Form 10KSB
period 2001-12-31
PARALLEL TECHNOLOGIES INC
filed 2004-07-28
CIK 710846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------


(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the transition period from ______________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-19276
                                                 -------

                           Parallel Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

         Nevada                                                 13-3140715
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                  211 West Wall Street, Midland, TX 79701-4556
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (432) 682-1761
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------


      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock - $0.006 par value

--------------------------------------------------------------------------------


Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes    No X
                                                             ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2003 was $-0-

The aggregate market value of voting common equity held by non-affiliates as of July 15, 2004 was approximately $19,243.66.

As of July 16, 2004, there were 39,243,659 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                           Parallel Technologies, Inc.

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1   Description of Business                                           3
Item 2   Description of Property                                          13
Item 3   Legal Proceedings                                                13
Item 4   Submission of Matters to a Vote of Security Holders              13

Part II

Item 5   Market for Company's Common Stock and Related Stockholders
            Matters                                                       13
Item 6   Management's Discussion and Analysis or Plan of Operation        14
Item 7   Financial Statements                                             F-1
Item 8   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosures                       17
Item 8A     Controls and Procedures                                       17

Part III

Item 9   Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act    17
Item 10  Executive Compensation                                           19
Item 11  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                               19
Item 12  Certain Relationships and Related Transactions                   19
Item 13  Exhibits and Reports on 8-K                                      19

Signatures                                                                20

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


                                     PART I

Item 1 - Description of Business

Parallel Technologies, Inc. (Company) was originally incorporated on October 6, 1982 under the laws of the State of Nevada as M, Inc. The Company was initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity. From October 6, 2982 through June 3, 1991, the Company was not engaged in any business activity.

The Company completed a public offering of its common stock pursuant to a Registration Statement on Form S-18 prior to March 31, 1983. This offering sold approximately 19,815,000 shares of common stock at a price of $0.01 per share. The aggregate proceeds from this offering were approximately $198,150 and the net proceeds were approximately $164,413, after deducting certain expenses related thereto. These shares were offered directly by the Company and no underwriter was used in this transaction.

On June 3, 1991,  the Company  consummated a business  combination  transaction, pursuant to an Agreement and Plan of Reorganization (Agreement) with Graphex Imaging Systems, Inc. whereby Graphex Imaging Systems, Inc. became a wholly-owned subsidiary of the Company. This transaction involved the Company issuing approximately 9,750,000 shares of restricted, unregistered common stock in exchange for 100.0% of the issued and outstanding common stock of Graphex Imaging Systems, Inc. The full details of the Graphex transaction is disclosed in a Current Report on Form 8-K, dated June 3, 1991, as previously filed with the U. S. Securities and Exchange Commission.

Concurrent with this transaction, the Company changed its corporate name to Parallel Technologies, Inc.

In November 1993, the Company formed a new wholly-owned subsidiary, Healthcom, Inc., a Nevada corporation, to devise, integrate and sell information processing systems for the medical/healthcare industry. This entity started operations during 1994.

During 1995, the activities of both Graphex Imaging Systems, Inc. and Healthcom, Inc. ceased to operate and the Company disposed of all assets, liabilities and operating activities related to both entities by December 31, 1995. The Company has had no operations, assets or liabilities since the year ended December 31, 1995.

On February 23, 2004, the Company sold 20,000,000 shares of restricted common stock at $0.006 per share for gross proceeds of $120,000, pursuant to a subscription agreement, to Glenn A. Little, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Glenn A. Little became the Company's controlling shareholder, owning 20,000,000 shares of the 39,243,659 issued and outstanding shares of the Registrant's common stock, or approximately 50.96%, at the close of business on February 23, 2004.

On Tuesday, June 8, 2004, the U. S. Securities and Exchange Commission temporarily suspended trading in 26 separate stocks, including the Company's, because the respective companies had failed to file periodic financial statements as required by the Securities Exchange Act of 1934, as amended. The Company, through the actions of prior management, had been delinquent in filing its Annual and Quarterly Reports on either Form 10-KSB or Form 10-QSB since the quarter ended September 30, 1994.

With the engagement of S. W. Hatfield, CPA, management, through a Current Report on Form 8-K, notified the general public of it's intent to file the Annual Report on Form 10-KSB for each of the years ended December 31, 2001, December 31, 2002 and December 31, 2003, as soon as the appropriate records could be provided to the Company's newly appointed independent certified public accounting firm and the required audits of the Company's financial statements may be completed. Additionally, the Company intends to file the required Quarterly Reports on Form 10- QSB for each of the respective quarters ended March 31, June 30, and September 30, 2002; March 31, June 30, and September 30, 2003 and March 31, 2004. This Annual Report on Form 10-KSB is a part of the commitment of current management to maintain current financial and corporate information to the investing community.

The Company's equity securities are traded under the symbol "PLLK" on Pink Sheets, LLC. As such, the Company may be referred to as a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

It is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur until after the effective date of this registration statement. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This include industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

As a consequence of this registration of its securities, any entity, which has an interest in being acquired by, or merging into the Company, is expected to be an entity that desires to become a public Company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholders of the Company by the acquiring entity or its affiliates. If stock is purchased from the current principal stockholders, the transaction is likely to result in substantial gains to the current principal stockholders relative to their purchase price for such stock. In the Company's judgment, none of the officers and directors would thereby become an underwriter within the meaning of the Section 2(11) of the Securities Act of 1933, as amended as long as the transaction is a private transaction rather than a public distribution of securities. The sale of a controlling interest by certain principal shareholders of the Company would occur at a time when minority stockholders are unable to sell their shares because of the lack of a public market for such shares.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of
Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker- dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated. Should the Company determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in the best interests of the Company and its stockholders, the Company is, in general, permitted by Nevada law to enter into a transaction if: The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically authorized, approved or ratified in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction is structured in such a fashion that prior stockholder approval is necessary, the Company will be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal. Minority shareholders that do not vote in favor of a proposed transaction will then have the right, in the event the transaction is approved by the required number of stockholders, to exercise statutory dissenter's rights and elect to be paid the fair value of their shares.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officers and directors, none of whom are professional business analysts (See Management). Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     o Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
     o The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors The Company Regulations of Penny Stocks).
     o Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     o    The extent to which the business opportunity can be advanced;
     o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     o Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     o The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
     o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less that $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired Company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

Investment Company Act and Other Regulation

The Company may participate in a business opportunity by purchasing, trading or selling the securities of such business. The Company does not, however, intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an investment Company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment Company securities. Since the Company will not register as an investment Company, stockholders will not be afforded these protections.

Competition

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Risk Factors
------------

Conflicts of Interest. Certain conflicts of interest exist between the Company and its officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need for Additional Financing. The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholders. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Regulation of Penny Stocks. The Company's securities, when available for trading will be subject to a Securities and Exchange Commission rule that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purpose of the rule, the phrase accredited investor means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker dealer must make special suitability determination for the purchaser and receive the purchasers written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers ability of broker-dealers to sell the Company's securities and ability of also may affect the ability of purchasers of the Company's securities to sell such securities in any market that might develop therefor.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. Such rules include Rule 3a51-1 under the Securities Act of 1933, an Rules 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and
15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute penny stocks within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market, which might develop.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years form patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns form being established with respect to the Company's securities.

No Operating History. The Company has no current or meaningful operating history, revenues from operations or assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Possible Business Not Identified and Highly Risky. The Company has not identified and has no commitments to enter into or acquire a specific business opportunity. As a result, it is only able to make general disclosures concerning the risks and hazards of acquiring a business opportunity, rather than providing disclosure with respect to specific risks and hazards relating to a particular business opportunity. As a general matter, prospective investors can expect any potential business opportunity to be quite risky.

Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering an the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Impracticability of Exhaustive Investigation. The Company's limited funds and lack of full-time management will make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the

Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Need for Audited Financial Statements. The Company will require audited financial statements from any business that it proposes to acquire. Since the Company will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the Exchange Act), it will be required to include audited financial statements in its periodical reports for any existing business it may acquire. In addition, the lack of audited financial statements would prevent the securities of the Company from becoming eligible for listing on NASDAQ, the automated quotation system sponsored by the Association of Securities Dealers, Inc., or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of the Company. Finally, without audited financial statements, the Company would almost certainly be unable to offer securities under a Registration Statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited. Consequently, acquisitions prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by the Company to be appropriate for acquisition.

Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

Dependence upon Management; Limited Participation of Management. The Company will be entirely dependant upon the experience of its officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to the Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

Lack of Continuity in Management. The Company does not have an employment agreement with any of its officers or directors, and as a result, there is no assurance that they will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officers and directors of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

Indemnification of Officers and Directors. The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officers of the Company consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e. the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

Loss of Control by Present Management and Stockholders. In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued Common Stock that represents the greater majority of the voting power and equity of the Company. In conjunction with such a transaction, the Company's current Officers, Directors, and principal shareholders could also sell all, or a portion, of their controlling block of stock to the acquired Company's stockholders. Such a transaction would result in a greatly reduced percentage of ownership of the Company by its current shareholders. As a result, the acquired Company's stockholders would control the Company, and it is likely that they would replace the Company's management with persons who are unknown at this time.

No Public Market Exists. While the Company's equity securities are listed for trading on Pink Sheets, LLC under the trading symbol "PLLK", there is no significant or consistent public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchasers finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

Rule 144 Sales. Of the 39,243,659 presently outstanding shares of the Company's stock, 20,000,000 shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable state securities law. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period, may under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner, for a period of at least two years. A sale under Rule 144, or under an other exemption from the Act, if available, or pursuant to subsequent registrations of common stock of present shareholders, may have a depressive effect upon the price of the Common Stock in may market that may develop. As of the date hereof, the current controlling shareholders have held approximately 50.96% of the total issued and outstanding shares of the common stock of the Company thereof since February 13, 2004. Accordingly, such shares are not currently available for resale in accordance with the provisions of Rule 144.

Blue Sky Consideration. Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.


Item 2 - Description of Property

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (915) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.


Item 3 - Legal Proceedings

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


Item 4 - Submission of Matters to a Vote of Security Holders

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto.


                                     PART II

Item 5 - Market for Company's Common Stock and Related Stockholder Matters

Market for Trading

The Company's common stock is traded under the symbol "PLLK" on Pink Sheets, LLC. As of July 15, 2004, the Company has approximately 477 shareholders of record.

There has been no regular, established trading market for the Company's common stock since the completion of the 1993 public offering via a Registration Statement on Form S-18. Further, to the knowledge of management, there has been no significant trading activity in the past three years.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 100,000,000 shares of $0.006 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Articles of Incorporation do not permit cumulative voting for the election of directors.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non- assessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

Transfer Agent

Our independent stock transfer agent is Jersey Transfer and Trust Co., located in Verona, New Jersey. Their mailing address and telephone number is: P. O. Box 26, Verona, New Jersey 07044; (973) 239-2712.

Reports to Stockholders

The Company plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to comply with the periodic reporting requirements of the Securities Exchange Act of 1934.

Dividend policy

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.


Item 6 - Management's Discussion and Analysis or Plan of Operation

General

Parallel Technologies, Inc. (Company) was originally incorporated on October 6, 1982 under the laws of the State of Nevada as M, Inc. The Company was initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity. From October 6, 2982 through June 3, 1991, the Company was not engaged in any business activity.

The Company completed a public offering of its common stock pursuant to a Registration Statement on Form S-18 prior to March 31, 1983. This offering sold approximately 19,815,000 shares of common stock at a price of $0.01 per share. The aggregate proceeds from this offering were approximately $198,150 and the net proceeds were approximately $164,413, after deducting certain expenses related thereto. These shares were offered directly by the Company and no underwriter was used in this transaction.

On June 3, 1991, the Company consummated a business combination transaction, pursuant to an Agreement and Plan of Reorganization (Agreement) with Graphex Imaging Systems, Inc. whereby Graphex Imaging Systems, Inc. became a wholly-owned subsidiary of the Company. This transaction involved the Company issuing approximately 9,750,000 shares of restricted, unregistered common stock in exchange for 100.0% of the issued and outstanding common stock of Graphex Imaging Systems, Inc. The full details of the Graphex transaction is disclosed in a Current Report on Form 8-K, dated June 3, 1991, as previously filed with the U. S. Securities and Exchange Commission.

Concurrent with this transaction, the Company changed its corporate name to Parallel Technologies, Inc.

In November 1993, the Company formed a new wholly-owned subsidiary, Healthcom, Inc., a Nevada corporation, to devise, integrate and sell information processing systems for the medical/healthcare industry. This entity started operations during 1994.

During 1995, the activities of both Graphex Imaging Systems, Inc. and Healthcom, Inc. ceased to operate and the Company disposed of all assets, liabilities and operating activities related to both entities by December 31, 1995.

The Company has had no operations, assets or liabilities since the year ended December 31, 1995.

Results of Operations

The Company had no revenue for the years ended December 31, 2001 and 2000, respectively.

General and administrative expenses for the years ended December 31, 2001 and 2000 were approximately $2,000 and $2,000, respectively. These costs relate solely to charges from the Company's Stock Transfer agent. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective years ended December 31, 2001 and 2000 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2001 and 2000, respectively, the Company had working capital of approximately $(21,500) and $(19,500), respectively.

On February 23, 2004, the Company sold 20,000,000 shares of restricted common stock at $0.006 per share for gross proceeds of $120,000, pursuant to a subscription agreement, to Glenn A. Little, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Glenn A. Little became the Company's controlling shareholder, owning 20,000,000 shares of the 39,243,659 issued and outstanding shares of the Registrant's common stock, or approximately 50.96%, at the close of business on February 23, 2004.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business

General

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Liquidity and Capital Resources

The Company, for all practical purposes, remains dormant and has experienced no significant change in liquidity or capital resources or stockholders equity.
Management has no plans or commitments for capital requirements in the foreseeable future.

It is the intent of management and significant stockholders to provide sufficient working capital to preserve the integrity of the corporate entity, however, there are no commitments to provide additional funds have been made by management or other stockholders, and the Company has no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the forgoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.

Item 7 - Index to Financial Statements

The required financial statements begin on page F-1 of this document.


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

On March 25, 2004, reporting an event occurring on March 14, 2004, the Company filed a Current Report on Form 8-K reporting a change in control transaction through the sale of 20,000,000 shares of restricted, unregistered common stock to Glenn A. Little. Mr. Little was concurrently elected Chief Executive Officer, President, Chief Operating Officer, Chairman of the Board of Directors, and Secretary and Treasurer of the Company. With Mr. Little's assumption of control of the Company, he began to undertake the necessary steps to correct the previous administration's lapses in filing the required periodic reports under the Securities Exchange Act of 1934 ('34 Act).

On February 28, 1996, Parallel Technologies, Inc. (Company) was notified that it's then appointed auditors, Grant Thornton, through their Melville, New York office, was resigning due to reasons as set forth in their letter, which was filed as a component of a Current Report on Form 8-K filed by the Company on March 12, 1996.

Grant Thornton's work was to be performed on the Company's financial statements for the year ended December 31, 1994 and their work was not completed due to a lack of available capital to complete the Company's then business plan. No Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q have been filed by the Company since the Form 10-Q for the quarter ended September 30, 1994. Further, the Company has not had an auditor of record since Grant Thornton's resignation in February 1996.

Engagement of S. W. Hatfield, CPA
---------------------------------

On June 15, 2004, as a result of the change in control of the Company, the Company's Sole Director authorized the engagement of S. W. Hatfield, CPA of Dallas, Texas (SWHCPA) as the Company's new independent auditors. The Company did not consult with SWHCPA at any time prior to the February 18, 2004 change in control or subsequent thereto, including the Company's two most recent fiscal years ended December 31, 2003 and 2002, and the subsequent interim periods through the date of this Report, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Item 8A - Controls and Procedures

As of December 31, 2003, evaluation of the effectiveness of the design and operation of Parallel Technologies, Inc.'s disclosure controls and procedures was carried out under the supervision and with the participation of management, including our Chief Executive and Financial Officer. Based upon that evaluation, our Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.


                                    PART III

Item  9  -  Directors,   Executive  Officers,  Promoters  and  Control  Persons;
Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

           Name              Age                  Position Held and Tenure
           ----              ---                  ------------------------

     Glenn Little            50             President, Chief Executive Officer
                                            Chief Financial Officer and Director

The  director  named  above  will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Glenn A. Little, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration) and the American Graduate School of International Management (Master of Business Administration - International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Mr. Little currently serves as an officer and director of other inactive public corporations having the same business purpose as the Company.

Before founding LITCO Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in New Orleans and Midland and worked for the First National Bank of Commerce in New Orleans, Louisiana.

Indemnification of Officers and Directors.

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

Conflicts of Interest

None of the officers of the Company will devote more than a small portion of their respective time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


Item 10 - Executive Compensation

Currently, management of the Company requires less than five (5) hours per month. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See Certain Relationships and Related Transactions.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                   % of Class
Name and address                 Number of Shares             Beneficially Owned
----------------                 ----------------             ------------------

Glenn A. Little                     20,000,000                      50.96%
211 West Wall
Midland, Texas 79701

All Directors and                   20,000,000                      50.96%
Executive Officers (1 person)


Item 12 - Certain Relationships and Related Transactions

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (915) 682-1761. This address is maintained and controlled by Glenn A. Little, the Company's President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.


Item 13 - Exhibits and Reports on Form 8-K

Exhibits
--------
   31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
   32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

   March 14, 2004 - Announcing a change in control of the Company
   June 15, 2004  - Announcing a change in certifying public accountant

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                     Parallel Technologies, Inc.

Dated: July 16, 2004                                 By:   /s/ Glenn A. Little
       -------------                                    ------------------------
                                                                 Glenn A. Little
                                                        Chief Executive Officer,
                                                         Chief Financial Officer
                                                                    and Director


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.

Dated: July 16, 2004                     By:        /s/ Glenn A. Little
       -------------                        ------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

                           Parallel Technologies, Inc.

                                    Contents
                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of December 31, 2001 and 2000                                        F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2001 and 2000                          F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2001 and 2000                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2001 and 2000                          F-6

   Notes to Financial Statements                                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Parallel Technologies, Inc.

We have audited the accompanying balance sheets of Parallel Technologies, Inc. (a Nevada corporation) as of December 31, 2001 and 2000 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended December 31, 2001 and 2000, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallel Technologies, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the each of the two years ended December 31, 2001 and 2000, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                              S. W. HATFIELD, CPA
Dallas, Texas
July 15, 2004


                           Parallel Technologies, Inc.
                                 Balance Sheets
                           December 31, 2001 and 2000


                                                                  December 31,    December 31,
                                                                      2001            2000
                                                                  ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                       $       --      $       --
                                                                  ------------    ------------

   Total Current Assets                                                   --              --
                                                                  ------------    ------------

Total Assets                                                      $       --      $       --
                                                                  ============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                                     $     17,500    $     15,500
                                                                  ------------    ------------

     Total Current Liabilities                                          17,500          15,500
                                                                  ------------    ------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
    Common stock - $0.006 par value
     100,000,000 shares authorized
     19,243,659 shares issued and outstanding, respectively            115,461         115,461
   Additional paid-in capital                                       11,897,663      11,897,663
   Accumulated deficit                                             (12,030,624)    (12,028,624)
                                                                  ------------    ------------

   Total Shareholders' Equity (Deficit)                                (17,500)        (15,500)
                                                                  ------------    ------------

   Total Liabilities and Shareholders' Equity                     $       --      $       --
                                                                  ============    ============






The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                           Parallel Technologies, Inc.
                 Statements of Operations and Comprehensive Loss
                     Years ended December 31, 2001 and 2000


                                                    Year ended      Year ended
                                                   December 31,    December 31,
                                                       2001            2000
                                                   ------------    ------------

Revenues                                           $       --      $       --
                                                   ------------    ------------

Expenses
   General and administrative expenses                    2,000           2,000
                                                   ------------    ------------

     Total operating expenses                             2,000           2,000
                                                   ------------    ------------

Loss from continuing operations
   before provision for income taxes                     (2,000)         (2,000)

Provision for income taxes                                 --              --
                                                   ------------    ------------

Net Loss                                                 (2,000)         (2,000)

Other Comprehensive Income                                 --              --
                                                   ------------    ------------

Comprehensive Loss                                 $     (2,000)   $     (2,000)
                                                   ============    ============


Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                  nil             nil
                                                   ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted             19,243,659      19,243,659
                                                   ============    ============













The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                           Parallel Technologies, Inc.
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 2001 and 2000


                                                       Additional
                               Common Stock              paid-in      Accumulated
                           Shares         Amount         capital        deficit         Total
                        ------------   ------------   ------------   ------------    ------------
Balances at
   January 1, 2000        19,243,659   $    115,461   $ 11,897,663   $(12,026,624)   $    (13,500)

Net loss for the year           --             --             --           (2,000)         (2,000)
                        ------------   ------------   ------------   ------------    ------------

Balances at
   December 31, 2000      19,243,659        115,461     11,897,663    (12,028,624)        (15,500)

Net loss for the year           --             --             --           (2,000)         (2,000)
                        ------------   ------------   ------------   ------------    ------------

Balances at
   December 31, 2001      19,243,659   $    115,461   $ 11,897,663   $(12,030,624)   $    (17,500)
                        ============   ============   ============   ============    ============


























The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                           Parallel Technologies, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 2001 and 2000


                                                             Year ended     Year ended
                                                            December 31,   December 31,
                                                                2001           2000
                                                            ------------   ------------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $     (2,000)  $     (2,000)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                                  2,000          2,000
                                                            ------------   ------------

Net cash used in operating activities                               --             --
                                                            ------------   ------------


Cash Flows from Investing Activities                                --             --
                                                            ------------   ------------


Cash Flows from Financing Activities
   Cash advanced by shareholder                                     --             --
                                                            ------------   ------------

Net cash provided by financing activities                           --             --
                                                            ------------   ------------

Increase (Decrease) in Cash                                         --             --

Cash at beginning of period                                         --             --
                                                            ------------   ------------

Cash at end of period                                       $       --     $       --
                                                            ============   ============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $       --     $       --
                                                            ============   ============
     Income taxes paid for the year                         $       --     $       --
                                                            ============   ============



The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                           Parallel Technologies, Inc.

                          Notes to Financial Statements


Note A - Organization and Description of Business

Parallel Technologies, Inc. (Company) was originally incorporated on October 6, 1982 under the laws of the State of Nevada as M, Inc. The Company was initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly- owned entity.

On June 3, 1991,  the Company  consummated a business  combination  transaction, pursuant to an Agreement and Plan of Reorganization (Agreement) with Graphex Imaging Systems, Inc. whereby Graphex Imaging Systems, Inc. became a wholly-owned subsidiary of the Company. Concurrent with this transaction, the Company changed its corporate name to Parallel Technologies, Inc.

During 1995, this activity ceased to operate and the Company disposed of all assets, liabilities and operating activities related to Graphex Imaging Systems, Inc. The Company has had no operations, assets or liabilities since the year ended December 31, 1995.


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented


Note C - Going Concern Uncertainty

The Company was originally formed in 1982 for the purpose of entering into a business combination transaction with a privately owned company seeking to become a publicly-owned entity. In 1991, the Company consummated a business combination transaction and this endeavor was unsuccessful. The Company has had no operations, assets or liabilities since 1995.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

                           Parallel Technologies, Inc.

Note C - Going Concern Uncertainty - Continued

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

                           Parallel Technologies, Inc.

Note D - Summary of Significant Accounting Policies - Continued

3.   Earnings (loss) per share - continued
     -------------------------

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At December 31, 2001 and 2000, and subsequent thereto, the Company had no outstanding common stock equivalents.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note F - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2001 and 2000, are as follows:

                                                      Year ended     Year ended
                                                     December 31,   December 31,
                                                         2001           2000
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
       Total                                         $       --     $       --
                                                     ============   ============

As a result of an April 2004 change in control, the Company has a nominal net operating loss carryforwards for income tax purposes. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look- back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                           Parallel Technologies, Inc.

Note F - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Year ended      Year ended
                                                            December 31,    December 31,
                                                                2001            2000
                                                            ------------    ------------
Statutory rate applied to income before income taxes        $       (680)   $       (680)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward            680             680
                                                            ------------    ------------

         Income tax expense                                 $       --      $       --
                                                            ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:


                                                                        December 31,   December 31,
                                                                            2001           2000
                                                                        ------------   ------------
     Deferred tax assets, reflecting the April 2004 change in control
       Net operating loss carryforwards                                 $       --     $       --
       Less valuation allowance                                                 --             --
                                                                        ------------   ------------

       Net Deferred Tax Asset                                           $       --     $       --
                                                                        ============   ============

During the years ended December 31, 2001 and 2000, there was no change in the reserve for the deferred current tax asset.


Note G - Common Stock Transactions

On February 23, 2004, the Company sold 20,000,000 shares of restricted common stock at $0.006 per share for gross proceeds of $120,000, pursuant to a subscription agreement, to Glenn A. Little, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Glenn A. Little became the Company's controlling shareholder, owning 20,000,000 shares of the 39,243,659 issued and outstanding shares of the Registrant's common stock, or approximately 50.96%, at the close of business on February 23, 2004.