Form 10QSB
period 2002-03-31
PARALLEL TECHNOLOGIES INC
filed 2004-07-28
CIK 710846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


           For the quarterly period ended March 31, 2002

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934



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


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES    NO X
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 16, 2004: 39,243,659

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                           Parallel Technologies, Inc.

                Form 10-QSB for the Quarter ended March 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          11

  Item 3   Controls and Procedures                                            14

Part II - Other Information

  Item 1   Legal Proceedings                                                  14

  Item 2   Changes in Securities                                              14

  Item 3   Defaults Upon Senior Securities                                    14

  Item 4   Submission of Matters to a Vote of Security Holders                14

  Item 5   Other Information                                                  14

  Item 6   Exhibits and Reports on Form 8-K                                   14


Signatures                                                                    15


Part I
Item 1 - Financial Statements

                           Parallel Technologies, Inc.
                                 Balance Sheets
                             March 31, 2002 and 2001

                                   (Unaudited)
                                                                    March 31,       March 31,
                                                                      2002            2001
                                                                  ------------    ------------
                                     Assets
                                     ------

Current Assets
   Cash on hand and in bank                                       $       --      $       --
                                                                  ------------    ------------

   Total Current Assets                                                   --              --
                                                                  ------------    ------------

Total Assets                                                      $       --      $       --
                                                                  ============    ============


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                                     $     18,000    $     16,000
                                                                  ------------    ------------

     Total Current Liabilities                                          18,000          16,000
                                                                  ------------    ------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Common stock - $0.006 par value
     100,000,000 shares authorized
     19,243,659 shares issued and outstanding, respectively            115,461         115,461
   Additional paid-in capital                                       11,897,663      11,897,663
   Accumulated deficit                                             (12,031,124)    (12,029,124)
                                                                  ------------    ------------

   Total Shareholders' Equity (Deficit)                                (18,000)        (16,000)
                                                                  ------------    ------------

   Total Liabilities and Shareholders' Equity                     $       --      $       --
                                                                  ============    ============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               3

                           Parallel Technologies, Inc.
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2002 and 2001


                                                   Three months    Three months
                                                       ended           ended
                                                     March 31,       March 31,
                                                       2002            2001
                                                   ------------    ------------

Revenues                                           $       --      $       --
                                                   ------------    ------------

Expenses
   General and administrative expenses                      500             500
                                                   ------------    ------------

     Total operating expenses                               500             500
                                                   ------------    ------------

Loss from continuing operations
   before provision for income taxes                       (500)           (500)

Provision for income taxes                                 --              --
                                                   ------------    ------------

Net Loss                                                   (500)           (500)

Other Comprehensive Income                                 --              --
                                                   ------------    ------------

Comprehensive Loss                                 $       (500)   $       (500)
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
                                                   ============    ============




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               4


                           Parallel Technologies, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2002 and 2001


                                                            Three months   Three months
                                                                ended          ended
                                                              March 31,      March 31,
                                                                2002           2001
                                                            ------------   ------------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $       (500)  $       (500)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                                    500            500
                                                            ------------   ------------

Net cash used in operating activities                               --             --
                                                            ------------   ------------


Cash Flows from Investing Activities                                --             --
                                                            ------------   ------------


Cash Flows from Financing Activities                                --             --
                                                            ------------   ------------


Increase (Decrease) in Cash                                         --             --

Cash at beginning of period                                         --             --
                                                            ------------   ------------

Cash at end of period                                       $       --     $       --
                                                            ============   ============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $       --     $       --
                                                            ============   ============
     Income taxes paid for the year                         $       --     $       --
                                                            ============   ============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               5

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2002.

                           Parallel Technologies, Inc.

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           Parallel Technologies, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------

     As of March 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2002 and 2001, and subsequent thereto, the Company had no outstanding common stock equivalents.


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



                (Remainder of this page left blank intentionally)

                           Parallel Technologies, Inc.

Note F - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2002 and 2001, are as follows:

                                                     Three months   Three months
                                                         ended          ended
                                                       March 31,      March 31,
                                                         2002           2001
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
       Total                                         $       --     $       --
                                                     ============   ============

As a result of an April 2004 change in control, the Company has a nominal net operating loss carryforwards for income tax purposes. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Three months    Three months
                                                                ended           ended
                                                              March 31,       March 31,
                                                                2002            2001
                                                            ------------    ------------
Statutory rate applied to income before income taxes        $       (170)   $       (170)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward            170             170
                                                            ------------    ------------

         Income tax expense                                 $       --      $       --
                                                            ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:


                                                                        March 31,   March 31,
                                                                           2002        2001
                                                                        ---------   --------
     Deferred tax assets, reflecting the April 2004 change in control
       Net operating loss carryforwards                                 $    --     $    --
       Less valuation allowance                                              --          --
                                                                        ---------   ---------
       Net Deferred Tax Asset                                           $    --     $    --
                                                                        =========   =========

                           Parallel Technologies, Inc.

Note F - Income Taxes - Continued

During the three month periods ended March 31, 2002 and 2001, respectively, there was no change in the reserve for the deferred current tax asset.


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




                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  General

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

(3)  Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2002 and 2001, respectively.

General and administrative expenses for the three month periods ended March 31, 2002 and 2001 were approximately $500 and $500, respectively. These costs relate solely to charges from the Company's Stock Transfer agent. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2002 and 2001 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2002 and 2001, respectively, the Company had working capital of approximately $(18,000) and $(16,000), respectively.

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

(4)  Plan of Business

General
-------

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

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(5)  Liquidity and Capital Resources

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

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

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

   Exhibits
     31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

   Reports on Form 8-K

     March 14, 2004 - Announcing a change in control of the Company
     June 15, 2004 - Announcing a change in certifying public accountant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Parallel Technologies, Inc.

Dated: July 16, 2004                                /s/ Glenn A. Little
       -------------                        ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director