Form 10QSB
period 2002-06-30
PARALLEL TECHNOLOGIES INC
filed 2004-07-28
CIK 710846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


           For the quarterly period ended June 30, 2002

         Transition Report Under Section 13 or 15(d) of the Securities Exchange ------- Act of 1934


           For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-19276
                                                 -------

                           Parallel Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                13-3140715
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

                           Parallel Technologies, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2002

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


Part I
Item 1 - Financial Statements

                           Parallel Technologies, Inc.
                                 Balance Sheets
                             June 30, 2002 and 2001

                                   (Unaudited)
                                                                    June 30,        June 30,
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
                                                                  ============    ============


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                                     $     18,500    $     16,500
                                                                  ------------    ------------

     Total Current Liabilities                                          18,500          16,500
                                                                  ------------    ------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Common stock - $0.006 par value
     100,000,000 shares authorized
     19,243,659 shares issued and outstanding, respectively            115,461         115,461
   Additional paid-in capital                                       11,897,663      11,897,663
   Accumulated deficit                                             (12,031,624)    (12,029,624)
                                                                  ------------    ------------

   Total Shareholders' Equity (Deficit)                                (18,500)        (16,500)
                                                                  ------------    ------------

   Total Liabilities and Shareholders' Equity                     $       --      $       --
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


                           Parallel Technologies, Inc.
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2002 and 2001


                                            Six months      Six months     Three months    Three months
                                              ended           ended            ended           ended
                                             June 30,        June 30,        June 30,        June 30,
                                               2002            2001            2002            2001
                                           ------------    ------------    ------------    ------------
Revenues                                   $       --      $       --      $       --      $       --
                                           ------------    ------------    ------------    ------------

Expenses
   General and administrative expenses            1,000           1,000             500             500
                                           ------------    ------------    ------------    ------------

     Total operating expenses                     1,000           1,000             500             500
                                           ------------    ------------    ------------    ------------

Loss from continuing operations
   before provision for income taxes             (1,000)         (1,000)           (500)           (500)

Provision for income taxes                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Net Loss                                         (1,000)         (1,000)           (500)           (500)

Other Comprehensive Income                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Comprehensive Loss                         $     (1,000)   $     (1,000)   $       (500)   $       (500)
                                           ============    ============    ============    ============


Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                          nil             nil             nil             nil
                                           ============    ============    ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted     19,243,659      19,243,659      19,243,659      19,243,659
                                           ============    ============    ============    ============

















   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               4


                           Parallel Technologies, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2002 and 2001


                                                            Six months   Six months
                                                               ended        ended
                                                             June 30,     June 30,
                                                               2002         2001
                                                            ----------   ----------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $   (1,000)  $   (1,000)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                                1,000        1,000
                                                            ----------   ----------

Net cash used in operating activities                             --           --
                                                            ----------   ----------


Cash Flows from Investing Activities                              --           --
                                                            ----------   ----------


Cash Flows from Financing Activities                              --           --
                                                            ----------   ----------


Increase (Decrease) in Cash                                       --           --

Cash at beginning of period                                       --           --
                                                            ----------   ----------

Cash at end of period                                       $     --     $     --
                                                            ==========   ==========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $     --     $     --
                                                            ==========   ==========
     Income taxes paid for the year                         $     --     $     --
                                                            ==========   ==========











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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           Parallel Technologies, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------

     As of June 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2002 and 2001, and subsequent thereto, the Company had no outstanding common stock equivalents.


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



                (Remainder of this page left blank intentionally)

                           Parallel Technologies, Inc.

Note F - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2002 and 2001, are as follows:

                                                         Six months   Six months
                                                            ended        ended
                                                          June 30,     June 30,
                                                            2002         2001
                                                         ----------   ----------
     Federal:
       Current                                           $     --     $     --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
     State:
       Current                                                 --           --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
       Total                                             $     --     $     --
                                                         ==========   ==========

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

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Six months     Six months
                                                               ended          ended
                                                             June 30,       June 30,
                                                               2002          2001
                                                            ----------    ----------
Statutory rate applied to income before income taxes        $     (340)   $     (340)
Increase (decrease) in income taxes resulting from:
     State income taxes                                           --            --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward          340           340
                                                            ----------    ----------

         Income tax expense                                 $     --      $     --
                                                            ==========    ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                                        June 30,   June 30,
                                                                          2002       2001
                                                                        --------   --------
     Deferred tax assets, reflecting the April 2004 change in control
       Net operating loss carryforwards                                 $   --     $   --
       Less valuation allowance                                             --         --
                                                                        --------   --------
       Net Deferred Tax Asset                                           $   --     $   --
                                                                        ========   ========

                           Parallel Technologies, Inc.

Note F - Income Taxes - Continued

During the six month periods ended June 30, 2002 and 2001, respectively, there was no change in the reserve for the deferred current tax asset.


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

(2)  General

Parallel Technologies, Inc. (Company) was originally incorporated on October 6, 1982 under the laws of the State of Nevada as M, Inc. The Company was initially formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately owned entity seeking to become a publicly-owned entity. From October 6, 1982 through June 3, 1991, the Company was not engaged in any business activity.

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

(3)  Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2002 and 2001, respectively.

General and administrative expenses for the six month periods ended June 30, 2002 and 2001 were approximately $1,000 and $1,000, respectively. These costs relate solely to charges from the Company's Stock Transfer agent. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended June 30, 2002 and 2001 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2002 and 2001, respectively, the Company had working capital of approximately $(18,500) and $(16,500), respectively.

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

Combination Suitability Standards
---------------------------------

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