Form 10QSB
period 2002-09-30
PARALLEL TECHNOLOGIES INC
filed 2004-07-28
CIK 710846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


           For the quarterly period ended September 30, 2002

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

                           Parallel Technologies, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                            Page
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11

  Item 3   Controls and Procedures                                           14

Part II - Other Information

  Item 1   Legal Proceedings                                                 14

  Item 2   Changes in Securities                                             14

  Item 3   Defaults Upon Senior Securities                                   14

  Item 4   Submission of Matters to a Vote of Security Holders               14

  Item 5   Other Information                                                 14

  Item 6   Exhibits and Reports on Form 8-K                                  15


Signatures                                                                   15


Part I
Item 1 - Financial Statements

                           Parallel Technologies, Inc.
                                 Balance Sheets
                           September 30, 2002 and 2001

                                   (Unaudited)
                                                                  September 30,    September 30,
                                                                       2002             2001
                                                                  -------------    -------------
                                     Assets
                                     ------

Current Assets
   Cash on hand and in bank                                       $        --      $        --
                                                                  -------------    -------------

   Total Current Assets                                                    --               --
                                                                  -------------    -------------

Total Assets                                                      $        --      $        --
                                                                  =============    =============


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                                     $      19,000    $      17,000
                                                                  -------------    -------------

     Total Current Liabilities                                           19,000           17,000
                                                                  -------------    -------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Common stock - $0.006 par value
     100,000,000 shares authorized
     19,243,659 shares issued and outstanding, respectively             115,461          115,461
   Additional paid-in capital                                        11,897,663       11,897,663
   Accumulated deficit                                              (12,032,124)     (12,030,124)
                                                                  -------------    -------------

   Total Shareholders' Equity (Deficit)                                 (19,000)         (17,000)
                                                                  -------------    -------------

   Total Liabilities and Shareholders' Equity                     $        --      $        --
                                                                  =============    =============






   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               3


                           Parallel Technologies, Inc.
                 Statements of Operations and Comprehensive Loss
             Nine and Three months ended September 30, 2002 and 2001


                                            Nine months     Nine months       Three months    Three months
                                               ended            ended            ended            ended
                                           September 30,    September 30,    September 30,    September 30,
                                                2002             2001             2002             2001
                                           -------------    -------------    -------------    -------------

Revenues                                   $        --      $        --      $        --      $        --
                                           -------------    -------------    -------------    -------------

Expenses
   General and administrative expenses             1,500            1,500              500              500
                                           -------------    -------------    -------------    -------------

     Total operating expenses                      1,500            1,500              500              500
                                           -------------    -------------    -------------    -------------

Loss from continuing operations
   before provision for income taxes              (1,500)          (1,500)            (500)            (500)

Provision for income taxes                          --               --               --               --
                                           -------------    -------------    -------------    -------------

Net Loss                                          (1,500)          (1,500)            (500)            (500)

Other Comprehensive Income                          --               --               --               --
                                           -------------    -------------    -------------    -------------

Comprehensive Loss                         $      (1,500)   $      (1,500)   $        (500)   $        (500)
                                           =============    =============    =============    =============


Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                           nil              nil              nil              nil
                                           =============    =============    =============    =============

Weighted-average number of shares
   outstanding - basic and fully diluted      19,243,659       19,243,659       19,243,659       19,243,659
                                           =============    =============    =============    =============




   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               4


                           Parallel Technologies, Inc.
                            Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001


                                                             Nine months     Nine months
                                                                ended           ended
                                                            September 30,   September 30,
                                                                 2002            2001
                                                            -------------   -------------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $      (1,500)  $      (1,500)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                                   1,500           1,500
                                                            -------------   -------------

Net cash used in operating activities                                --              --
                                                            -------------   -------------


Cash Flows from Investing Activities                                 --              --
                                                            -------------   -------------


Cash Flows from Financing Activities                                 --              --
                                                            -------------   -------------


Increase (Decrease) in Cash                                          --              --

Cash at beginning of period                                          --              --
                                                            -------------   -------------

Cash at end of period                                       $        --     $        --
                                                            =============   =============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $        --     $        --
                                                            =============   =============
     Income taxes paid for the year                         $        --     $        --
                                                            =============   =============



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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           Parallel Technologies, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------

     As of September 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2002 and 2001, and subsequent thereto, the Company had no outstanding common stock equivalents.


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



                (Remainder of this page left blank intentionally)

                           Parallel Technologies, Inc.

Note F - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2002 and 2001, are as follows:

                                                    Nine months     Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                        2002            2001
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
       Total                                       $        --     $        --
                                                   =============   =============

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

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Nine months      Nine months
                                                                ended            ended
                                                            September 30,    September 30,
                                                                 2002             2001
                                                            -------------    -------------
Statutory rate applied to income before income taxes        $        (510)   $        (510)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --                --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward             510              510
                                                            -------------    -------------

         Income tax expense                                 $        --      $        --
                                                            =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                                                        September 30,   September 30,
                                                                             2002            2001
                                                                        -------------   -------------
     Deferred tax assets, reflecting the April 2004 change in control
       Net operating loss carryforwards                                 $        --     $        --
       Less valuation allowance                                                  --              --
                                                                        -------------   -------------
       Net Deferred Tax Asset                                           $        --     $        --
                                                                        =============   =============

                           Parallel Technologies, Inc.

Note F - Income Taxes - Continued

During the nine month periods ended September 30, 2002 and 2001, respectively, there was no change in the reserve for the deferred current tax asset.


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

(3)  Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2002 and 2001, respectively.

General and administrative expenses for the nine month periods ended September 30, 2002 and 2001 were approximately $1,500 and $1,500, respectively. These costs relate solely to charges from the Company's Stock Transfer agent. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine month periods ended September 30, 2002 and 2001 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2002 and 2001, respectively, the Company had working capital of approximately $(19,000) and $(17,000), respectively.

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

   Reports on Form 8-K
   -------------------
   March 14, 2004 - Announcing a change in control of the Company
   June 15, 2004  - Announcing a change in certifying public accountant

--------------------------------------------------------------------------------


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