Form 10KSB
period 2003-12-31
PARALLEL TECHNOLOGIES INC
filed 2004-07-29
CIK 710846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

--------------------------------------------------------------------------------

(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2003

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

During 1995, the activities of both Graphex Imaging Systems, Inc. and Healthcom, Inc. ceased to operate and the Company disposed of all assets, liabilities and operating activities related to both entities by December 31, 1995. The Company has had no operations, assets or liabilities since the year ended December 31, 1995.
                                                                               3

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

Results of Operations

The Company had no revenue for the years ended December 31, 2003 and 2002, respectively.

General and administrative expenses for the years ended December 31, 2003 and 2002 were approximately $2,000 and $2,000, respectively. These costs relate solely to charges from the Company's Stock Transfer agent. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective years ended December 31, 2003 and 2002 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2003 and 2002, respectively, the Company had working capital of approximately $(21,500) and $(19,500), respectively.

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
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

                           Parallel Technologies, Inc.

                                    Contents
                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of December 31, 2003 and 2002                                        F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2003 and 2002                          F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2003 and 2002                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2003 and 2002                          F-6

   Notes to Financial Statements                                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Parallel Technologies, Inc.

We have audited the accompanying balance sheets of Parallel Technologies, Inc. (a Nevada corporation) as of December 31, 2003 and 2002 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended December 31, 2003 and 2002, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallel Technologies, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the each of the two years ended December 31, 2003 and 2002, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                                S. W. HATFIELD, CPA
Dallas, Texas
July 15, 2004


                           Parallel Technologies, Inc.
                                 Balance Sheets
                           December 31, 2003 and 2002


                                                                  December 31,    December 31,
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
                                                                  ============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                                     $     21,500    $     19,500
                                                                  ------------    ------------

     Total Current Liabilities                                          21,500          19,500
                                                                  ------------    ------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Common stock - $0.006 par value
     100,000,000 shares authorized
     19,243,659 shares issued and outstanding, respectively            115,461         115,461
   Additional paid-in capital                                       11,897,663      11,897,663
   Accumulated deficit                                             (12,034,624)    (12,032,624)
                                                                  ------------    ------------

   Total Shareholders' Equity (Deficit)                                (21,500)        (19,500)
                                                                  ------------    ------------

   Total Liabilities and Shareholders' Equity                     $       --      $       --
                                                                  ============    ============










The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                           Parallel Technologies, Inc.
                 Statements of Operations and Comprehensive Loss
                     Years ended December 31, 2003 and 2002


                                                    Year ended      Year ended
                                                   December 31,    December 31,
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
                                                   ============    ============







The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                           Parallel Technologies, Inc.
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 2003 and 2002



                               Common Stock            Additional
                        ---------------------------      paid-in      Accumulated
                           Shares         Amount         capital        deficit          Total
                        ------------   ------------   ------------   ------------    ------------

Balances at
   January 1, 2002        19,243,659   $    115,461   $ 11,897,663   $(12,030,624)   $    (17,500)

Net loss for the year           --             --             --           (2,000)         (2,000)
                        ------------   ------------   ------------   ------------    ------------

Balances at
   December 31, 2002      19,243,659        115,461     11,897,663    (12,032,624)        (19,500)

Net loss for the year           --             --             --           (2,000)         (2,000)
                        ------------   ------------   ------------   ------------    ------------

Balances at
   December 31, 2003      19,243,659   $    115,461   $ 11,897,663   $(12,034,624)   $    (21,500)
                        ============   ============   ============   ============    ============





















The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                           Parallel Technologies, Inc.
                            Statements of Cash Flows
                     Years ended December 31, 2003 and 2002


                                                             Year ended     Year ended
                                                            December 31,   December 31,
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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At December 31, 2003 and 2002 and subsequent thereto, the Company had no outstanding common stock equivalents.


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

Note F - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2003 and 2002, are as follows:

                                                      Year ended     Year ended
                                                     December 31,   December 31,
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

                           Parallel Technologies, Inc.

Note F - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the years ended December 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                              Year ended     Year ended
                                                            December 30,    December 30,
                                                                2003            2002
                                                            ------------    ------------
Statutory rate applied to income before income taxes        $       (680)   $       (680)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward            680             680
                                                            ------------    ------------

         Income tax expense                                 $       --      $       --
                                                            ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2003 and 2002, respectively:

                                                                        December 31,   December 31,
                                                                            2003           2002
                                                                        ------------   ------------
     Deferred tax assets, reflecting the April 2004 change in control
       Net operating loss carryforwards                                 $       --     $       --
       Less valuation allowance                                                 --             --
                                                                        ------------   ------------

       Net Deferred Tax Asset                                           $       --     $       --
                                                                        ============   ============

During the years ended December 31, 2003 and 2002, there was no change in the reserve for the deferred current tax asset.


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