Form 10QSB
period 2004-03-31
PARALLEL TECHNOLOGIES INC
filed 2004-07-29
CIK 710846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


           For the quarterly period ended March 31, 2004

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

                           Parallel Technologies, Inc.

                Form 10-QSB for the Quarter ended March 31, 2004

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


Part I
Item 1 - Financial Statements

                           Parallel Technologies, Inc.
                                 Balance Sheets
                             March 31, 2004 and 2003

                                   (Unaudited)
                                                                    March 31,       March 31,
                                                                      2004            2003
                                                                  ------------    ------------
                                     Assets
                                     ------

Current Assets
 Cash on hand and in bank                                       $     60,000    $       --
                                                                  ------------    ------------

   Total Current Assets                                                   --              --
                                                                  ------------    ------------

Total Assets                                                      $     60,000    $       --
                                                                  ============    ============


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                                     $       --      $     20,000
                                                                  ------------    ------------

     Total Current Liabilities                                            --            20,000
                                                                  ------------    ------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Common stock - $0.006 par value
     100,000,000 shares authorized
     39,243,659 and 19,243,659 shares
       issued and outstanding, respectively                            235,461         115,461
   Additional paid-in capital                                       11,897,663      11,897,663
   Accumulated deficit                                             (12,073,124)    (12,033,124)
                                                                  ------------    ------------

   Total Shareholders' Equity (Deficit)                                 60,000         (20,000)
                                                                  ------------    ------------

   Total Liabilities and Shareholders' Equity                     $       --      $       --
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

                           Parallel Technologies, Inc.
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2004 and 2003


                                                  Three months    Three months
                                                      ended           ended
                                                    March 31,       March 31,
                                                      2004            2003
                                                  ------------    ------------

Revenues                                          $       --      $       --
                                                  ------------    ------------

Expenses
   General and administrative expenses                  38,500             500
                                                  ------------    ------------

     Total operating expenses                           38,500             500
                                                  ------------    ------------

Loss from continuing operations
   before provision for income taxes                   (38,500)           (500)

Provision for income taxes                                --              --
                                                  ------------    ------------

Net Loss                                               (38,500)           (500)

Other Comprehensive Income                                --              --
                                                  ------------    ------------

Comprehensive Loss                                $    (38,500)   $       (500)
                                                  ============    ============


Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                 nil             nil
                                                  ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted            19,463,439      19,243,659
                                                  ============    ============








   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               4


                           Parallel Technologies, Inc.
                            Statements of Cash Flows
                   Three months ended March 31, 2004 and 2003


                                                            Three months   Three months
                                                                ended          ended
                                                              March 31,      March 31,
                                                                2004            2003
                                                            ------------    ------------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $    (38,500)   $       (500)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                                (21,500)            500
                                                            ------------    ------------

Net cash used in operating activities                            (60,000)           --
                                                            ------------    ------------


Cash Flows from Investing Activities                                --              --
                                                            ------------    ------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                            120,000            --
                                                            ------------    ------------


Increase (Decrease) in Cash                                       60,000            --

Cash at beginning of period                                         --              --
                                                            ------------    ------------

Cash at end of period                                       $     60,000    $       --
                                                            ============    ============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $       --      $       --
                                                            ============    ============
     Income taxes paid for the year                         $       --      $       --
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2004.

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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           Parallel Technologies, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------

     As of March 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2004 and 2003, and subsequent thereto, the Company had no outstanding common stock equivalents.


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



                (Remainder of this page left blank intentionally)

                           Parallel Technologies, Inc.

Note F - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2004 and 2003, are as follows:

                                                     Three months   Three months
                                                         ended          ended
                                                       March 31,      March 31,
                                                         2004           2003
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
       Total                                         $       --     $       --
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

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Three months    Three months
                                                                ended           ended
                                                              March 31,       March 31,
                                                                2004            2003
                                                            ------------    ------------
Statutory rate applied to income before income taxes        $    (13,100)   $       (170)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward         13,100             170
                                                            ------------    ------------

         Income tax expense                                 $       --      $       --
                                                            ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:

                                                                        March 31,    March 31,
                                                                           2004         2003
                                                                        ---------    ---------
     Deferred tax assets, reflecting the April 2004 change in control
       Net operating loss carryforwards                                 $  13,100    $    --
       Less valuation allowance                                           (13,100)        --
                                                                        ---------    ---------
       Net Deferred Tax Asset                                           $    --      $    --
                                                                        =========    =========

                           Parallel Technologies, Inc.

Note F - Income Taxes - Continued

During the three month periods ended March 31, 2004 and 2003, respectively, the reserve for the deferred current tax asset increased by approximately $13,100 and $-0-.


Note G - Common Stock Transactions

On February 23, 2004, the Company sold 20,000,000 shares of restricted common stock at $0.006 per share for gross proceeds of $120,000, pursuant to a subscription agreement, to Glenn A. Little, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Glenn A. Little became the Company's controlling shareholder, owning 20,000,000 shares of the 39,243,659 issued and outstanding shares of the Registrant's common stock, or approximately 50.96%, at the close of business on February 23, 2004. This transaction closed, and the Company received, the proceeds on March 31, 2004.




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

(3)  Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2004 and 2003, respectively.

General and administrative expenses for the three month periods ended March 31, 2004 and 2003 were approximately $38,500 and $500, respectively. These costs for the three month period ended March 31, 2003 relate solely to charges from the Company's Stock Transfer agent. For the period ended March 31, 2004, these costs represent various amounts paid for the reinstatement of the corporate charter in the State of Nevada, transfer agent fees and professional fees related to the aforementioned change in control transaction. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2004 and 2003 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2004 and 2003, respectively, the Company had working capital of approximately $60,000 and $(20,000), respectively.

On February 23, 2004, the Company sold 20,000,000 shares of restricted common stock at $0.006 per share for gross proceeds of $120,000, pursuant to a subscription agreement, to Glenn A. Little, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Glenn A. Little became the Company's controlling shareholder, owning 20,000,000 shares of the 39,243,659 issued and outstanding shares of the Registrant's common stock, or approximately 50.96%, at the close of business on February 23, 2004. This transaction closed, and the Company received, the proceeds on March 31, 2004.

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


Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

On February 23, 2004, the Company sold 20,000,000 shares of restricted common stock at $0.006 per share for gross proceeds of $120,000, pursuant to a subscription agreement, to Glenn A. Little, who became the Company's current Chief Executive Officer. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of this transaction, Glenn A. Little became the Company's controlling shareholder, owning 20,000,000 shares of the 39,243,659 issued and outstanding shares of the Registrant's common stock, or approximately 50.96%, at the close of business on February 23, 2004. This transaction closed, and the Company received, the proceeds on March 31, 2004.

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