Form 10QSB
period 2004-06-30
PARALLEL TECHNOLOGIES INC
filed 2004-07-29
CIK 710846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
-------  Act of 1934


           For the quarterly period ended June 30, 2004

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

                           Parallel Technologies, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2004

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


Part I
Item 1 - Financial Statements

                           Parallel Technologies, Inc.
                                 Balance Sheets
                             June 30, 2004 and 2003

                                   (Unaudited)
                                                                    June 30,        June 30,
                                                                      2004            2003
                                                                  ------------    ------------
                                     Assets
                                     ------

Current Assets
   Cash on hand and in bank                                       $     59,664    $       --
                                                                  ------------    ------------

   Total Current Assets                                                 59,664            --
                                                                  ------------    ------------

Total Assets                                                      $     59,664    $       --
                                                                  ============    ============


                 Liabilities and Shareholders' Equity (Deficit)
                 ----------------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                                     $       --      $     20,500
                                                                  ------------    ------------

     Total Current Liabilities                                            --            20,500
                                                                  ------------    ------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Common stock - $0.006 par value
     100,000,000 shares authorized
     39,243,659 and 19,243,659 shares
       issued and outstanding, respectively                            235,461         115,461
   Additional paid-in capital                                       11,897,663      11,897,663
   Accumulated deficit                                             (12,073,460)    (12,033,624)
                                                                  ------------    ------------

   Total Shareholders' Equity (Deficit)                                 59,664         (20,500)
                                                                  ------------    ------------

   Total Liabilities and Shareholders' Equity                     $     59,664    $       --
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


                           Parallel Technologies, Inc.
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2004 and 2003


                                            Six months      Six months     Three months    Three months
                                              ended           ended            ended           ended
                                             June 30,        June 30,        June 30,        June 30,
                                               2004            2003            2004            2003
                                           ------------    ------------    ------------    ------------

Revenues                                   $       --      $       --      $       --      $       --
                                           ------------    ------------    ------------    ------------

Expenses
   General and administrative expenses           38,849           1,000             349             500
                                           ------------    ------------    ------------    ------------

     Total operating expenses                    38,849           1,000             349             500
                                           ------------    ------------    ------------    ------------

Loss from continuing operations
   before provision for income taxes            (38,849)         (1,000)           (349)           (500)

Other income
   Interest income                                   13            --                13            --
                                           ------------    ------------    ------------    ------------

Loss before
   Provision for income taxes                   (38,836)         (1,000)           (336)           (500)

Provision for income taxes                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Net Loss                                        (38,836)         (1,000)           (336)           (500)

Other Comprehensive Income                         --              --              --              --
                                           ------------    ------------    ------------    ------------

Comprehensive Loss                         $    (38,836)   $     (1,000)   $       (336)   $       (500)
                                           ============    ============    ============    ============

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                          nil             nil             nil             nil
                                           ============    ============    ============    ============

Weighted-average number of shares
   outstanding - basic and fully diluted     29,353,549      19,243,659      39,463,439      19,243,659
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


                           Parallel Technologies, Inc.
                            Statements of Cash Flows
                     Six months ended June 30, 2004 and 2003


                                                            Six months    Six months
                                                               ended         ended
                                                             June 30,      June 30,
                                                               2004          2003
                                                            ----------    ----------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $  (38,836)   $   (1,000)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Increase (Decrease) in
         Accounts payable - trade                              (21,500)        1,000
                                                            ----------    ----------

Net cash used in operating activities                          (60,336)         --
                                                            ----------    ----------


Cash Flows from Investing Activities                              --            --
                                                            ----------    ----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                          120,000          --
                                                            ----------    ----------

Increase (Decrease) in Cash                                     59,664          --

Cash at beginning of period                                       --            --
                                                            ----------    ----------

Cash at end of period                                       $   59,664    $     --
                                                            ==========    ==========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $     --      $     --
                                                            ==========    ==========
     Income taxes paid for the year                         $     --      $     --
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

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           Parallel Technologies, Inc.

Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------

     As of June 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2004 and 2003, and subsequent thereto, the Company had no outstanding common stock equivalents.


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



                (Remainder of this page left blank intentionally)

                           Parallel Technologies, Inc.

Note F - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2004 and 2003, are as follows:

                                                         Six months   Six months
                                                            ended        ended
                                                          June 30,     June 30,
                                                            2004         2003
                                                         ----------   ----------
     Federal:
       Current                                           $     --     $     --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
     State:
       Current                                                 --           --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
       Total                                             $     --     $     --
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

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Six months    Six months
                                                               ended         ended
                                                             June 30,      June 30,
                                                               2004          2003
                                                            ----------    ----------
Statutory rate applied to income before income taxes        $  (13,200)   $     (340)
Increase (decrease) in income taxes resulting from:
     State income taxes                                           --            --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward       13,200           340
                                                            ----------    ----------

         Income tax expense                                 $     --      $     --
                                                            ==========    ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2004 and 2003, respectively:

                                                                        June 30,    June 30,
                                                                          2004        2003
                                                                        --------    --------
     Deferred tax assets, reflecting the April 2004 change in control
       Net operating loss carryforwards                                 $ 13,200    $   --
       Less valuation allowance                                          (13,200)       --
                                                                        --------    --------
       Net Deferred Tax Asset                                           $   --      $   --
                                                                        ========    ========

                           Parallel Technologies, Inc.

Note F - Income Taxes - Continued

During the six month periods ended June 30, 2004 and 2003, respectively, the reserve for the deferred current tax asset increased by approximately $13,200 and $-0-.


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

(3)  Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2004 and 2003, respectively.

General and administrative expenses for the six month periods ended June 30, 2004 and 2003 were approximately $38,849 and $1,000, respectively. These costs for the three month period ended March 31, 2003 relate solely to charges from the Company's Stock Transfer agent. For the period ended March 31, 2004, these costs represent various amounts paid for the reinstatement of the corporate charter in the State of Nevada, transfer agent fees and professional fees related to the aforementioned change in control transaction. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended June 30, 2004 and 2003 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2004 and 2003, respectively, the Company had working capital of approximately $59,664 and $(20,500), respectively.

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