Form 10QSB
period 2005-03-31
PARALLEL TECHNOLOGIES INC
filed 2005-07-25
CIK 710846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2005

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

                  211 West Wall Street, Midland, TX 79701-4556
                    (Address of principal executive offices)

                                 (432) 682-1761
                           (Issuer's telephone number)
--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 21, 2005: 39,243,659

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                           PARALLEL TECHNOLOGIES, INC.

                Form 10-QSB for the Quarter ended March 31, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             14

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   14

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   15

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                           PARALLEL TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                             March 31, 2005 and 2004

                                   (UNAUDITED)

                                                                     March 31,              March 31,
                                                                       2005                   2004
                                                                   ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                         $     50,730           $     60,000
                                                                   ------------           ------------

      TOTAL CURRENT ASSETS                                               50,730                 60,000
                                                                   ------------           ------------

TOTAL ASSETS                                                       $     50,730           $     60,000
                                                                   ============           ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                         $         --           $         --
                                                                   ------------           ------------

      TOTAL CURRENT LIABILITIES                                              --                     --
                                                                   ------------           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.006 par value
    100,000,000 shares authorized
    39,243,659 shares issued and outstanding, respectively              235,461                235,461
  Additional paid-in capital                                         11,897,663             11,897,663
  Accumulated deficit                                               (12,082,394)           (12,033,124)
                                                                   ------------           ------------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                               50,730                 60,000
                                                                   ------------           ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $     50,730           $     60,000
                                                                   ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                           PARALLEL TECHNOLOGIES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2005 and 2004


                                            Three months           Three months
                                               ended                  ended
                                              March 31,              March 31,
                                                2005                   2004
                                            ------------           ------------

REVENUES                                    $         --           $         --
                                            ------------           ------------

EXPENSES
  General and administrative expenses              1,833                 38,500
                                            ------------           ------------

LOSS FROM OPERATIONS                              (1,833)               (38,500)

OTHER INCOME (EXPENSE)
  Interest income                                    154                     --
                                            ------------           ------------

LOSS BEFORE PROVISION FOR INCOME TAXES            (1,678)               (38,500)

PROVISION FOR INCOME TAXES                            --                     --
                                            ------------           ------------

NET LOSS                                          (1,678)               (38,500)

OTHER COMPREHENSIVE INCOME                            --                     --
                                            ------------           ------------

COMPREHENSIVE LOSS                          $     (1,678)          $    (38,500)
                                            ============           ============

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                             nil                    nil
                                            ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted        39,243,659             19,463,439
                                            ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                           PARALLEL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2005 and 2004


                                                 Three months       Three months
                                                    ended              ended
                                                   March 31,          March 31,
                                                     2005               2004
                                                  ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                         $  (1,678)         $ (38,500)
  Adjustments to reconcile net loss to net
   cash provided by operating activities
     Increase (Decrease) in
       Accounts payable - trade                          --            (21,500)
                                                  ---------          ---------

NET CASH USED IN OPERATING ACTIVITIES                (1,678)           (60,000)
                                                  ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES                     --                 --
                                                  ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                     --            120,000
                                                  ---------          ---------


INCREASE (DECREASE) IN CASH                          (1,678)            60,000

Cash at beginning of period                          52,408                 --
                                                  ---------          ---------

CASH AT END OF PERIOD                             $  50,730          $  60,000
                                                  =========          =========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND
INCOME TAXES PAID
  Interest paid for the year                      $      --          $      --
                                                  =========          =========
  Income taxes paid for the year                  $      --          $      --
                                                  =========          =========

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 10-SB, initially filed on March 15, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.

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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, such as accumulated depreciation and amortization, allowance for doubtful accounts, accrued officer compensation and accrued vacation which is not paid in accordance with existing tax laws.

                           PARALLEL TECHNOLOGIES, INC.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of March 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2005 and 2004, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered to be dilutive for purposes of the loss per share calculation.

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


                (Remainder of this page left blank intentionally)

                           PARALLEL TECHNOLOGIES, INC.

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2005 and 2004, are as follows:

                                            Three months          Three months
                                               ended                 ended
                                              March 31,             March 31,
                                                2005                  2004
                                              -------               -------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
                                              =======               =======

As a result of an April 2004 change in control, the Company has a net operating loss carryforward of approximately $48,000 to offset future taxable income. The amount and availability of any net operating loss carryforward is subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Three months   Three months
                                                        ended          ended
                                                       March 31,      March 31,
                                                         2005           2004
                                                       -------        -------

Statutory rate applied to income before income taxes  $  (570)        $(13,100)
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --              --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward      570           13,100
                                                      -------         --------
     Income tax expense                               $    --         $     --
                                                      =======         ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2005 and 2004, respectively:

                                                       March 31,      March 31,
                                                         2005           2004
                                                       -------        -------
Deferred tax assets, reflecting the April
 2004 change in control
   Net operating loss carryforwards                   $ 16,200        $ 13,100
   Less valuation allowance                            (16,200)        (13,100)
                                                      --------        --------
                                                      $     --        $     --
   Net Deferred Tax Asset                             ========        ========

                           PARALLEL TECHNOLOGIES, INC.

NOTE F - INCOME TAXES - CONTINUED

During the three month periods ended March 31, 2005 and 2004, respectively, the reserve for the deferred current tax asset increased by approximately $570 and 13,100.

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

On June 3, 1991,  the Company  consummated a business  combination  transaction, pursuant to an Agreement and Plan of Reorganization (Agreement) with Graphex Imaging Systems, Inc. whereby Graphex Imaging Systems, Inc. became a wholly-owned subsidiary of the Company. This transaction involved the Company issuing approximately 9,750,000 shares of restricted, unregistered common stock in exchange for 100.0% of the issued and outstanding common stock of Graphex Imaging Systems, Inc. The full details of the Graphex transaction was disclosed in a Current Report on Form 8-K, dated June 3, 1991, as filed with the U. S. Securities and Exchange Commission (SEC).

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

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended March 31, 2005 and 2004, respectively.

General and administrative expenses for the three month periods ended March 31, 2005 and 2004 were approximately $1,833 and $38,500, respectively. These costs for the three month period ended March 31, 2005 relate to the costs associated with the maintenance of the Company's common stock registry and professional fees associated with maintaining compliance with the Company's obligation under the Securities Exchange Act of 1934, as amended (`34 Act). For the period ended March 31, 2004, these costs represent various amounts paid for the reinstatement of the corporate charter in the State of Nevada, transfer agent fees and professional fees related to the aforementioned change in control transaction. The Company has been delinquent in providing periodic filings pursuant to the `34 Act; has had the registration of it's securities revoked by the SEC; and has filed a new 10-SB; General Form for Registration of Securities of Small Business Issuers Under Section 12(b) or (g) of the Securities Exchange Act of 1934 with the SEC for the re-registration of it's equity securities.

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2005 and 2004, respectively, the Company had working capital of approximately $50,730 and $60,000, respectively.

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

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

   Exhibits
   --------
     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PARALLEL TECHNOLOGIES, INC.

Dated: July 21, 2005                        /s/ Glenn A. Little
       -------------                        ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director