Form 10QSB
period 2005-06-30
PARALLEL TECHNOLOGIES INC
filed 2005-07-25
CIK 710846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2005

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

                           PARALLEL TECHNOLOGIES, INC.

                 Form 10-QSB for the Quarter ended June 30, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   14

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   15

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                           PARALLEL TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                             June 30, 2005 and 2004

                                   (UNAUDITED)

                                                                           June 30,               June 30,
                                                                             2005                   2004
                                                                         ------------           ------------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                              $     49,969           $     59,664
                                                                         ------------           ------------

      TOTAL CURRENT ASSETS                                                     49,969                 59,664
                                                                         ------------           ------------

TOTAL ASSETS                                                             $     49,969           $     59,664
                                                                         ============           ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $         --           $         --
                                                                         ------------           ------------

      TOTAL CURRENT LIABILITIES                                                    --                     --
                                                                         ------------           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.006 par value
     100,000,000 shares authorized
     39,243,659 shares issued and outstanding, respectively                   235,461                235,461
   Additional paid-in capital                                              11,897,663             11,897,663
   Accumulated deficit                                                    (12,083,155)           (12,073,460)
                                                                         ------------           ------------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                     49,969                 59,664
                                                                         ------------           ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $     49,969           $     59,644
                                                                         ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                           PARALLEL TECHNOLOGIES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended June 30, 2005 and 2004

                                             Six months      Six months      Three months     Three months
                                               ended            ended            ended            ended
                                              June 30,         June 30,         June 30,         June 30,
                                                2005             2004             2005             2004
                                            -----------      -----------      -----------      -----------
REVENUES                                    $        --      $        --      $        --      $        --
                                            -----------      -----------      -----------      -----------
EXPENSES
   General and administrative expenses            2,890           38,849            1,057              349
                                            -----------      -----------      -----------      -----------

     Total operating expenses                     2,890           38,849            1,057              349
                                            -----------      -----------      -----------      -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES               (2,890)         (38,849)          (1,057)            (349)

OTHER INCOME
   Interest income                                  451               13              296               13
                                            -----------      -----------      -----------      -----------

LOSS BEFORE
   PROVISION FOR INCOME TAXES                    (2,439)         (38,836)            (761)            (336)

PROVISION FOR INCOME TAXES                           --               --               --               --
                                            -----------      -----------      -----------      -----------

NET LOSS                                         (2,439)         (38,836)            (761)            (336)

OTHER COMPREHENSIVE INCOME                           --               --               --               --
                                            -----------      -----------      -----------      -----------

COMPREHENSIVE LOSS                          $    (2,439)     $   (38,836)     $      (761)     $      (336)
                                            ===========      ===========      ===========      ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                            nil              nil              nil              nil
                                            ===========      ===========      ===========      ===========
Weighted-average number of shares
 outstanding - basic and fully diluted       29,353,549       39,243,659       39,463,439       39,243,659
                                            ===========      ===========      ===========      ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                           PARALLEL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2005 and 2004

                                                                   Six months          Six months
                                                                     ended               ended
                                                                    June 30,            June 30,
                                                                      2005                2004
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $  (2,439)          $ (38,836)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Increase (Decrease) in
      Accounts payable - trade                                            --             (21,500)
                                                                   ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                 (2,439)            (60,336)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                  --
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                     --             120,000
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                           (2,439)             59,664

Cash at beginning of period                                           52,408                  --
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $  49,969           $  59,664
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $      --           $      --
                                                                   =========           =========
   Income taxes paid for the year                                  $      --           $      --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                           PARALLEL TECHNOLOGIES, INC.

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes - continued

     As of June 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.

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


                (Remainder of this page left blank intentionally)

                           PARALLEL TECHNOLOGIES, INC.

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2005 and 2004, are as follows:


                                             Six months            Six months
                                               ended                 ended
                                              June 30,              June 30,
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
                                              =======               =======

As a result of an April 2004 change in control, the Company has a nominal net operating loss carryforwards of approximately $48,600 for Federal income tax purposes. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Six months      Six months
                                                        ended           ended
                                                       June 30,        June 30,
                                                         2005            2004
                                                       -------         -------
Statutory rate applied to income before income taxes  $  (830)        $(13,200)
Increase (decrease) in income taxes resulting from:
 State income taxes                                        --              --
 Other, including reserve for deferred tax asset
  and application of net operating loss carryforward      830           13,200
                                                      -------         --------
     Income tax expense                               $    --         $     --
                                                      =======         ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2005 and 2004, respectively:

                                                       June 30,        June 30,
                                                         2005            2004
                                                       -------         -------
Deferred tax assets, reflecting the April
 2004 change in control
   Net operating loss carryforwards                   $ 16,500        $ 13,200
   Less valuation allowance                            (16,500)        (13,200)
                                                      --------        --------
                                                      $     --        $     --
   Net Deferred Tax Asset                             ========        ========

                           PARALLEL TECHNOLOGIES, INC.

NOTE F - INCOME TAXES - CONTINUED

During the six month periods ended June 30, 2005 and 2004, respectively, the reserve for the deferred current tax asset increased by approximately $830 and $13,200, respectively.

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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the six or three month periods ended June 30, 2005 and 2004, respectively.

General and administrative expenses for the six month periods ended June 30, 2005 and 2004 were approximately $2,439 and $38,849, respectively.

These expenses for the six month period ended June 30, 2005 relate to the costs associated with the maintenance of the Company's common stock registry and professional fees associated with maintaining compliance with the Company's obligation under the Securities Exchange Act of 1934, as amended (`34 Act).

These expenses for the six month period ended June 30, 2005 relate to the various amounts paid for the reinstatement of the corporate charter in the State of Nevada, transfer agent fees and professional fees related to the aforementioned change in control transaction.

The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2005 and 2004, respectively, the Company had working capital of approximately $49,969 and $59,664, respectively.

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