Form 10QSB
period 2005-09-30
PARALLEL TECHNOLOGIES INC
filed 2005-11-09
CIK 710846

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2005

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

                                 (432) 682-1761
                           (Issuer's telephone number)
--------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 8, 2005: 39,243,659

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                           PARALLEL TECHNOLOGIES, INC.

              Form 10-QSB for the Quarter ended September 30, 2005

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                           PARALLEL TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                           September 30, 2005 and 2004

                                   (UNAUDITED)

                                                                 September 30,          September 30,
                                                                     2005                   2004
                                                                 ------------           ------------
                                     ASSETS

CURRENT ASSETS
  Cash on hand and in bank                                       $     47,424           $     54,105
                                                                 ------------           ------------

      TOTAL CURRENT ASSETS                                             47,424                 54,105
                                                                 ------------           ------------

TOTAL ASSETS                                                     $     47,424           $     54,105
                                                                 ============           ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                       $         --           $         --
                                                                 ------------           ------------

        TOTAL CURRENT LIABILITIES                                          --                     --
                                                                 ------------           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
  Common stock - $0.006 par value
    100,000,000 shares authorized
    39,243,659 shares issued and outstanding, respectively            235,462                235,462
   Additional paid-in capital                                      11,897,662             11,897,662
   Accumulated deficit                                            (12,085,700)           (12,079,019)
                                                                 ------------           ------------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                             47,424                 54,105
                                                                 ------------           ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $     47,424           $     54,105
                                                                 ============           ============

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                           PARALLEL TECHNOLOGIES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Nine and Three months ended September 30, 2005 and 2004

                                              Nine months       Nine months       Three months      Three months
                                                 ended             ended             ended             ended
                                              September 30,     September 30,     September 30,     September 30,
                                                  2005              2004              2005              2004
                                              -----------       -----------       -----------       -----------
REVENUES                                      $        --       $        --       $        --       $        --
                                              -----------       -----------       -----------       -----------
EXPENSES
  General and administrative expenses               5,743            44,431             2,853             5,583
                                              -----------       -----------       -----------       -----------

      Total operating expenses                      5,743            44,431             2,853             5,583
                                              -----------       -----------       -----------       -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES                 (5,743)          (44,431)           (2,853)           (5,583)

OTHER INCOME
  Interest income                                     759                35               308                --
                                              -----------       -----------       -----------       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES             (4,984)          (44,396)           (2,545)           (5,583)

PROVISION FOR INCOME TAXES                             --                --                --                --
                                              -----------       -----------       -----------       -----------

NET LOSS                                           (4,984)          (44,396)           (2,545)           (5,583)

OTHER COMPREHENSIVE INCOME                             --                --                --                --
                                              -----------       -----------       -----------       -----------

COMPREHENSIVE LOSS                            $    (4,984)      $   (44,396)      $    (2,545)      $    (5,583)
                                              ===========       ===========       ===========       ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                              nil               nil               nil               nil
                                              ===========       ===========       ===========       ===========
Weighted-average number of shares
 outstanding - basic and fully diluted         39,243,659        32,674,316        39,243,659        39,243,659
                                              ===========       ===========       ===========       ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                           PARALLEL TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2005 and 2004

                                                                  Nine months         Nine months
                                                                     ended               ended
                                                                  September 30,       September 30,
                                                                      2005                2004
                                                                   ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $  (4,984)          $ (44,395)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Increase (Decrease) in
        Accounts payable - trade                                          --             (21,500)
                                                                   ---------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                 (4,984)            (65,895)
                                                                   ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES                                      --                  --
                                                                   ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sale of common stock                                     --             120,000
                                                                   ---------           ---------

INCREASE (DECREASE) IN CASH                                           (4,984)             54,105

Cash at beginning of period                                           52,408                  --
                                                                   ---------           ---------

CASH AT END OF PERIOD                                              $  47,424           $  54,105
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $      --           $      --
                                                                   =========           =========
   Income taxes paid for the year                                  $      --           $      --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2005 and 2004, and subsequent thereto, the Company had no outstanding common stock equivalents.

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


NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2005 and 2004, are as follows:

                                            Nine months           Nine months
                                               ended                 ended
                                            September 30,         September 30,
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
                                              =======               =======

                           PARALLEL TECHNOLOGIES, INC.

NOTE F - INCOME TAXES - CONTINUED

As a result of an April 2004 change in control, the Company has a nominal net operating loss carryforwards of approximately $49,300 for Federal income tax purposes. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                     Nine months   Nine months
                                                        ended         ended
                                                     September 30, September 30,
                                                         2005          2004
                                                       --------      --------

Statutory rate applied to income before income taxes   $ (1,700)     $(15,100)
Increase (decrease) in income taxes resulting from:
  State income taxes                                         --            --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward     1,700        15,100
                                                       --------      --------

      Income tax expense                               $     --      $     --
                                                       ========      ========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2005 and 2004, respectively:

                                                   September 30,   September 30,
                                                       2005            2004
                                                     --------        --------

Deferred tax assets, reflecting the April
 2004 change in control
   Net operating loss carryforwards                  $ 16,700        $ 15,100
   Less valuation allowance                           (16,700)        (15,100)
                                                     --------        --------
                                                     $     --        $     --
   Net Deferred Tax Asset                            ========        ========

During the nine month periods ended September 30, 2005 and 2004, respectively, the reserve for the deferred current tax asset increased by approximately $1,700 and $15,100, respectively.

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

                           PARALLEL TECHNOLOGIES, INC.

NOTE H - SUBSEQUENT EVENT

On or about November 8, 2005, Glenn A. Little (Little) and Dalian Fushi Bimetallic Manufacturing Company, Ltd. (Dalian Fushi), a company organized under the laws of the People's Republic of China (PRC) and owned and controlled by Li Fu, Chunyan Xu, Yue Yang, and Xishan Yang, entered into a Stock Purchase Agreement (Stock Purchase Agreement) pursuant to which Little has agreed to sell to Dalian Fushi his 20,000,000 shares of common stock of the Company constituting approximately 50.96% of the Company's outstanding common stock for $550,000. The consummation of the Stock Purchase Agreement will cause a change of control of the Company.

Simultaneously with the consummation of the Stock Purchase Agreement, the Company will enter into a consulting agreement with Little to retain Little's services as a consultant to provide advice, information and copies of documents regarding the Company's historical records and operations to its auditors, attorneys, officers and directors. In return for his services, the Company will issue him a warrant which shall be exercisable, upon the occurrence of a contemplated reverse merger, and after a reverse split of the Company's common stock, into 0.4% of the then-outstanding common stock of the Company.

Further, as a condition of the Stock Purchase Agreement, Little has agreed at the closing of the Stock Purchase Agreement to (a) appoint Li Fu as a Director of the Company, Chairman of the Board and Chief Executive Officer of the Company, (b) appoint Yue Yang and John D. Kuhns as directors of the Company, subject to the filing and dissemination of a Schedule 14f-1, and (c) submit his resignation as a Director and officer, subject to the filing and dissemination of a Schedule 14f-1. As a result thereof, immediately after the closing of the Stock Purchase Agreement, Messrs. Fu and Little will constitute the entire Board of Directors of the Company.

Dalian Fushi is a corporation organized under the laws of the Peoples Republic of China ("PRC") which manufactures and sells in China copper clad aluminum wire and copper clad steel wire. Simultaneously with the closing of the Stock Purchase Agreement, the Company expects to complete a series of transactions, contemplated pursuant to a nonbinding letter of intent between Dalian Fushi and certain potential investors, to effect, or have substantially the effect of, a reverse merger of the Company with Dalian Fushi. Dalian Fushi and the Company are in the process of negotiating with these certain potential investors regarding the structure and consummation of these transactions. The Company expects that in connection with these contemplated transactions there will be up to four additional persons elected to the Board of Directors of the Company.



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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended September 30, 2005 and 2004, respectively.

General and administrative expenses for the nine month periods ended September 30, 2005 and 2004 were approximately $5,700 and $44,400, respectively.

These expenses for the nine month period ended September 30, 2005relate to the costs associated with the maintenance of the Company's common stock registry and professional fees associated with maintaining compliance with the Company's obligation under the Securities Exchange Act of 1934, as amended (`34 Act).

These expenses for the nine month period ended September 30, 2005 relate to the various amounts paid for the reinstatement of the corporate charter in the State of Nevada, transfer agent fees and professional fees related to the aforementioned change in control transaction.

It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective nine month periods ended September 30, 2005 and 2004 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2005 and 2004, respectively, the Company had working capital of approximately $47,424 and $54,104, respectively.

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

(4) PLAN OF BUSINESS

On or about November 8, 2005, Glenn A. Little (Little) and Dalian Fushi Bimetallic Manufacturing Company, Ltd. (Dalian Fushi), a company organized under the laws of the People's Republic of China (PRC) and owned and controlled by Li Fu, Chunyan Xu, Yue Yang, and Xishan Yang, entered into a Stock Purchase Agreement (Stock Purchase Agreement) pursuant to which Little has agreed to sell to Dalian Fushi his 20,000,000 shares of common stock of the Company constituting approximately 50.96% of the Company's outstanding common stock for $550,000. The consummation of the Stock Purchase Agreement will cause a change of control of the Company.

Simultaneously with the consummation of the Stock Purchase Agreement, the Company will enter into a consulting agreement with Little to retain Little's services as a consultant to provide advice, information and copies of documents regarding the Company's historical records and operations to its auditors, attorneys, officers and directors. In return for his services, the Company will issue him a warrant which shall be exercisable, upon the occurrence of a contemplated reverse merger, and after a reverse split of the Company's common stock, into 0.4% of the then-outstanding common stock of the Company.

Further, as a condition of the Stock Purchase Agreement, Little has agreed at the closing of the Stock Purchase Agreement to (a) appoint Li Fu as a Director of the Company, Chairman of the Board and Chief Executive Officer of the Company, (b) appoint Yue Yang and John D. Kuhns as directors of the Company, subject to the filing and dissemination of a Schedule 14f-1, and (c) submit his resignation as a Director and officer, subject to the filing and dissemination of a Schedule 14f-1. As a result thereof, immediately after the closing of the Stock Purchase Agreement, Messrs. Fu and Little will constitute the entire Board of Directors of the Company.

Dalian Fushi is a corporation organized under the laws of the Peoples Republic of China ("PRC") which manufactures and sells in China copper clad aluminum wire and copper clad steel wire. Simultaneously with the closing of the Stock Purchase Agreement, the Company expects to complete a series of transactions, contemplated pursuant to a nonbinding letter of intent between Dalian Fushi and certain potential investors, to effect, or have substantially the effect of, a reverse merger of the Company with Dalian Fushi. Dalian Fushi and the Company are in the process of negotiating with these certain potential investors regarding the structure and consummation of these transactions. The Company expects that in connection with these contemplated transactions there will be up to four additional persons elected to the Board of Directors of the Company.

(5) LIQUIDITY AND CAPITAL RESOURCES

As of the date of this filing, the Company, for all practical purposes, remains dormant and has experienced no significant change in liquidity or capital resources or stockholders equity. Through the date of this filing, liquidity and capital resources have been maintained through the sale of common stock and/or advances from the Company's current controlling shareholder.

As previously mentioned, the Company is in the process of experiencing a change in control and anticipates entering into and completing a reverse merger transaction in the near future. Discussions are ongoing with potential investors and future liquidity and capital resource requirements will be driven by the needs of the targeted entity, Dalian Fushi.

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

                (Remainder of this page left blank intentionally)

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5 - OTHER INFORMATION

On or about November 8, 2005, Glenn A. Little (Little) and Dalian Fushi Bimetallic Manufacturing Company, Ltd. (Dalian Fushi), a company organized under the laws of the People's Republic of China (PRC) and owned and controlled by Li Fu, Chunyan Xu, Yue Yang, and Xishan Yang, entered into a Stock Purchase Agreement (Stock Purchase Agreement) pursuant to which Little has agreed to sell to Dalian Fushi his 20,000,000 shares of common stock of the Company constituting approximately 50.96% of the Company's outstanding common stock for $550,000. The consummation of the Stock Purchase Agreement will cause a change of control of the Company.

Simultaneously with the consummation of the Stock Purchase Agreement, the Company will enter into a consulting agreement with Little to retain Little's services as a consultant to provide advice, information and copies of documents regarding the Company's historical records and operations to its auditors, attorneys, officers and directors. In return for his services, the Company will issue him a warrant which shall be exercisable, upon the occurrence of a contemplated reverse merger, and after a reverse split of the Company's common stock, into 0.4% of the then-outstanding common stock of the Company.

Further, as a condition of the Stock Purchase Agreement, Little has agreed at the closing of the Stock Purchase Agreement to (a) appoint Li Fu as a Director of the Company, Chairman of the Board and Chief Executive Officer of the Company, (b) appoint Yue Yang and John D. Kuhns as directors of the Company, subject to the filing and dissemination of a Schedule 14f-1, and (c) submit his resignation as a Director and officer, subject to the filing and dissemination of a Schedule 14f-1. As a result thereof, immediately after the closing of the Stock Purchase Agreement, Messrs. Fu and Little will constitute the entire Board of Directors of the Company.

Dalian Fushi is a corporation organized under the laws of the Peoples Republic of China ("PRC") which manufactures and sells in China copper clad aluminum wire and copper clad steel wire. Simultaneously with the closing of the Stock Purchase Agreement, the Company expects to complete a series of transactions, contemplated pursuant to a nonbinding letter of intent between Dalian Fushi and certain potential investors, to effect, or have substantially the effect of, a reverse merger of the Company with Dalian Fushi. Dalian Fushi and the Company are in the process of negotiating with these certain potential investors regarding the structure and consummation of these transactions. The Company expects that in connection with these contemplated transactions there will be up to four additional persons elected to the Board of Directors of the Company.None

ITEM 6 - EXHIBITS

Exhibits
--------
31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PARALLEL TECHNOLOGIES, INC.


Dated: November 9, 2005                     /s/ Glenn A. Little
       ----------------                     ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director