Form 10KSB
period 2005-12-31
FUSHI INTERNATIONAL INC
filed 2006-04-17
CIK 710846

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-KSB
                              --------------------

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2005

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to __________________

                         Commission File Number 0-19276

                            Fushi International, Inc.
                 (Name of small business issuer in its charter)

Nevada                                                         13-3140715
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS. Employer
 incorporation or organization)                              Identification No.)

1 Shuang Qiang Road, Jinzhou, Dalian, People's Republic of China        116100
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code 011-86-411-9770-3333
                                               --------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

Nil                                    Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.006 par value
-----------------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

            Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      State issuer's revenues for its most recent fiscal year: US$33,709,428 for the fiscal year ended December 31, 2005.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

            19,916,331 common shares @ $4.00 (1) = $ 79,665,324

      (1) Based upon a closing bid price on April 11, 2006 of $4.00 per share of common stock on the OTC Bulletin Board.

      On March 21, 2006, the issuer had 19,916,331 shares of common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                                            Yes |_|   No: |X|

                            Fushi International, Inc.
                                   Form 10-KSB

                                Table of Contents

Forward-Looking Statements and Associated Risk

PART I                                                                                                           Page

Item 1.      Description of Business...............................................................................19
Item 2.      Description of Property...............................................................................52
Item 3.      Legal Proceedings.....................................................................................53
Item 4.      Submission of Matters to a Vote of Security Holders...................................................53

PART II

Item 5.      Market for Common Equity, Related Stockholder Matters
               and Small Business Issuer Purchases of Equity Securities............................................54
Item 6.      Management's Discussion and Analysis or Plan of Operation.............................................57
Item 7.      Financial Statements..................................................................................57
Item 8.      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure................................................................................58
Item 8A.    Controls and Procedures................................................................................59
Item 8B.    Other Information......................................................................................59

PART III

Item 9.      Directors and Executive Officers
               of the Registrant...................................................................................59
Item 10. Executive Compensation....................................................................................63
Item 11. Security Ownership of Certain Beneficial
               Owners and Management and Related
               Stockholder Matters.................................................................................64
Item 12. Certain Relationships and Related
               Transactions........................................................................................68
Item 13. Exhibits..................................................................................................71
Item 14. Principal Accountant Fees and Services....................................................................74

Signatures.........................................................................................................75

Financial Statements  F-1

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

      This report contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plan," "potential," "project," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend," or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

      The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

      The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by certain existing public companies, does not apply to us because our stock qualified as "penny stock."

      Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Xe.com as of April 12, 2006, $1 = 8.0095 yuan.

      The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi International, Inc., (ii) Diversified Product Inspections, Inc. (DPI), (iii) Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd. (Dalian DPI), and (iv) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (Dalian Fushi).

RISK FACTORS

      An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Related to the Restructuring Agreements and Acquisition of the Business of Dalian Fushi

      For structuring and other limitations, we rely on the Restructuring Agreements with, rather than direct ownership control of, Dalian Fushi to control and operate various aspects of Dalian Fushi's business now and in the future, including obtaining Dalian Fushi's profits and cash flow, before we completely acquire all of Dalian Fushi's equity or assets. Dalian Fushi continues to hold certain assets that were not yet acquired by Dalian DPI. We anticipate that Dalian Fushi will continue to be the legal owners of these assets until such time as they may be transferred to Dalian DPI. We expect that Dalian Fushi will fully comply with the Restructuring Agreements. However, if Dalian Fushi chooses to refuse to comply with any of the material provisions of these contracts, our business may be materially adversely affected. In order to enforce the provisions of these contracts, we would have to rely on legal remedies available under PRC law, which may be more limited and not as effective as legal remedies in the U.S. See "Acquisition of Business of Dalian Fushi" for more information on these Restructuring Agreements.

Our Restructuring Agreements with Dalian Fushi and its shareholders may not be as effective in providing control over these entities as direct ownership.

      We operate our business through Dalian DPI, our indirect wholly-owned subsidiary in the PRC, and rely on the Restructuring Agreements with Dalian Fushi and its shareholders to control any operations of Dalian Fushi. While we own and/or lease substantially all of the manufacturing assets through Dalian DPI, and to the extent that any aspect of Dalian Fushi's business needs to be conducted through Dalian Fushi in the future, the Restructuring Agreements provide Dalian DPI with the legal right and power to control Dalian Fushi and any of its remaining assets and operations, we cannot assure you that the Restructuring Agreements are as effective in providing control over Dalian Fushi as direct ownership. For example, if we had direct ownership of Dalian Fushi, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Dalian Fushi, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level.

      Furthermore, if Dalian Fushi or any of its shareholders fails to perform its or his respective obligations under the Restructuring Agreements, we may have to incur substantial costs and resources to enforce those agreements, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot give assurance that they are effective. For example, if the shareholders of Dalian Fushi refuse to transfer their equity interests in Dalian Fushi to us or our designee when we exercise the purchase option under the exclusive option agreement, which is part of the Restructuring Agreements, then we will have to pursue available remedies under PRC law for them to fulfill their contractual obligations. In addition, we cannot assure you that Dalian Fushi's shareholders always will act in our best interests. See "Acquisition of the Business of Dalian Fushi - Restructuring Agreements" for more information on the Restructuring Agreements and the exclusive option agreement in particular.

      The Restructuring Agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these agreements would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in other jurisdictions, such as the United States. As a result, we cannot give you assurance that uncertainties in the PRC legal system would not limit our ability to enforce the Restructuring Agreements. If we are unable to enforce the Restructuring Agreements, we may not be able to exert effective control over our operating entities, and our ability to conduct our business may be negatively affected.

We may be unable to compel Dalian Fushi to make the payments due to Dalian DPI under the Restructuring Agreements.

      To the extent that any significant profits are generated by Dalian Fushi, our ability to obtain those monies will be dependent upon our ability to control Dalian Fushi through the Entrusted Management Agreement, as well as our ability to enforce the Restructuring Agreements. See "Risk Factors -- Risks Related to the Restructuring Agreements and Acquisition of the Business of Dalian Fushi -- Our Restructuring Agreements with Dalian Fushi and its shareholders may not be as effective in providing control over these entities as direct ownership." We cannot give you assurance that Dalian Fushi will remit its profits to us in a timely manner. In the event that Dalian Fushi does not pay to Dalian DPI the fees and other payments owed to Dalian DPI under the Restructuring Agreements, the ability to operate our business may be severely affected by a lack of working capital and we may be unable to pay dividends.

The Restructuring Agreements may result in additional transactional costs that may adversely impact our profitability.

      The asset transfers and leases involving in the restructuring inevitably will incur costs and expenses, such as taxes, both at the central and local level, filing fees and registration fees with government authority. Our management team estimated that the transactional costs for the restructuring are manageable. However, due to the complexity of the tax regime in PRC and the great discretion the local tax authorities enjoy, we cannot assure you that there are no unpredictable costs and expenses associate with the restructuring and any such costs and expenses will not adversely impact our profitability.

The restructuring conducted pursuant to the Restructuring Agreements may be subject to scrutiny by the PRC tax authorities and a finding that we owe additional taxes or are ineligible for our tax exemption, or both, could substantially increase our taxes owed, and reduce our net income and the value of your investment.

      Dalian DPI has purchased assets from Dalian Fushi, our affiliated company, at prices lower than their book value and leased the remaining assets from Dalian Fushi at nominal amount. Under PRC law, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. We cannot give you assurance that the transactions we have entered into between Dalian DPI and Dalian Fushi will not be challenged by the PRC tax authorities. If any of these transactions are found not to be on an arm's-length basis, or to result in an unreasonable reduction in tax under PRC law, the PRC tax authorities have the authority to disallow our tax savings, adjust the profits and losses of Dalian DPI and Dalian Fushi, and assess late payment interest and penalties. A finding by the PRC tax authorities that we are ineligible for the tax savings achieved in the past, or that Dalian Fushi or Dalian DPI are ineligible for preferential tax benefits, would substantially increase our taxes owed, reduce our net income and the value of your investment and materially and adversely affect our financial condition and results of operations.

Risks Related to our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

      We began the sale of copper clad aluminum wire in 2002 and copper clad steel wire in 2003. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we cannot assure you that we will maintain our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

      - maintain our cutting edge proprietary copper cladding technology for the manufacturing of composite wires;

      - expand our product offerings and maintain the high quality of our products;

      - manage our expanding operations, including the integration of any future acquisitions;

      - obtain sufficient working capital to support our expansion and to fill customers' orders in time;

      -     maintain adequate control of our expenses;

      - implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;

      - anticipate and adapt to changing conditions in the bimetallic composite products markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

      If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

We encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

      Our major PRC-based and international competitor is the Dofasco Tubular Products division of Dofasco Inc., the business acquired in October 2005 and formerly known as Copperweld. Copperweld was, and Dofasco is, the largest bimetallic composite conductor manufacturer in the world with 70% of the PRC bimetallic composite conductor market in the PRC. Dofasco has substantially greater assets and financial and marketing resources than us. While we have five patents and one patent application relating to our copper-cladding technology, as well as our processing devices and equipment, we believe our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We expect that we will be required to continue to invest in product development and productivity improvements to compete effectively in our markets. However, we cannot give you assurance that we can successfully maintain our competition. If our competitors could develop a more efficient product or undertake more aggressive and costly marketing campaigns than us, which may adversely affect our marketing strategies and could have a material adverse effect on our business, results of operations or financial condition.

      Our major competitors may be better able than us to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced under either scenario. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

      Our continued growth is dependent upon our ability to raise capital from outside sources. We have experienced situations in the past in which working capital was inadequate to fulfill customer orders. Our ability to obtain financing will depend upon a number of factors, including:

      -     our financial condition and results of operations,

      - the condition of the PRC economy and the cable television, telecommunications, utilities and electronics industries in the PRC, and

      -     conditions in relevant financial markets.

      If we are unable to obtain financing, as needed, on a timely basis and on acceptable terms, our financial position, competitive position, growth and profitability may be adversely affected.

We may not be able to effectively control and manage our growth.

      If our business and markets grow and develop, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy such increased demands could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy may be adversely impacted.

      An important element of our growth strategy has been and is expected to continue to be the pursuit of acquisitions of other businesses that increase our existing market share and expand our production capacity. However, integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems relating to assimilating and retaining the employees of the acquired business, accounting issues that arise in connection with the acquisition, challenges in retaining customers, and potential adverse short-term effects on operating results. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy may be adversely impacted.

We depend on a concentration of customers.

      Our revenue is dependent, in large part, on significant orders from a limited number of customers. Sales to our five largest customers accounted for approximately 75% and 41% of our net sales during the years ended December 31, 2004 and 2005, respectively. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large customers would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

We do not have any long-term supply contracts with our raw materials suppliers. Any significant fluctuation in price of our raw materials may have a material adverse effect on the manufacturing cost of our products.

      The price of aluminum bars and copper strip, our principal raw materials, are subject to market conditions and generally we do not, and do not expect to, have long-term contracts with our suppliers for those items. While these raw materials are generally available and we have not experienced any raw material shortage in the past, we cannot assure you that the necessary materials will continue to be available to us at prices currently in effect or acceptable to us. The prices for these raw materials have varied significantly and may vary significantly in the future. For example, the copper industry, which is highly volatile and cyclical in nature, affects our business both positively and negatively. Numerous factors, most of which are beyond our control, drive the cycles of the copper industry and influence copper price. These factors include general economic conditions, industry capacity utilization, import duties and other trade restrictions.

      We may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We depend on a few suppliers for a significant portion of our principal raw materials. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

      We rely on a limited number of suppliers for most of the other raw materials we use. We have in the past relied on Shanghai Jutai Copper Co. and Harbin Electric Wire Co. for our principal raw materials, copper strip and aluminum bar supplies, respectively. Purchases from these companies comprised approximately 96% of our total raw material purchases in 2004 and approximately 41% in 2005. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs.

Our profitability depends on the success of the "FUSHI" brand recognition and we could lose our competitive advantage if we are not able to protect our FUSHI trademark against infringement, and any related litigation could be time-consuming and costly.

      The trademarked brand "FUSHI" registered under PRC law has gained substantial recognition with customers. However, the protection of intellectual property rights in the PRC may not be as effective as those in the United States or other countries. The unauthorized use of the FUSHI brand could enable some other manufacturers to take unfair advantage, which could harm our business and competitive position. Moreover, from time to time, we may seek to protect trademark rights through litigation, which may result in substantial costs and diversion of resources, including the efforts of management.

      Pursuant to the Trademark Authorization, Mr. Li Fu, the registered owner of the "FUSHI" trademark, authorized Dalian DPI to use this trademark for a perpetual period without any fee. In the event this authorization is revoked or found to be unenforceable, for any reason, we could lose the use of the trademark, which could materially and adversely affect our business. See "--We rely on Mr. Fu, our Chairman and CEO, Mr. Fu, for the management of our business, and the loss of his services may significantly harm our business and prospects" and "--We do not have key man insurance on Mr. Fu, our CEO, upon whom we rely primarily for the direction of our business, so that if he dies we do not have sufficient financial resources to continue operations without interruption until we are able to replace Mr. Fu our business may be harmed."

We may not be able to prevent others from unauthorized use of Dalian Fushi's patents, which could harm our business and competitive position.

      Our success depends, in part, on our ability to protect our proprietary technologies. Dalian Fushi has five patents in China covering its modified bond-welding technology and related devices and machines for a manufacturing machine for copper clad aluminum wires in the PRC. Dalian Fushi is in the process of commencing the patent transfer procedure described in the Restructuring Agreements, which procedure is estimated to take three to five months to complete. Prior to the effectiveness of the patent transfers, Dalian DPI (subject to Dalian Fushi's right to use these patents) has the exclusive legal right, royalty free, to use all of these patents. Dalian Fushi will execute any license agreements required by the Company or Dalian DPI that they deem necessary or advisable. See "Acquisition of Business of Dalian Fushi--Restructuring Agreements" for more information on the Restructuring Agreements.

      Dalian Fushi also has made one international patent application under the International Patent Cooperation Treaty, which covers Dalian Fushi's bond-welding manufacturing method for cuponal busbar. The process of seeking patent protection can be lengthy and expensive and we cannot assure you that patent applications will result in patents being issued, or that existing or future issued patents will be sufficient to provide us with meaningful protection or commercial advantage.

      We believe that other manufacturers in the PRC have been infringing Dalian Fushi's patents and using its core technology, but we have not in the past had sufficient capital to pursue legal remedies. Although we plan to pursue legal remedies available in the PRC to protect our patents, we cannot assure you that the protection afforded under the laws of the PRC is adequate to maintain our competitive position or that we will be successful in our efforts. Our patents and patent applications may be challenged, invalidated or circumvented in the future. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in either the PRC or other countries.

      Implementation of PRC intellectual property-related laws has historically been lacking, primarily because of ambiguities in the PRC laws and difficulties in enforcement. Accordingly, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects and reputation.

We may be exposed to intellectual property infringement and other claims by third parties, which, if successful, could cause us to pay significant damage awards and incur other costs.

      Our success also depends in large part on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. As litigation becomes more common in the PRC in resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims. The validity and scope of claims relating to weld-cladding technology and related devices and machine patents involve complex technical, legal and factual questions and analysis and, therefore, may be highly uncertain. The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability, including damage awards, to third parties, require us to seek licenses from third parties, to pay ongoing royalties, or to redesign our products or subject us to injunctions preventing the manufacture and sale of our products. Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

      To the knowledge of our management team, neither the production nor the sale of our products constitute activities, or generate materials in a material manner, that requires our operation to comply with the PRC environmental laws. Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot assure you that the PRC government will not amend the current PRC environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

We rely on Mr. Fu, our chairman and president, for the management of our business, and the loss of his services may significantly harm our business and prospects.

      We depend, to a large extent, on the abilities and participation of our current management team, but have a particular reliance upon Li Fu for the direction of our business. The loss of the services of Mr. Fu, for any reason, may have a material adverse effect on our business and prospects. We cannot assure you that the services of Mr. Fu will continue to be available to us, or that we will be able to find a suitable replacement for Mr. Fu.

We do not have key man insurance on Mr. Fu, our president, upon whom we rely primarily for the direction of our business.

      We rely primarily upon Mr. Fu, our president, for the direction of our business. We do not have key man insurance on Mr. Fu. If Mr. Fu dies and we are unable to replace Mr. Fu for a prolonged period of time, we may be unable to carry out our long term business plan and our future prospect for growth, and our business, may be harmed.

We may not be able to hire and retain qualified personnel to support our growth and if we are unable to retain or hire such personnel in the future, our ability to improve our products and implement our business objectives could be adversely affected.

      Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our chairman and president, Li Fu, our vice-president, Yue Yang, our chief financial officer Wenbing Chris Wang, and our chief engineer Xishan Yang. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

      We currently do not carry any product liability or other similar insurance. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

      We have purchased automobile insurance with third party liability coverage for our vehicles. In addition, we have purchased property insurance from China United Property Insurance Company to cover real property and plant of up to RMB43,350,000 (approximately US$5,344,652), and manufacturing machine and equipment of up to RMB36,750,000 (approximately US$4,541,410). The total coverage of our property and equipment is approximately US$9,886,062. However, our property and equipment net of depreciation as of December 31, 2004 and 2005 was US$33,467,298 and US$38,641,783, respectively, and our property insurance therefore covers only less than one-third of the value of our property and equipment.

      Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims.

      Our product warranties against technical defects of our copper clad aluminum wires and copper clad steel wires vary, depending on our purchase orders with customers. The warranties require us to replace defective components and pay for the losses customers incur from defective products or a certain percentage of the purchase price as liquidated damages for our failure to meet the specified product specifications and packaging requirements in the purchase orders. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

We are dependent on the communications industry, including telecommunications and cable television.

      Substantially all of our revenues in the years ended December 31, 2004 and 2005, respectively, came from sales to the communications industry,and power industry. Demand for these products is subject to rapid technological change. These markets are dominated by several large manufacturers and operators who regularly exert significant price pressure on their suppliers, including us, and the loss of one or more of the large communications manufacturers or operators could have a material adverse effect on our business. We cannot assure you that we will be able to continue to compete successfully in our sales to the communications industry, and our failure to do so could impair our results of operations.

Risks Related to Doing Business in the PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of that business.

      The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy, such as the United States. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

      -     changes in laws, regulations or their interpretation

      -     confiscatory taxation

      -     restrictions on currency conversion, imports or sources of supplies

      -     expropriation or nationalization of private enterprises.

      Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on our business.

      There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, we are required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our services and our business.

      All of our operations are conducted in the PRC and more than 90% of our net sales are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The bimetallic composite wire industry in the PRC is growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the PRC could negatively affect our profitability and growth.

      While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. The implementation of such policies may impede economic growth. In October 2004, the People's Bank of China, the PRC's central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase our costs and also reduce demand for our products.

Dalian DPI and Dalian Fushi are subject to restrictions on paying dividends and making other payments to us.

      We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than investments in our subsidiaries and affiliates, DPI, Dalian DPI and Dalian Fushi. As a result of this holding company structure, we rely entirely on dividends payments from Dalian DPI for funds. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Dalian DPI and Dalian Fushi also are required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if Dalian DPI or Dalian Fushi incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Dalian DPI is unable to receive all of the revenues from operations, we may be unable to pay dividends on our common stock. See "Risk Factors--Risks Related to an Investment in Our Common Stock -- We are unlikely to pay cash dividends in the foreseeable future."

Governmental control of currency conversion may affect the value of your investment.

      The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Dalian DPI receives substantially all of its revenues in renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations, to the extent they are incurred in the future. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where renminbi is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

      The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining foreign currency, we may be unable to pay dividends or meet obligations that may be incurred in the future that require payment in foreign currency. See "Risk Factors--Risks Related to an Investment in Our Common Stock--We are unlikely to pay cash dividends in the foreseeable future."

The fluctuation of the Renminbi may materially and adversely affect your investment.

      The value of the renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. As we rely entirely on revenues earned in the PRC, any significant revaluation of the renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into renminbi for our operations, appreciation of the renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the renminbi, the U.S. dollar equivalent of the renminbi we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

      On July 21, 2005, the PRC government changed its policy of tying the value of the renminbi to the U.S. dollar. Under the new policy, the renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 2.0% appreciation of the renminbi against the U.S. dollar. While the international reaction to the renminbi revaluation generally has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the renminbi against the U.S. dollar.

If PRC laws or local regulations were to phase out the preferential tax benefits currently being extended to "new or high-technology enterprises", we would have to pay more taxes in the PRC, which could have a material and adverse effect on our financial condition and results of operations.

      Currently, Dalian Fushi has preferential tax benefits with 50% deduction on its income tax according to a notice issued by Dalian Municipal Government in 2000 providing for a series of tax preferential treatments to companies that qualify as "new or high-tech" enterprise or companies in Dalian City. This preferential tax treatment will expire on December 31, 2006.

      Furthermore, under PRC laws and regulations, a WFOE may receive preferential tax benefits if it is foreign funded and is a manufacturing enterprise. As a foreign invested enterprise as well as a manufacturing enterprise, Dalian DPI is currently entitled to a two-year exemption from enterprise income tax beginning from its first year of operation from 2006 and 2007, and a 50% income tax reduction for the following three years from 2008 to 2010.

      If the PRC laws and local regulations were to phase out preferential tax benefits currently granted to "new or high-technology enterprises", we would be subject to the standard statutory tax rate, which currently is 33%. The loss of these preferential tax treatments that are currently available to us could have a material and adverse effect on our financial condition and results of operations.

Recent PRC State Administration of Foreign Exchange Regulations regarding offshore financing activities by PRC residents have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy, and a failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

      The PRC State Administration of Foreign Exchange, or SAFE, requires PRC residents to register with, or obtain approval from, SAFE regarding their direct or indirect offshore investment activities.

      Under a notice issued by SAFE in October 2005 (the "October Notice"), we and DPI, our wholly-owned subsidiary, are considered special purpose companies, or SPCs. Prior to receiving any equity interests in DPI or us, our PRC resident shareholders, Dalian Fushi Enterprise Group Co., Ltd., Yue Mathus Yang, Xishan Yang and Chunyan Xu, must register their ownership interest in DPI and us. Only after compliance with the registration requirement can dividends and profits from Dalian DPI be distributed to us and our shareholders. Furthermore, the Dalian Fushi Shareholders are required to transfer the dividends and profits back to the PRC within 180 days after receipt. For information concerning the SAFE regulations, See "Business - Government Regulation - SAFE Regulations."

      As of the date of this report, it is unclear how the SAFE disclosure requirements will be interpreted or implemented, and whether the disclosure made by Dalian Fushi Shareholders or other PRC resident shareholders are sufficient. We cannot assure you that our PRC resident shareholders will transfer any dividends or profits they received offshore to the PRC within 180 days. The failure of our PRC resident shareholders to comply with the October Notice may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit Dalian DPI's ability to distribute dividends to us.

      The SAFE certificate of Dalian DPI was issued prior to the effective date of the October Notice. We cannot assure you that the local SAFE will not review the SAFE certificate of Dalian DPI, in which case we will have to complete additional administrative procedures as may be required by the local SAFE. We cannot assure you that Dalian DPI will be deemed to have adequately completed the additional administrative procedures or that a new SAFE certificate can be obtained. The failure to obtain a new SAFE certificate would prevent us from paying dividends or otherwise remitting funds out of the PRC and could also prevent funds from outside of the PRC from coming into Dalian DPI, which would materially and adversely affect our ability to raise capital for future expansion or acquisitions.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

      A renewed outbreak of SARS or another widespread public health problem in the PRC, where all of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that could leave us without many employees to conduct our business which would materially and adversely affect our operations and financial condition.

Because our principal assets are located outside of the United States and nearly all of our directors and all our officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and some directors in the United States or to enforce judgments of United States courts against us or them in the PRC.

      Two of our three directors and all of our officers reside outside of the United States. In addition, our operating subsidiary, Dalian DPI, is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

      PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our business.

Risks Related to an Investment in our Common stock.

Our officers, directors and affiliates control us through their positions and stock ownership and their interests may differ from other shareholders.

      Our officers, directors and affiliates beneficially own approximately 75% of our voting stock by virtue of their ownership of our common stock. Li Fu, our chairman and president, beneficially owns approximately 65% of our voting stock. As a result, Mr. Fu is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. Mr. Fu's interests may differ from other shareholders.

We are unlikely to pay cash dividends in the foreseeable future.

      We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See, "Risk Factors-Risks Related to Doing Business in the PRC-- Dalian DPI and Dalian Fushi are subject to restrictions on paying dividends and making other payments to us", Risk Factors-Risks Related to Doing Business in the PRC-- Governmental control of currency conversion may affect the value of your investment" and "Market for Our Common Stock-- Dividends."

There is currently a very limited trading market for our common stock.

      Our common stock has been quoted on the over-the-counter Bulletin Board since July 2005. Because we were formerly a shell company, our bid and ask quotations have not regularly appeared on the OTC Bulletin Board for any consistent period of time. There is a limited trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any other quotation system, including, without limitation, the NASDAQ Stock Market. You may not be able to sell your shares due to the absence of an established trading market.

      Our common stock is, and will continue to be subject to the SEC's "penny stock" rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares. See "Market for Our Common Stock-- Penny Stock Regulations."

Our common stock is illiquid and subject to price volatility unrelated to our operations.

      The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares of common stock will be issuable for future sale which will dilute the ownership percentage of our holders of common stock. We are required to register for public sale a significant portion of these shares of common stock and this may depress our stock price.

      Following the reverse stock split in January 2006, all outstanding shares of series A convertible preferred stock and series B convertible preferred stock were automatically converted into approximately 19,725,595 shares of common stock. In addition, we have outstanding warrants that may also be exercised for shares of common stock. As a result of the conversions of the preferred stock into common stock, the ownership percentage held by our former holders of common stock was significantly reduced. If all of the outstanding warrants are exercised, up to 2,629,929 additional shares of common stock may be issued and the ownership percentage of shareholders of common stock will continue to decline.

      We are in the process of registering for public sale shares of common stock that the Selling Shareholders have acquired upon conversion of the series B convertible preferred stock, as well as shares of common stock that the Selling Shareholder may acquire upon the exercise of the warrants issued in connection with the series B convertible preferred stock private placement offering and the exercise of the warrant issued to Glenn A. Little for consulting services. After the registration statement is declared effective, we could have up to 6,513,459 shares that are freely tradable. As a result, there will be a significant number of new shares of common stock on the market in addition to the current public float. Sales of substantial amounts of common stock, or the perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

In connection with the reverse stock split and in anticipation of applying for the listing of common stock on the American Stock Exchange, we have issued a total of approximately 27,500 additional shares to certain shareholders to preserve our round lot shareholders, and these shareholders may incur a tax liability as a result from the receipt of these additional shares.

      In connection with the reverse stock split and in order to create a sufficient number of round lot holders (holders of at least 100 shares of common stock) to satisfy one of the criteria for the listing of the common stock on the American Stock Exchange, we have issued to each shareholder holding 24,500 or fewer shares of common stock, but at least 5,000 shares of common stock on the record date for the reverse stock split such additional number of shares of common stock so that each such shareholder, after giving effect to the reverse stock split and the issuance to such shareholder of additional shares, shall hold 100 shares of common stock. These shareholders may incur a tax liability as a result from the receipt of these additional shares and, as such, this shareholder should consult with their individual financial and tax advisors regarding any tax implications.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Our History

      We were incorporated as a Nevada company on October 6, 1982 under the name M, Inc. We changed our corporate name to Parallel Technologies, Inc. in June 1991. We were formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately-owned entity seeking to become a publicly-owned entity. Since the fiscal year ended December 31, 1995, we had no business operations, assets or liabilities until December 13, 2005, when we acquired DPI and Dalian DPI, and December 28, 2005, when Dalian DPI commenced operating the business of Dalian Fushi. See "Acquisition of Business of Dalian Fushi" below.

Acquisition of Business of Dalian Fushi

      On December 13, 2005, we entered into a series of restructuring transactions in connection with the acquisition of substantially all of the manufacturing assets and business of Dalian Fushi. On December 28, 2005, we completed the restructuring transactions, and Dalian DPI, a wholly foreign-owned entity in the PRC, commenced operating the business previously conducted by Dalian Fushi. The business consists of manufacturing and selling copper clad aluminum and steel wire, both of which are bimetallic composite wire products that are principally used for network signal transmission cable, cable television wire, signal transmission cable, cable television subscriber lines, distribution lines, local area networks, inner conductor for access networks, telephone subscriber communication lines, patch cords for electronic components, power system grounding lines, conductor lines for electric railways and other applications. See "Business" for more information on our acquired business.

      We accomplished the acquisition of substantially all of the manufacturing assets and business of Dalian Fushi through the following steps:

      1. Dalian Fushi's shareholders and Dalian Fushi's U.S. financial adviser, Kuhns Brothers, Inc. ("Kuhns Brothers"), formed DPI and Dalian DPI. Dalian DPI is 100% owned by DPI and is a "wholly foreign owned entity" under PRC law by virtue of its status as a wholly-owned subsidiary of DPI, as a non-PRC company.

      2. On November 8, 2005, Dalian Fushi entered into a stock purchase agreement with our former director, chief executive officer and majority shareholder, Glenn A. Little, which closed on December 13, 2005. Under this agreement, as amended, Mr. Little sold his 20,000,000 pre-reverse stock-split shares of common stock, par value $.006 per share, to Dalian Fushi. As a result, Dalian Fushi became our majority shareholder. However, after the share exchange transaction described in step 3 below and following the closing of the private placement offering described in step 5 below, Dalian Fushi owned only 0.4% of the voting capital stock of the Company and ceased to be a majority shareholder of the Company.

      In connection with this agreement, and prior to its closing, Mr. Little resigned as a director and appointed Li Fu, Yue Mathus Yang and John D. Kuhns as directors of our company. Mr. Fu and Mr. Yang are also beneficial shareholders and officers of Dalian Fushi. The directors of DPI and Dalian DPI are identical to ours. Mr. Little also resigned all his officer positions with us effective immediately following the closing of a private placement offering described in step 5 below. Contemporaneous with Mr. Little's resignation from his officer positions, our new directors appointed new officers with immediate effect. See "Management -- Our Directors and Officers" for more information on these persons and "Security Ownership of Certain Beneficial Owners and Management -- Change In Control" for more information on the stock purchase agreement between Dalian Fushi and Mr. Little.

      3. On December 13, 2005, we consummated a share exchange agreement with DPI, under which we exchanged 784,575.16 shares of our newly designated series A convertible preferred stock for all of the issued and outstanding stock of DPI held by the shareholders of DPI. As a result, DPI and Dalian DPI became our direct and indirect wholly-owned subsidiaries, respectively. Shareholders of DPI became our majority shareholders. In this share exchange transaction, the shareholders of Dalian Fushi owned approximately 95.12% of the outstanding shares of DPI, and thus received 746,254.01 shares of series A convertible preferred stock. The series A convertible preferred stock converted into common stock following the reverse stock-split described below.

      4. Immediately following the above transactions, but on the same date, Dalian DPI consummated a series of agreements with Dalian Fushi to purchase substantially all of the manufacturing assets of Dalian Fushi, consisting of 15 production lines, for approximately $3 million, and lease the remaining assets, consisting of 5 production lines and the land use rights of the land on which Dalian Fushi's new facilities are located for nominal consideration.. These agreements collectively are referred to in this report as the "Restructuring Agreements". Although the acquisition of the assets and business of Dalian Fushi was effective on December 13, 2005, Dalian DPI did not commence operating the business until December 28, 2005, the date upon which all of the transactions contemplated by the Restructuring Agreements were completed. Although the Restructuring Agreements provide Dalian DPI with the ability to control Dalian Fushi and any of its remaining assets and operations in the event that Dalian Fushi's existing customers or suppliers do not want to transfer their business relationships to Dalian DPI. As of the date of this report, all of Dalian Fushi's business and supplier relationships have been transferred to Dalian DPI. Dalian Fushi's business is now conducted by Dalian DPI.

      The Restructuring Agreements were utilized, instead of a complete acquisition of Dalian Fushi's assets, because current PRC law does not specifically provide for the approval procedures and the detailed implementation regulations on non-PRC entity's equity to be used as consideration to acquire a PRC entity's equity or assets, which makes it impossible for a non-PRC entity to use its equity to acquire a PRC entity. If an acquisition of a PRC entity using foreign equity was possible, we could have acquired 100% of the stock of Dalian Fushi in exchange for our common stock. While PRC law does allow for the purchase of equity interests in, or assets of, a PRC entity by a non-PRC entity for cash, the purchase price must be based on the appraised value of such equity or assets in the case of a purchase of equity or all of the assets, and the process involves a lengthy and uncertain government approval procedure. But in the case of a partial asset purchase, the purchase price can be determined by the parties without an appraisal or any government approval procedure. Because we did not have sufficient cash to pay the estimated full value of all of the assets of Dalian Fushi, and because a significant portion of Dalian Fushi's assets are land use rights that are encumbered to banks, the transfer of which requires payment of a significant amount of transfer taxes and fees, we, through Dalian DPI, purchased all of Dalian Fushi's non-encumbered assets with the net proceeds of the private placement offering described below, and leased the remainder of Dalian Fushi's assets used in Dalian Fushi's business for nominal consideration. See "Acquisition of the Business of Dalian Fushi --Restructuring Agreements" for more information on the Restructuring Agreements.

      5. The funds used for the consummation of the stock purchase agreement with Mr. Little and the Restructuring Agreements were provided from the proceeds of a $12,000,000 private placement offering of our series B convertible preferred stock. We received gross proceeds of $11,225,000 at an initial closing on December 13, 2005, and gross proceeds of $775,000 at a closing on December 28, 2005. The net proceeds of the series B convertible preferred stock offering were used by Dalian DPI principally for the conduct of its business.

      The investors in the offering purchased a total of 215,424.84 shares of our newly designated series B convertible preferred stock, together with warrants to purchase additional shares of our common stock. The series B convertible preferred stock is convertible into a total of 4,250,000 shares of our common stock following the reverse stock split described below. In the event that the Company fails to generate at least $10,700,000 net profit in 2006, the investors of Series B preferred stock have rights to additional issuance of common stock from the Company. The warrants allow the holders to purchase 2,125,000 shares of our common stock at $3.67 per share and the Company has the right to force the holders to exercise the warrants if certain conditions are met. The offering price for each unit (consisting of one share of common stock convertible from a fractional share of Series B preferred stock and a warrant) is $2.82.

      The series A convertible preferred stock and the series B convertible preferred stock are convertible into shares of our common stock upon a 245.27-for-1 reverse stock split of our common stock. The reverse stock-split was approved by the holder of a majority of our then outstanding common stock on December 5, 2005, along with a change in our corporate name to "Fushi International, Inc." On January 5, 2006, we mailed an Information Statement to our shareholders notifying them of the reverse stock-split and the change in our corporate name. Under SEC Regulation 14C, corporate action taken pursuant to consents or authorizations of security holders may not take effect prior to the 20th day following the date upon which an Information Statement is sent or given to shareholders. After the prescribed period of time and on January 30, 2006, we effectuated the reverse stock-split and the change in our corporate name.

      We entered into the following agreements in connection with the acquisition of the business of Dalian Fushi.

The Share Exchange Agreement and the Issuance of Series A Convertible Preferred Stock

      On December 13, 2005, we entered into and consummated a share exchange agreement with the 14 holders of all of the outstanding capital stock of DPI. The stockholders of DPI were Dalian Fushi Enterprise Group Co. Ltd., Yue Mathus Yang, Xishan Yang, Chunyan Xu, Kuhns Brothers, John Kuhns, Mary Fellows, John Starr, Jay Gutterman, Kelly Chow, Redwood Capital, Inc., Chris Bickel, Sam Shoen and Paul Kuhns. We refer to the former stockholders of DPI in this report as the "DPI Stockholders."

      Of the DPI Stockholders, Dalian Fushi Enterprise Group Co., Ltd., or Fushi Group, Yue Mathus Yang, Xishan Yang and Chunyan Xu also are shareholders of Dalian Fushi, and owned approximately 95.12% of the outstanding capital stock of DPI. We refer to the shareholders of Dalian Fushi in this report as the "Dalian Fushi Shareholders." Kuhns Brothers received its shares of DPI common stock for services rendered in connection with the reorganization of Dalian Fushi's business.

      Under the share exchange agreement, we issued an aggregate of 784,575.16 shares of our Series A convertible preferred stock in exchange for the 15,560 shares of common stock of DPI held by the DPI Stockholders, representing all of the outstanding capital stock of DPI. Each share of series A convertible preferred stock is automatically convertible into 4,838.86 shares of common stock before giving effect to the reverse stock-split, or approximately 19.73 shares of common stock after giving effect to the reverse stock-split. As a result of the reverse stock-split, which was effectuated on January 30, 2006, the series A convertible preferred stock have converted into an aggregate of 15,475,595 shares of common stock, representing approximately 77.85% of our total outstanding common stock.

      As a result of the consummation of the share exchange agreement, DPI is now our wholly-owned subsidiary.

Restructuring Agreements

      In connection with the closing of the share exchange agreement, on December 13, 2005, Dalian DPI entered into the Restructuring Agreements with Dalian Fushi and the Dalian Fushi Shareholders. Under the Restructuring Agreements, Dalian DPI purchased 15 production lines and leased the remaining 5 production lines and the land use rights for the land on which Dalian Fushi's new facilities are located. Together, the purchased and leased assets account for substantially all of the assets of Dalian Fushi and the only asset left behind is the land use rights for a small piece of land which is no longer used in the business and currently lease to third party. To the extent that any aspect of Dalian Fushi's business needs to be conducted through Dalian Fushi in the future (for example, in the event that its existing customers and suppliers prefer to continue its business relationship with Dalian Fushi), the Restructuring Agreements provide Dalian DPI with the ability to control Dalian Fushi and any of its remaining assets and operations. However, on December 28, 2005, we completed the transactions contemplated by the Restructuring Agreements, and Dalian DPI commenced operating the business conducted previously by Dalian Fushi. As of the date of this report, all of Dalian Fushi's existing customers and suppliers have agreed to transfer their business relationship to Dalian DPI. Dalian Fushi now has no manufacturing operations but will remain the contracting party under its bank loans and its lease agreement for the small piece of land. Dalian Fushi will repay the bank loans using lease income from Dalian DPI (on the leased asset) and third party (on the small piece of land). In the event of any deficiency, Dalian DPI will provide all necessary funds to Dalian Fushi to repay the loans. Additionally, Dalian DPI has agreed to guarantee the repayment of the loans.

      The following is a summary of the material terms of each of the Restructuring Agreements, the English translation of each of which is annexed as an exhibit to our Current Report on Form 8-K filed on December 14, 2005. All references to the Restructuring Agreements and other agreements in this report are qualified, in their entirety, by the text of those agreements.

      Purchase Agreement. Under the purchase agreement between Dalian DPI and Dalian Fushi, Dalian DPI purchased from Dalian Fushi (i) substantially all of Dalian Fushi's production equipment, consisting of 15 production lines, for RMB 24 million (approximately $2.98 million), (ii) all of Dalian Fushi's patents for RMB 100,000 (approximately $12,397), (iii) Dalian Fushi's inventory based on its book value as of the purchase date, and (iv) Dalian Fushi's accounts receivable based on its book value as of the purchase date. Additionally, Dalian Fushi leased to DPI substantially all of Dalian Fushi's land, except for a small piece of land that are currently being leased to a third party, at an annual fee of RMB 100,000 (approximately $12,397) and the remaining manufacturing equipment, consisting of 5 production lines, at an annual fee of RMB 50,000 (approximately $6,198). These leased assets are all encumbered to the banks. Dalian Fushi also has granted a secondary lien on the leased assets to Dalian DPI.

      Dalian Fushi also agreed to transfer any new patents issued under its pending patent applications to Dalian DPI for a nominal fee upon their issuance. Dalian Fushi further agreed to cause Mr. Li Fu, the PRC registered holder of the "FUSHI" trademark and the holder of a patent, to authorize the free use of the trademark by Dalian DPI and to transfer his patent to Dalian DPI for a nominal fee. See "Trademark Authorization" below.

      In connection with these purchases and leases, Dalian Fushi agreed to transfer its employees to Dalian DPI and provide its supplies, sales channels and customer contracts to Dalian DPI, to the extent the customer's purchase orders are assignable. In the event that Dalian Fushi's customers do not agree to assign their purchase orders and agree to do business directly with Dalian DPI, Dalian DPI will provide all necessary resources to Dalian Fushi so that it may continue operations maintaining its existing relationships with these customers. However, as of the date of this report, all of Dalian Fushi's existing customers and suppliers have agreed to transfer their business relationships to Dalian DPI and Dalian Fushi no longer maintain any manufacturing operations.

      Dalian Fushi, nevertheless, will remain the contracting party for its bank loans and its lease agreement with the third party under the purchase agreement. To the extent that Dalian Fushi does not have sufficient income to repay the existing bank loans. Dalian DPI has agreed to provide all the necessary funds to Dalian Fushi and has agreed to guarantee the repayment of these loans.

      The source of funds for Dalian DPI to make payment under the Restructuring Agreements were the proceeds of the private placement offering described below under "Series B Convertible Preferred Stock Financing."

      First Patent Transfer Contract. Under this agreement between Dalian Fushi and Dalian DPI, Dalian Fushi agreed to transfer to Dalian DPI the four patents of which it is the registered owner for RMB 100,000 (approximately $12,397)

      Dalian Fushi is in the process of commencing the patent transfer procedure, which procedure is estimated to take three to five months to complete. Prior to the effectiveness of the patent transfers, Dalian DPI (subject to Dalian Fushi's right to use these patents) has the exclusive legal right, royalty free, to use these patents. Dalian Fushi will execute any license agreements required by us or Dalian DPI that they deem necessary or advisable.

      Second Patent Transfer Contract. Under this agreement between Mr. Li Fu and Dalian DPI, Mr. Fu agreed to transfer to Dalian DPI a patent (which is no longer used in Dalian Fushi's business) of which he is the registered owner, for RMB 10,000 (approximately $1,240).

      Trademark Authorization. In this authorization statement, Mr. Li Fu, the PRC registered owner of the "FUSHI" trademark, authorized Dalian DPI to use this trademark for a perpetual period without any fee.

      Entrusted Management Agreement. Pursuant to this entrusted management agreement among Dalian DPI, Dalian Fushi, and the Dalian Fushi Shareholders, Dalian Fushi and its shareholders agreed to entrust the business operations of Dalian Fushi and its management to Dalian DPI until Dalian DPI acquires all of the assets or equity of Dalian Fushi (as more fully described in the Exclusive Option Agreement below). Prior to the occurrence of such event, Dalian Fushi will only own those certain assets that are not sold to Dalian DPI consisting primarily of the land use rights the 5 production lines. We anticipate that Dalian Fushi will continue to be the legal owners for these assets until such time as they may be transferred to Dalian DPI. Under the Entrusted Management Agreement, Dalian DPI will manage Dalian Fushi's operations relating to holding and maintaining these assets, and control all of Dalian Fushi's cash flow through an entrusted bank account. In turn, it will be entitled to any of Dalian Fushi's net profits as a management fee, and will be obligated to pay all Dalian Fushi payables and loan payments. The Entrusted Management Agreement will remain in effect until the acquisition of all assets or equity of Dalian Fushi by Dalian DPI is completed.

      Shareholders' Voting Proxy Agreement. Under the shareholders' voting proxy agreement among Dalian DPI and the Dalian Fushi Shareholders, the Dalian Fushi Shareholders irrevocably and exclusively appointed the members of the board of directors of Dalian DPI as their proxy to vote on all matters that require Dalian Fushi shareholder approval. The members of the board of directors of Dalian DPI are identical to ours.

      Exclusive Option Agreement. Under the exclusive option agreement among Dalian DPI and the Dalian Fushi Shareholders, the Dalian Fushi Shareholders granted Dalian DPI an irrevocable and exclusive purchase option to acquire Dalian Fushi's equity and/or remaining assets, but only to the extent that such purchase does not violate limitations imposed by PRC law. As discussed in Step 4 above, current PRC law does not specifically provide for a non-PRC entity's equity to be used as consideration for the purchase of a PRC entity's assets or equity. The option is exercisable when PRC law specifically allows foreign equity to be used as consideration to acquire a PRC entity's equity interests and/or assets, or when we deem it advisable to do so.

      If Dalian DPI decides to exercise the options and at the time of the exercise, PRC law specifically allows foreign equity to be used to acquire PRC entity, the consideration for the exercise of the option is the shares of our common stock received by the Dalian Fushi Shareholders under the Share Exchange Agreement described in "The Share Exchange Agreement and the Issuance of Series A Convertible Preferred Stock" above and no additional cash or consideration is required. If at the time of the exercise, PRC law still does not specifically provide for foreign equity to be used to acquire PRC entity, the consideration for the exercise of the option will be the market value of the equity or remaining assets of Dalian Fushi, and Dalian Fushi is required to return the payment for the exercise of the option to Dalian DPI through the entrusted management agreement (in the case of asset purchase) and Dalian Fushi Shareholders are required to return such payment to Dalian DPI through any legal arrangement or agreement (in the case of equity purchase from Dalian Fushi Shareholders).

      Share Pledge Agreement. Under this share pledge agreement among Dalian DPI and the Dalian Fushi Shareholders, the Dalian Fushi Shareholders pledged all of their equity interests in Dalian Fushi, including the proceeds thereof, to guarantee all of Dalian DPI's rights and benefits under the Restructuring Agreements. Prior to termination of this Share Pledge Agreement, the pledged equity interests cannot be transferred without Dalian DPI's prior consent.

Series B Convertible Preferred Stock Financing

      The funds used for the consummation of the stock purchase agreement with Mr. Little and the Restructuring Agreements were provided from the proceeds of a private placement offering of our series B convertible preferred stock, along with warrants to purchase additional shares of common stock, for $12,000,000. We received gross proceeds of $11,225,000 at an initial closing on December 13, 2005, and gross proceeds of $775,000 at a closing on December 28, 2005. Upon the occurrence of the reverse stock-split on January 30, 2006, the 215,424.84 shares of series B convertible preferred stock have automatically converted into an aggregate of approximately 4,250,000 shares of common stock, which then represent approximately 21.25% of our total outstanding common stock. The warrants are exercisable for one-half of the number of shares of common stock that a holder may acquire upon conversion of the series B convertible preferred stock, or an aggregate of approximately an additional 2,125,000 shares of common stock, at an exercise price of $3.67 per share. The warrants have a five year term. We may force the exercise of the warrants if we sign a binding agreement to make a certain acquisition (provided certain conditions are met), or if the price of our common stock exceeds $10 per share for 10 consecutive trading days.

      As a condition of the series B convertible preferred stock purchase agreements, Dalian Fushi deposited in escrow its 20,000,000 pre-reverse stock-split shares of common stock acquired from Glenn Little, which were converted into 81,542 shares of common stock at the reverse stock split, representing approximately 0.4% of our outstanding common stock. In addition, Dalian Fushi's management team, which includes Li Fu, Yue Mathus Yang, Xishan Yang and Chunyan Xu, deposited in escrow 746,254 shares of series A convertible preferred stock that have t 6 0 collectively converted into 14,719,578 shares of common stock, representing approximately 73.6% of our outstanding common stock, following the reverse stock-split. Out of the escrowed shares, up to 3,000,000 shares are to secure their indemnity obligations under the series B convertible preferred stock purchase agreements and our obligation to meet the net profit targets for the fiscal year ending December 31, 2005 as set forth in the series B convertible preferred stock purchase agreements. The remaining shares are to secure our obligation to complete the reverse stock-split within 120 days following December 13, 2005. Because we fulfilled our obligation to complete the reverse stock split on time and we met the profit targets for 2005, the escrowed shares (except for the 3,000,000 shares which are solely to secure the indemnity obligations) were released from the escrow.

      We are required to take certain actions under the series B stock purchase agreements, including:

            (a) The American Stock Exchange. Prepare and submit a listing application to the American Stock Exchange. We cannot assure you that we will qualify for such listing or when or if the American Stock Exchange will approve our application.

            (b) Board of Directors. Within 90 days following the initial closing, after consultation with the holders of the Series B convertible preferred stock, we must nominate a seven person Board of Directors and take all actions and obtain all consents, authorizations and approvals which are required to be obtained in order to effect the election of such nominees. See "Management - Our Directors and Executive Officers."

            (c) Board of Advisors. Promptly following the initial closing, we must establish a board of advisors consisting of the individuals approved in advance by the Chinamerica Fund LP, which approval will not be unreasonably withheld.

            (d) Chief Financial Officer. Promptly following the initial closing, we must retain a chief financial officer acceptable to, and after consultation with, Chinamerica, which may be Wenbing Chris Wang.

            (e) Name Change; Reverse Stock Split. Promptly following the initial closing, we must take all actions and obtain all consents, authorizations and approvals which are required to be obtained in order to (i) change our corporate name to Fushi International, Inc. and (ii) effect the reverse stock-split of the common stock. We have obtained the written consent of the holder of a majority of the outstanding shares of voting stock approving the name change and the reverse stock split. On January 5, 2006, we mailed an Information Statement to our shareholders notifying them of the reverse stock-split and the change in our corporate name. We have filed the certificate of amendment to our Articles of Incorporation with the Office of the Secretary of State of Nevada on January 30, 2006 to effectuate the name change and reverse stock split.

            (f) Employee Stock Ownership Plan. We must reserve for issuance 2,000,000 shares of common stock under an approved and qualified employee stock ownership plan, the terms of which will be determined by the compensation committee of our Board of Directors.

            (g) Executive Search. Promptly following the initial closing, we must retain one or more independent professional executive search firms, each acceptable to Chinamerica, to assist in the recruitment for the members to be added to our Board of Directors.

            (h) Employment Agreements. We must use our best efforts to promptly enter into employment agreements with Wenbing Chris Wang and the other members of management as designated by, and with such terms as are acceptable to, Chinamerica.

            (i) Transfer of Dalian Fushi Employees. We, together with Dalian DPI and Dalian Fushi, must use our best efforts to promptly transfer the employment of all employees of Dalian Fushi to Dalian DPI in accordance with applicable laws. As of the date of this report, Dalian Fushi has completed the transfer of its existing employees to Dalian DPI. Dalian DPI is now the employer of these employees and is obligated to pay all social security, insurance, housing and other applicable fees and costs required under applicable law.

            (j) Compliance with Law. The Dalian Fushi Shareholders will comply with Bulletin No. 75 issued by the PRC State Administration of Foreign Exchange, including but not limited to, the obligation to file disclosure forms with respect to their ownership status in our company on or before March 31, 2006, and the obligation to transfer any dividends or profits they received offshore to the PRC within 180 days upon the receipt of such dividends or profits. We are informed that all the Dalian Fushi Shareholders have filled out the required disclosure forms.

            (k) Completion of Restructuring. Commencing at the initial closing, we, together with Dalian DPI and Dalian Fushi, must use our best efforts to complete in all respects the restructuring and related transactions contemplated by the Restructuring Agreements. As of December 28, 2005 the restructuring was completed and the business began to operate out of Dalian DPI.

            (l) Filing of Registration Statement. We must file a registration statement for the registration of the resale of the common stock that holders of the series B convertible preferred stock will acquire upon conversion of the series B convertible preferred stock.

            (m) Company By-Laws. We must use our best efforts to obtain shareholder approval for, and take all steps necessary to adopt, amended and restated bylaws reasonably acceptable to Chinamerica within 60 days after the initial closing. On December 27, 2005, the majority shareholder of the company adopted the amended and restated bylaws of the Company. On January 12, 2006, we filed a preliminary Information Statement on Schedule 14C with the SEC relating to the amendment of those bylaws. On February 10, 2006, we mailed a definitive Information Statement to our shareholders notifying them of the amendment of the bylaws. Our bylaws have now been amended and restated.

Organizational History of DPI and Dalian DPI

      DPI was formed on September 23, 2005 as a Delaware corporation by Dalian Fushi's shareholders and Kuhns Brothers, Inc. Upon consummation of the share exchange agreement, we own 100% of DPI. Until the acquisition of the business of Dalian Fushi, DPI has had no business operations, assets or liabilities, apart from organizational expenses and fees.

      Dalian DPI was formed on September 22, 2005 under the laws of the PRC by Diversified Product Inspections, Inc., a Florida company, which subsequently transferred its ownership in Dalian Fushi to the Delaware DPI in November 2005. Dalian DPI is a "wholly foreign owned entity" under PRC law by virtue of its status as a wholly-owned subsidiary of DPI, as a non-PRC company. Until the acquisition of the business of Dalian Fushi, Dalian DPI has had no business operations, assets or liabilities, apart from organizational expenses and fees.

Dalian Fushi Organizational History

      Dalian Fushi was formed as "Dalian Fushi Bimetallic Conductor Wire Factory" on June 12, 2001. Its initial registered capital was RMB 8 million (approximately $1 million) and it was owned by Li Fu (62.5%), Yongfa Zhou (25%), and Chunyan Xu (12.5%).

      In July 2001, Dalian Fushi acquired certain aluminum copper clad manufacturing assets, as well as the related technology and manufacturing facilities with approximately 2,000 square meters construction area from Dongyi Company Ltd. ("Dongyi"), a bimetallic wire manufacturer in the PRC, for a total purchase price of RMB 12 million (approximately $1.48 million), in a settlement of a loan dispute.

      On January 16, 2002, Dalian Fushi Bimetallic Conductor Wire Factory changed its name to "Dalian Fushi Bimetallic Manufacturing Co., Ltd." and changed its entity form to a limited liability company under PRC law. It subsequently increased its registered capital to RMB 40 million (approximately $4.97 million). Dalian Fushi was then owned by Dalian Jingzhou Jingdun Trading Co. (the predecessor of Dalian Fushi Enterprise Group Co., Ltd., 52.5%), Renyou Fu (40%), Chunyan Xu (2.5%), and Yongfa Zhou (5%).

      Dalian Fushi Enterprise Group Co., Ltd. (the "Fushi Group") is a PRC holding company controlled by Li Fu (85.71%). The Fushi Group also owns Dalian Litai Auto Repair Co., Ltd. (of which Fushi Group owns 40%), Dalian Fushi Yangguang Zhangyie Co., Ltd. (of which the Fushi Group owns 90%), Dalian Fushi Commerce and Trade Co., Ltd. (of which the Fushi Group owns 75%), and other non-wholly-owned subsidiaries in the mineral water production and hotel industries.

      On July 16, 2003, the registered capital of Dalian Fushi was increased to RMB 160 million (approximately $19.84 million). As of March 2, 2005, the shareholders of Dalian Fushi were: Dalian Fushi Enterprise Group Co., Ltd. (87.73%), Yue Yang (10%), Chunyan Xu (0.63%) and Xishan Yang (1.64%). The registered capital has been paid in full.

      In 2003, Dalian Fushi commenced construction of a new manufacturing facility in the industrial development area of Dalian. In June 2005, we relocated our manufacturing activities to this new facility, occupying 103,605 square meters.

      For information on the acquisition of the business of Dalian Fushi, including the agreements we entered into in connection with the acquisition, see "Acquisition of the Business of Dalian Fushi". As a result of the acquisition of all of the outstanding capital stock of DPI and substantially all of the manufacturing assets and business of Dalian Fushi through Dalian DPI, we ceased being a shell company as such term is defined in Rule 12b-2 under the Exchange Act.

Our Corporate Structure

      As set forth in the following diagram, following our acquisition of DPI and the business of Dalian Fushi under the Restructuring Agreements, DPI is now our direct, wholly-owned subsidiary and Dalian DPI is a wholly-owned subsidiary of DPI. Dalian DPI has control over Dalian Fushi's remaining operations and financial affairs through the Restructuring Agreements. On December 5, 2005, the holder of a majority of the common stock, at that time our only class of voting stock, signed a written consent to effect the reverse stock-split and change our corporate name. In connection with the above transactions, on January 5, 2006, we mailed an Information Statement to our shareholders notifying them of the reverse stock-split and the change in our corporate name. Under SEC Regulation 14C, corporate action taken pursuant to consents or authorizations of security holders may not take effect prior to the 20th day following the date upon which an Information Statement is sent or given to shareholders. On January 30, 2006, we filed the certificate of amendment to our Articles of Incorporation with the Office of the Secretary of State of Navada and effectuated the name change and reverse stock split. Our company is now called Fushi International, Inc.

[MISSING GRAPH]


Overview of Our Business

      On December 28, 2005, we completed the transactions contemplated by the Restructuring Agreements, and Dalian DPI commenced operating the business conducted previously by Dalian Fushi. This section discusses our business, which is the former business of Dalian Fushi.

      We are engaged, through our indirectly wholly-owned operating subsidiary Dalian DPI in the manufacture and sale of bimetallic composite wire products, principally copper clad aluminum wires ("CCA") and copper clad steel wires ("CCS"). CCA combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum. It is a cost effective substitute for single copper wire in a wide variety of applications such as coaxial cable for cable television (CATV), signal transmission lines for telecommunication networks, distribution lines for electricity, wire components for electronic instruments and devices. Similarly, CCS combines the properties of copper with the strengths of steel and is used where strengths higher than copper are required, such as power system grounding lines, electricity distribution lines, conductor lines of electrified railroad tracks, and patch cords in electronic components.

      Our bimetallic composite wire products are produced using our patented and proprietary "rolling bond welding" manufacturing technology, which was included as a research project under the National Torch Program of PRC. Our proprietary technology allows us to produce high quality products that deliver stable conductivity performance. We maintain an internal Research and Development Department to improve our current product features and develop new devices and technologies to produce new products that will optimize the performance and structure of bimetallic composite materials. Because of our research and development ("R&D") initiatives, we are recognized by the Dalian Municipal Government as a "new- and high-technology" enterprise and have been receiving governmental funding or subsidies for our operations and R&D activities.

         We use "FUSHI" as the tradename for all of our composite wire products. Due to our emphasis on quality control and the high quality of our products, our CCA products were awarded a "famous products" award in Liaoning Province and our mark "FUSHI" was awarded a "famous mark" award in Liaoning Province. See "Risk Factors - Risks Related to Our Business - Our profitability depends on our success on brand recognition and we could lose our competitive advantage if we are not able to protect our trademark against infringement, and any related litigation could be time-consuming and costly."

      Dalian Fushi achieved profitability in 2002, shortly after inception in 2001. Since 2002, Dalian Fushi has experienced consistent growth. Net sales increased from $15.66 million in 2004 to $33.71 million in 2005. The majority of sales are made to finished cable manufacturers, which is a growing market for our products.

      We believe we are currently the largest domestic manufacturer and supplier of bimetallic composite products in the PRC. Our largest customers include the PRC operations of Andrew Corporation of the U.S., one of the largest communication cable manufacturers in the world.

The Bimetallic Composite Industry

      We manufacture and sell copper-clad aluminum wire ("CCA") and copper-clad steel wire ("CCS"), both of which are widely utilized and long established bimetallic composite products in industry.

      Copper-Clad Aluminum Wire.

      CCA is a bimetallic wire consisting of an aluminum core covered by a concentric copper cladding. CCA combines the light weight, high flexibility and low cost of aluminum with the conductivity and corrosion resistance of copper. It is widely used in applications requiring the conductivity of copper while retaining the light weight advantages of aluminum. For example, because television and networks have high frequency transmission signals and the high frequency signals are transmitted on the surface layer, CCA is an ideal inner conductor for cable television signal transmission cables and, thus, is used extensively in overhead coaxial cable for high frequency television signals.

      CCA wire is also widely used in telephone and electrical power applications, large capacity communication networks, telephone conductor antenna cables, control signal cables, and other applications. Because of its high performance, lower production cost, and lighter weight, CCA wire is also replacing solid copper or aluminum in other applications. For instance, it is used to replace copper as a grounding conductor on structures and underground powers lines to combat corrosion and theft problems. It also replaces aluminum in overhead power lines in corrosive environments.

      According to our internal market surveys based on information provided by our customers and information collected from our competitors, we believe the estimated consumption of CCA in the U.S. has averaged approximately 30,000 tons per year in recent years. According to China Wire & Cable Network, the largest PRC application markets for CCA products are wireless telecommunication and base station subsystems, which together have an estimated annual consumption of 20,000 tons per year. According to China Wire & Cable Network, the PRC market is anticipated to experience a 25% growth rate, primarily due to continuously rising copper prices and the nature of CCA as a viable and low-cost alternative to single copper wire.

      Copper-Clad Steel Wire.

      CCS is a composite in which concentric copper cladding metallurgically bonded to a steel core. CCS combines the strengths of steel with the conductivity and corrosion resistance of copper. CCS wire is used where strengths greater than that possessed by copper are required, and some reduction in conductivity is acceptable. For example, it is widely used in the telecommunications industry for telephone and coaxial television drop wire, in the railroad industry for conductor lines, and in the electric utility industry for grounding conductors.

Our Products

      We currently have large-scale production of bimetallic products. Because CCA has wider applications and has relatively standard specifications, and thus, it is easier to achieve large-scale production for each specification, CCA is our principal product, comprising the vast majority of our sales. We commenced production of CCS products in 2003, the sales of which represent only a small portion of our annual total sales.

      Copper Clad Aluminum Wires. Our CCA wire is fabricated by fusing a core of aluminum wire with an external copper cladding using our proprietary and patented metallurgical "rolling bond welding" techniques. Measured by the copper layer thickness, CCA can be divided into two types, 10% and 15%, each of which has DC resistance of less than 0.02743 mm(2)/m ohms and 0.02676 mm(2)/m ohms, respectively. The 10% type is primarily used in high frequency signal transmission, while the 15% type is used in generators and other non-signal transmission applications.

      Both the 10% and 15% CCA can be made in various diameters. The normal diameters of our CCA products range from 7.5 mm to 1.66 mm, which are the normal specifications required by our customers; but we can draw the product to as small as 0.09 mm, if so requested by our customers. We have 18 manufacturing lines devoted to the production of CCA wires and our current CCA production capacity is approximately 10,000 tons per year.

      Measured by the production stage of the manufacturing process, CCA can be classified into hard-drawn and annealed types of CCA and we manufacture both. Hard-drawn CCA is used where strength is required, such as electronic instruments and devices. Some customers buy our CCA at the hard-drawn stage without final annealing, or at the intermediate annealing stage, for further processing, such as to draw to a smaller size as they desire. Please see "Business-Manufacturing Process" for further information on the manufacture of these two types of CCA.

      Copper Clad Steel Wires. We use the same proprietary and patented metallurgical "rolling bond welding" techniques to bond the copper cladding to the steel core. Because of our technology, our CCS products have not experienced any separation, cracks or peeling even in the stringent destructive testing.

      CCS is commonly produced to specifications of 21 percent, 30 percent, and 40 percent International Annealed Copper Standard (IACS) composite conductivity, each with copper thickness amounts of 6 percent, 14 percent, and 20 percent, of the wire radius, respectively. The thicker the copper cladding, the better the DC conductivity. We produce all three specifications of CCS wires. The steel core can be adopted in different strengths according to the requirement of customers and applications. The most common sizes of CCS are 2.5 mm and 0.81 mm. Similar to CCA, we can draw the CCS to as small as 0.09 mm.

      The profit margin for CCS is close to CCA because our unit price is based on weight. Although the cost of steel per ton is about one third of the cost of aluminum per ton, steel is much heavier than aluminum. This allows us to achieve a profit margin for CCS similar to that of CCA. However, because CCS has more specifications than CCA and it is more difficult to achieve large scale production for each specification, we only commenced large volume production of CCS in 2003.

      Our annual production capacity of CCS is approximately 1,200 tons. Normally we allocate 2 production lines for CCS manufacturing, and these 2 production lines can also be utilized for CCA production when needed, because we use the same "rolling bond welding" technique for both products.

      New Product Pipeline. We have developed the following new products:

            o Copper Clad Aluminum and Magnesium Alloy, Diameter 0.08mm -0.18mm (Fine Wires). This product is primarily used in electric shielding nets and transformer windings applications. This product has been introduced to the market and we have received positive customer feedback, indicating potentially strong market demand for this product. Because it offers a substantially higher profit margin than most of our other products, we are seeking to increase production of this product to 10 manufacturing lines and a monthly output of approximately 300 tons.

            o CCA Fine Wires of 0.20 mm and 0.51 mm Diameter. These fine wires can be used as enamel-insulated wire to replace electromagnetic wire in aviation devices and instruments applications. We anticipate monthly output for this new product to be 150 tons, or 1,800 tons annually. Like Copper Clad Aluminum and Magnesium Alloy, introduction of CCA fine wire is also driven by higher profit margin.

            o CCS Plated by Tin and CCS Plated by Silver. These products can resist high temperature and is largely used in corrosive, hot or inclement environments, such as for military use. We are seeking to increase the annual output of these products to approximately 100 tons.

      We have completed the technology development stage for a press cladding device for CCA and were issued a patent on the technology. This new technology is to be used for the production of large size CCA and CCS, the diameters of which exceed 7mm. The manufacturing equipment for large scale production is still in the development stage.

      We have also submitted an international patent application for the manufacture of cuponal busbar. We are currently in the stage of developing production devices for this new product. Cuponal busbar offers economic and weight saving advantages over solid copper, while retaining the surface properties of a copper busbar. It is often possible to substitute a copper bar with a cuponal bar of equal dimensions. Cuponal has wider applications than CCA and is extensively used in electronic items and household appliances. We project that we can commence production of cuponal busbar in the second half of 2006.

The PRC Bimetallic Composite Products Market

      Because of the massive infrastructure development and construction in the PRC, much of which requires wire and cable, the PRC is one of the fastest growing markets for bimetallic composite products in the world. According to statistics released by the PRC Ministry of Information Industry and the National Cable and Wire Industry Association in the PRC, the PRC represented approximately 7% of the worldwide market for bimetallic composite wires in 2004, with domestic sales of approximately $104 million, or approximately 25,000 tons. The PRC domestic market is currently dominated by the Dofasco Tubular Products division of Dofasco Inc., formerly known as Copperweld. Copperweld maintains an approximate 70% market share in the PRC, approximately the same proportion as its share of the worldwide market.

Market Components of CCA Wires.

      Components of domestic demand for CCA conductors are as follows:

      1. Coaxial Cable for Cable Television and Broadcasting-Domestic Consumption. The increase in the demand for cable television has led to a significant increase in demand for CCA wire. According to statistics issued by the PRC's Wire and Cable Industry Association, there are currently over 400 million TV sets and over 100 million cable television subscribers in the PRC. In addition, the PRC government will further develop the nation's broadcasting networks. During the PRC government's Tenth Five-Year Plan period, which is from 2001 to 2005, the domestic demand for CATV was estimated to generate approximately 700-800 thousand kilometers of cable wire every year. According to the PRC Electronic Components Association, the use of CCA conductors is expected to increase at an annual rate of 8%.

      2. Coaxial Cable for Cable Television and Broadcasting-Export Sales. The PRC domestic wire manufacturers also export their cable television wires to foreign markets. According to the PRC Electronic Components Association, wires manufactured for export by PRC domestic wire manufacturers are almost equivalent to domestic demand, resulting in a total of approximately 1,300 to 1,500 thousand kilometers of cable television wire production per year in PRC.

      3. Mobile Communication (RF Cable). The technologies used in mobile communication base stations that comply with international standards and all inner conductors of radio frequency cables use CCA conductors. We believe that the popularity of the digital wide frequency band will mean an increasing demand for CCA bimetallic composite conductor. Because of the increased density of mobile communication base stations, the radius between base stations has been reduced from 9 kilometers to 3 kilometers, which translates into a 3 to 4 fold increase in the demand for CCA composite conductor (radio frequency cables that use bimetallic composite conductors will be used as connecting cables between antennas of base stations, transmitters, and receivers). We believe that this change in radius between base stations will change the demand for CCA composite conductors from the original annual demand of 4,000 tons to 14,000 tons per year.

         4. Comprehensive Wiring. The use of CCA wires in comprehensive wiring (including connecting wires for automobiles, indoor wideband connecting wires, indoor electrical wires, and connecting wires for instruments, apparatus, electronic devices and high-frequency connecting wire) saves copper in addition to solving the problems of greater contact resistance. More wiring companies in PRC now replace pure copper conductors with CCA conductors in their wiring projects, which we believe has created a large potential market for our products. According to the China Electronic Components Association, each year the wiring companies consume over 3,000 tons of CCA conductor wire.

Market Components for CCS Wires.

      CCS conductor wire is used mainly as an inner conductor for radio frequency cable in the electronics industry, in the electric light source industry, television cables, overhead communications, power transmission, electrified railroads, and patch cords in electronic components.

      The market components for CCS conductors in the PRC can be further described as follows:

      1. Electrified Railroads. The Ministry of Railroads of PRC recently announced that the Sixth General Speed-up Project is about to be launched, in which some of the legacy railroads will be renovated and expanded, new roads will be built, and a large number of special passenger railroads, intercity railroads and advanced railroad networks will be constructed. According to statistics released by relevant departments, the total mileage of electrified railroads in the PRC will be 26,000 kilometers by 2010. By that time, the four artery railroads Beijing-Shanghai, Beijing-Harbin, Beijing-Guangzhou and Longhai will be completely electrified and interconnected, and the first high-speed rail--the Beijing-Shanghai line--will be fully launched into construction. During the Tenth Five-Year Plan period, it is estimated that more than 5,000 kilometers of electric railroad track are planned to be laid. The new edition of the `Technological Policies for Railroads' requires the maximum speed per hour of passenger trains to be 350 kilometers. According to the technical requirements, when the speed per hour of a passenger train reaches 300 kilometers, the contact conductor must be CCS conductor, which translates into an additional large potential market for our products. Assuming a conservative estimate of the annual construction of electrified railroad mileage of 10,000 kilometers/year, the amount of contact conductor wire required will be approximately 26,000 tons; therefore, the estimate of the total annual demand for CCS bimetallic composite conductor wire is above 32,000 tons/year.

      2. Power Cables. Presently, CCS conductor has replaced pure copper or pure aluminum conductors as the inner conductor in the field of power cables in most developed countries. This is not yet the case in PRC, and therefore, we believe this can be a large potential future market.

      3. Radio Frequency Cables. According to market surveys for the domestic wire and cable industry conducted by our marketing and sales department, the total demand for CCS conductor in radio frequency cable of the electronic industry and the electric light source industry in the next five years will be over 6,000 tons per year.

Manufacturing Process

      Overview of Manufacturing Method.

      While the manufacture of bimetallic wire is a well established process, new techniques are developed continuously. Plating, cladding, drawing, rolling and press-fitting are all methods for producing bimetallic cable. The first generation production process for bimetallic wire generally involved plating, which was the principal method used in the 1960's and 1970's. Today, plating is being replaced by second generation cladding and drawing processes, as well as rolling and press-fitting processes.

      Cladding and drawing techniques are broadly used in Europe, as well as in Asia, such as Japan. With cladding and drawing methods, the mechanical assembly of the product is more difficult while the yield on finished products measured by produced length is higher. Rolling and press-fitting are more common in the United States. In rolling and press-fitting, special equipment is utilized as the copper needs to be heated and the conditions for metallurgy are very strict.

      Manufacturing and utilization of bimetallic wire in the PRC began to take place in the 1990s. Bimetallic products, especially those utilizing the "cladding" and "drawing" processes, began replacing solid copper wire in many applications during this period, and have resulted in widespread use in the PRC of bimetallic composite products.

      Our Technologies.

      CCA and CCS are produced by cladding rod of aluminum or steel core material with copper strip, and then drawing the clad rod to the desired wire diameter. The core technology we currently use in our production is the "Rolling Bond Welding Method." In this particular method, we insert copper strip and aluminum or steel bar in a rolling tube, the size of which depends on the specification of the end product required by the customer. Then we use a special roller machine to weld and bond the copper strip around the aluminum or steel rod. Finally, we use an argon arc welding machine to seal the small gap between the two materials. According to our customers' feedback, our technique yields an end product with more even copper cladding and better conductivity than other techniques commonly used in the industry.

      We also hold a patent on the press-cladding method, which is our other proprietary technology that is designed for production of large size CCA and CCS. The manufacturing equipment for large scale production using this patent is still on the development process.

      We have submitted an international patent application for our cuponal busbar, a special CCA. The manufacturing technology for our cuponal busbar is a new and special method that is different from our Rolling Bond Welding Method. Under this method, we put aluminum bar into a copper pipe, then we apply heat and pressure to clad the two metals together.

      Our Manufacturing Process.

      The manufacturing process of our CCA and CCS wires can be described as follows:

            o Cleaning: Before cladding or bonding, both the copper and core material receive special cleaning to help create a complete metallurgical bond.

            o Proprietary Cladding or Bonding: After cleaning, a proprietary cladding or bonding process is applied to wrap the copper strip around the central core. We use our patented "Rolling Bond Welding" process to metallurgically bond copper with aluminum or steel.

            o Breakdown: The bimetallic wire after cladding or bonding is drawn to an intermediate diameter, the size of which depends on the physical and mechanical properties required to support the customer's application. The ratio of copper thickness to core diameter remains constant throughout the drawing process so that the conductivities of the end products remain constant.

            o Intermediate Annealing. Annealing is the process to release mechanical stress through heat and gradual cooling to render copper less brittle. This intermediate annealing process is normally applied to CCS to give the conductors the pliability and malleability required in certain applications, especially electrical grounding. Some CCS is sold at this stage, but the majority goes on to the finish drawing process.

            o Finish Drawing. The CCA after initial breakdown, or the CCS after intermediate annealing, go through a series of draws to its final size. Our drawing equipment can take the wire down to sizes as small as 0.09 mm. After finish drawing, hard drawn CCA and CCS wires are taken up on reels and ready for shipping, while wires to be annealed moves on to the final anneal process. CCA and CCS finished at this point are call hard-drawn wires.

            o Final Anneal. CCS or CCA that requires stress relief or full annealing will go through the furnaces of the final anneal process. The resulted CCA and CCS are generally referred to annealed wires.

      Manufacturing Equipment

      We currently have a total of 20 manufacturing lines for our production, of which 18 were brought during 2004 and 2005, and 3 were acquired from Dongyi in 2002. Each manufacturing line cost approximately $660,000 and consists of a main rolling, welding and cladding machine and more than 50 different pieces of accessory machines and equipment, such as a connecting machine, furnace, vacuum annealing oven, special container, boiler, copper strip slitter, aluminum stake drawer, and finished goods drawer.

      We purchased our new manufacturing lines from a domestic manufacturer, which imports the main machines from Japan, and manufactures and assembles the remaining accessory components for us. We are provided a one-year warranty on the manufacturing lines. After the warranty period, our Maintenance Department is responsible for the routine maintenance and minor repair of the machinery.

      The three original manufacturing lines, plus two new manufacturing lines, are encumbered by a security interest we granted to the PRC Industrial and Commercial Bank and the Bank of China to secure the payment of our borrowings. With respect to the 15 new manufacturing lines, we have made full payment and they are not subject to any security interest or lien.

Quality Control

      Our production process follows strict quality control standards. Before our raw materials are to be used for production, our Quality Control Department first examines the raw materials to ensure quality. The manufacturing process is closely supervised by manufacturing managers and is frequently examined by our Quality Control Department. Before our product is shipped, our quality control inspectors use various testing devices to perform a thorough inspection of all finished products, including full physical and electrical properties, such as conductivity, tensile strength, and elongation of the products. We enclose a testing certificate in all shipments of our products. As a result of our strict quality control standards, our production facility has been certified under ISO 9001 quality standards, which certification was renewed on November 17, 2005.

      Every two years we submit our products to third party governmental testing centers, such as the Quality Test Center of Information Transmittal Wire of the Ministry of Information Industry of PRC and Dalian Institute of Product Quality Supervision and Inspection, for full physical and electrical properties tests. We have passed these tests in the past and the test reports showed that our products meet and exceed American Society for Testing and Materials ("ASTM")'s B566-93 standards for copper and bimetallic copper wire. ASTM is a non-profit industry-wide organization which publishes standards, methods of testing, recommended practices, definitions and other related materials.

      We allow our largest customers to inspect our production process and test our end products prior to shipment to ensure our customers' satisfaction on the product quality and specifications. In some instances, we also submit our sample products to our customers for testing. In the event that our products fail the customers' tests, we would allow our customers to cancel the order. Historically, we have not experienced any cancellation of orders due to product test failures. We believe our customers' involvement in our quality control process not only ensures the high quality of our products, but also fosters a long term and trusting relationship.

Warranties

      We offer warranty coverage for most of our products, although we do not have a standard warranty program. The terms and conditions of our warranty coverage depend on our purchase orders with customers. Generally, we guarantee our customers' satisfaction of our product. If a customer has a complaint about our products, we will go to the site to examine the product and provide a remedy that is satisfactory to the customer. Additionally, we agree to compensate our customers for losses caused by our products' failure under our purchase orders with customers. In some cases we agree to assume all such losses, while in some other cases we agree to pay liquidated damages equal to certain percent of our sales price.

      We have not established any reserve funds for potential customer claims, because, historically we have not experienced significant customer complaints about our products and none of our customers has requested damages for any loss incurred due to product quality problems. However, we intend to establish a reserve fund as we seek to expand our business internationally. If we were to experience a significant increase in warranty claims, our gross profits could be adversely affected. See "Risk Factors - Risks Related to Our Business - We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims."

Raw Materials and Suppliers

      Raw materials used in Dalian Fushi's production include copper strip, aluminum bar, steel wire, plastic bags, corrugated paper, wire rotating machine, steel ramming stretch oil, petroleum, cleansing agents, engine oil, gear oil, caustic soda, aluminum drawing oil, copper wiredrawing fluid, various lubricants, and other industrial materials. The principal raw materials are aluminum bar and copper strip, each of which historically accounts for more than 40% of our total annual raw materials purchases. No other raw material exceeds 2% of our total annual raw materials purchases. Measured by tonnage, aluminum bar is our largest raw material purchase, with an annual purchase of approximately 5,000 tons, as compared to approximately 1,800 tons of copper strip.

      Our principal raw materials are generally available in the market and we have not experienced any raw material shortages in the past. Because of the general availability of these raw materials, we do not believe that we will experience any raw material shortages in the future. We have in the past relied on Shanghai Jutai Copper Co. and Harbin Electric Wire Co. for our copper strip and aluminum bars supplies, respectively. Purchases from these companies represented approximately 96% of our total raw material purchases in 2004 and approximately 41% in 2005.

      We have purchased most of our copper from Shanghai Jutai Copper Co. ("Jintai") because it has large production capacity and generally can meet our purchase needs. We believe we have established good relationship with Jutai. The remaining copper is purchased from Beijing Copper Co., Luoyang Copper Co., and Shengyang Copper Co.

      We purchase a majority of our aluminum bars from Harbin Electric Wire Co. We also purchase aluminum bars from Wuxi Hua Neng Electric Co.

      We do not have formal long-term purchase contracts with our suppliers and, thus, we are exposed to the risk of fluctuating raw material prices. In the purchase contracts with our primary suppliers, we typically specify the quantity of our copper and aluminum purchases for the following 6 to 12 months, based on our projected manufacturing output determined by the purchase orders we receive. The raw materials are delivered in installments based on our order flow throughout the period. We pay for each delivery based on the prevailing market price at the time of delivery. See "Risk Factors - Risks Related to Our Business
- We do not have any long-term supply contracts with our raw materials suppliers. Any significant fluctuation in price of our raw materials may have a material adverse effect on the manufacturing cost of our products."

      In addition to these short-term purchase contracts, we also purchase from our primary suppliers or other suppliers to satisfy additional raw materials needs from additional orders we did not previously project. Due to our dependence on a concentrated number of suppliers for our principal raw materials, we cannot guarantee that necessary materials will continue to be procured at the prices currently available or acceptable to us. To the extent that these suppliers are not able to provide these materials in sufficient quantity and quality on a timely and cost-efficient basis, our results of operations could be adversely impacted until we find another qualified supplier. In the past, we had experienced price increases on our principal raw materials and we were able to transfer the additional cost to our customers. However, there can be no assurance that we can transfer all of the additional costs resulting from the increase in purchase price of raw materials in the future.

      Our suppliers typically make delivery upon receipt of our full or partial upfront payment for the purchase, except for 30-day trade credits extended to approximately 10% of our total purchase contracts. We normally require our suppliers to purchase freight insurance to ensure against any risk of loss during the shipping period and any such loss will be the supplier's responsibility. After we receive the delivered raw materials, we have three days to raise any dispute regarding the quality and quantity of the goods.

Customers

      Our products' target markets are manufacturers of finished wire and cable products. In most cases, our customers incorporate our products in end-products that they subsequently supply to their customers. The products manufactured by us are used by these end-product makers as standard components, materials or parts that are built to their specifications.

      We have more than 50 regular customers, both in and outside of the PRC. Among the 48 PRC domestic customers, 7 are in the southern part of the PRC, 11 are in the southwestern part of the PRC, 18 are in the central part of the PRC, and 12 are in the eastern part of the PRC. Our customer base includes some of the global leading brands in the coaxial cable industry, such as Andrew Corporation, one of the largest communication cable manufacturers in the world. Because of these customers' large purchase orders, we have derived a significant portion of our sales from a smaller number of customers since we commenced production in 2002. Sales to our 5 largest customers accounted for 75.37% and 41% of our net sales during the years ended December 31, 2004 and 2005, respectively. We anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business and shift our product portfolio to high-margin products; however, we can not assure you that this will be the case.

      Our five largest customers in the year ended December 31, 2003, 2004 or 2005 were as follows:

Five Largest customers                                     % of Sales '03       % of Sales '04      % of Sales '05
---------------                                          ----------------     ----------------    ----------------
Andrew Corporation                                                   14%               21.15%               8.22%
Zhuhai Hansheng Industrial Co., Ltd.                                 14%               19.21%              11.59%
Jiangxi Lianchuang Photoelectricity Science Co.                      18%               16.19%               9.95%
Shantou Jinqiao Cable Co., Ltd.                                      17%                8.74%               7.10%
ACOME Xintai Cable Co., Ltd.                                         N/A               10.08%               3.91%
Datang Telecom                                                       10%                N/A                 N/A

        Five largest as % of total sales:                            73%               75.37%              40.77%
------- ------------------------------------------------ ---------------- --- ---------------- -- ---------------- ---

Sales Contracts and Customers' Orders

      Our largest customers normally have signed purchase orders with us providing for the specifications of the products they will purchase and up to one year's projected purchase for each specified product. Our manufacturing activities are determined and scheduled based upon this sales information. Under the purchase orders, customers will place individual orders seven to fifteen days prior to the delivery date. Sometimes the lead time can be as short as three days. The sales price is determined at the time of delivery. Some purchase orders contain a formula to calculate the actual purchase price; some contain a unit price for each product, to be adjusted according to the market price of copper and aluminum at the time of delivery.

      Recently, the actual purchases by most of our largest regular customers has exceeded their annual projections. To meet customers' purchase requirements beyond projections, we normally maintain an inventory of regular sized CCA to meet at least 15-day demand of our products. The regular sized CCA inventory can be easily drawn to the customers' specified size and can be available for delivery on short notice.

      Sales are usually made on a cash basis. In some instances, such as for new customers, we require up to 80% down payment of the purchase order. Nevertheless, we extend trade credit to our major customers with established creditworthiness. These customers are primarily communications equipment providers that place large orders with us on a regular basis. The credit normally ranges from 30 to 90 days. As a matter of pricing policy, selling prices are adjusted upward correspond to the length of credit.

Marketing, Sales and Distribution

      We market and sell all of our products in the PRC through our direct sales force and internationally through sales agents and distributors.

      PRC Sales. Currently, a vast majority of our sales are made to PRC customers and we sell our products to customers directly through our Sales and Marketing Department. The Dalian Fushi Sales and Marketing Department, which consists of 15 people, each of whom is to be transferred to Dalian DPI pursuant to the Restructuring Agreements, is responsible for maintaining existing customer relationships and developing new customers.

      International Sales. Sales to customers located outside of the PRC consist of only a small percentage of our total annual sales. To expand our international markets, we have signed letters of intent with foreign independent agents to market our products overseas.

Product Delivery and Risk of Loss

      For customers in the PRC, we usually deliver the goods to the customers' place of business, while in some cases customers make their own delivery arrangements. The Dalian Fushi Transportation Department, the employees of which are to be transferred to Dalian DPI pursuant to the Restructuring Agreements, delivers our products to customers. The Transportation Department has four heavy trucks and eight contracted drivers. We can ship up to 30 tons per day.

      We normally include shipping expenses in the purchase price of our products and, thus, delivery costs are ultimately borne by our customers. In addition, some orders require us to purchase freight insurance on behalf of its customer in which case the cost of such freight insurance is included in the purchase price of the products.

      For export sales to international customers our typical delivery terms are free-on-board, or FOB, so that customers are responsible for the cost of transportation and bear the risk of loss during transportation.

Insurance

      Product Liability Insurance. We currently do not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are rare and we have never experienced significant failures of our products, we cannot make any assurance that we will not have exposure for liability in the event of the failure of any of our products in the future. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

      Property Insurance and Other Insurance. We purchased automobile insurance with third party liability coverage for our vehicles. In addition, it has purchased property insurance from China United Property Insurance Company to cover real property and plant of up to RMB 43,350,000 (approximately US$5,344,652), and manufacturing machine and equipment of up to RMB 36,750,000 (approximately US$4,541,410). The total coverage of our property and equipment is approximately US$9,886,062. However, our property and equipment net of depreciation as of December 31, 2004 and 2005 was US$33,467,298 and $38,641,783, respectively, and our property insurance therefore covers only less than a third of the value of our property and equipment. See "Risk Factors - Risks Related to Our Business - We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us."

      Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC. Further, we do not have key man insurance for our officers and executive managers. Therefore, the loss of one or more of our officers and executive managers will adversely affect our business and operations. See "Risk Factors - Risks Related to Our Business - We do not have key man insurance on our chairman and president, Mr. Fu, on whom we rely for the management of our business."

Competition

      Competition in the bimetallic industry can be characterized by rapid growth and a concentration of manufacturers, primarily due to rising copper prices and accelerated replacement of copper by bimetallic products applications. The most significant factors that affect our competitive position are:

      - the performance and cost effectiveness of our products relative to those of our competitors;

      - our ability to manufacture and deliver products in required volumes, on a timely basis and at competitive prices;

      -     the quality and reliability of our products; and

      -     our customer support capabilities.

      Our largest competitor is Dofasco, Inc., which acquired the business of Copperweld. Our major PRC competitor is Dalian Tongfa New Materials Science and Technology Co., Ltd. ("Dalian Tongfa"). We believe that we can differentiate ourselves by offering superior product quality, timely delivery, at attractive pricing. See "Risk Factors - Risks Related to Our Business -- We encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue."

International Competition

      The PRC relies on imports for over 70% of its bimetallic composite conductors. The major supplier to the PRC bimetallic composite conductor markets is Dofasco, Inc., which acquired the business of Copperweld, the largest bimetallic composite conductor manufacturer in the world.

      All bimetallic composite products imported by the PRC must meet the US ASTMB566 standard. We currently produce products that meet or exceed the US ASTMB566 standard.

      Dofasco may have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do, but we believe we offer the following competitive advantages:

      1. Cost. Our costs are lower than those of Dofasco. Because our manufacturing facilities are located in the PRC, we are able to take advantage of lower labor costs.

      2. Patented and Proprietary Technology. We have developed our patented technology, Rolling Bond Welding Method, to produce CCA and CCS. Based on feedback we received from our customers, we believe this technology offers better evenness in finished products and better conductivity.

      3. Government Initiative. In 2003, the PRC government initiated a project to standardize the national specifications for production and quality of CCS and CCA composite cables for CATV and RF applications. This project was headed by our Chief Engineer, Mr. Yang Xishan. The project is listed as the "42nd Industrialized and Applied Project of Composite Metal Material Preparation Process and Equipment in Guidance of Key Field of High Tech Industrialization Development" and is governed by the State Development Planning Commission and the Ministry of Science and Technology of PRC. This project is also listed among the City of Dalian's High-Tech Industry Development Projects. The project was granted three years of funding from 2003-2005 totaling 2.5 million RMB (US $309,000) by the Dalian Municipal Government and the Dalian Technology Bureau. We received a total of 800,000 RMB for the past two years.

      4. Service. We are able to provide products and technical services with shorter delivery times to domestic customers.

PRC Competition

      Our primary competitor in the PRC is Dalian Tongfa. We believe Dalian Tongfa produced approximately 1,800 tons of products in 2004, compared to our 3,600 tons.

      We believe we have the following competitive advantages over our PRC competitors:

      1. Patented and Proprietary Technology. We believe our proprietary technology allows us to produce a higher percentage of qualified products than our competitors.

      2. Government Initiative. See description under the "International Competition" above.

      3. Production Capacity. We have increased our manufacturing lines from 5 to 20 in 2005. We believe our new facilities will allow us to continue the expansion of our manufacturing capacity and achieve economies of scale in production.

      4. Location in Dalian. The location of our operation in Dalian, the leading industrial and commercial center in Northern PRC, offers us the benefits of proximity to an extensive supply network, a strong research capability, and high quality human resources. In addition, the well-developed land and water transportation networks in Dalian provide us with easy access to domestic and international markets. Finally, the three provinces of North China (Liaoning, Jilin, and Heilongjiang) have historically been PRC's base for heavy industrial manufacturing, where power equipment and large electro-mechanical equipment are readily available.

      5. Experienced Technical Team. We believe our engineering and technical team is well rounded and experienced. The head of our R & D department, Chief Engineer Mr. Xishan Yang, has over 40 years of experience in the electronic communication industry and is the inventor of the CCA and CCS production methodologies using cladding techniques in the PRC. Our Vice General Manager, Qingshan Liu, is the inventor of several improvements for the production of CCS cable. Both Mr. Yang and Mr. Liu are widely published in their fields and have numerous technical developments to their credit.

Intellectual Property

      Our principal intellectual property rights are our patents, patent application and the trademark "FUSHI." We obtained the right to use the "FUSHI" trademark from Mr. Li Fu pursuant to the Trademark Authorization.

      PRC Patents and the PRC Patent Law Protections. Dalian Fushi is the registered owner of five patents issued by the Patent Office of the State Intellectual Property Office of the PRC which are in the process of being transferred to Dalian DPI pursuant to the patent transfer contracts. See "Acquisition of Business of Dalian Fushi-Restructuring Agreements."

-------------------------- ------------ -------------- ----------------- ---------------- --------------------------
Patent                     Type of      Patent No.     Inventor's Name   Date of          Date of Publication and
                           Patent                                        Application      Term
-------------------------- ------------ -------------- ----------------- ---------------- --------------------------
1.  Metallurgical          Utility      ZL 2004 2      Mr. Xishan Yang   April 9, 2004    March 30, 2005; term: 10
Rolling and Welding                     0031104.0                                         years from 4/9/2004 to
Device for CCA  and                                                                       4/8/2014
CCS
-------------------------- ------------ -------------- ----------------- ---------------- --------------------------
2. Polyurethane            Utility      ZL 2003 2      Mr. Xishan Yang   November 11,     December 8, 2004;
(PU) Roller                             0105378.5                        2003             term:10 years from 11/11/2003
                                                                                          to 11/10/2013
-------------------------- ------------ -------------- ----------------- ---------------- --------------------------
3.  Aluminum Bar           Utility      200320105379.X Mr. Xishan Yang   November 11,     April 20, 2005; term: 10
Brushing Machine                                                         2003             years from 11/11/2003 to
                                                                                          11/10/2013
-------------------------- ------------ -------------- ----------------- ---------------- --------------------------
4. Press Cladding          Utility      ZL 2003 2      Mr. XiShan Yang   November 11,     February 2, 2005; term:
Device for CCA                          0105377.0                        2003             10 years from 11/11/2003
                                                                                          to 11/10/2013
-------------------------- ------------ -------------- ----------------- ---------------- --------------------------

-------------------------- ------------ -------------- ----------------- ---------------- --------------------------
5. Vertical Integrated     Utility      2003 2         Mr. Xishan        November         November 25, 2005
Drawing Machine for                     0105380.2      Yang              11, 2003
CCA
-------------------------- ------------ -------------- ----------------- ---------------- --------------------------

      The issued patents nos. 1 through 3 and the pending patent application listed above relate to our "Rolling Bond Welding" method for the production of round-sized CCA and CCS wires, our current products. The patented "Press Cladding Device for CCA" is to be used for large sized CCA and CCS and required manufacturing equipment is still under development.

      The PRC Patent Law was adopted by the National People's Congress, the parliament in PRC, in 1984 and was subsequently amended in 1992 and 2000. The Patent Law aims to protect and encourage invention, foster applications of invention and promote the development of science and technology. To be patentable, invention or unity models must meet three conditions: novelty, inventiveness and practical applicability. Certain items are not patentable under the Patent Law, which include scientific discoveries, rules and methods for intellectual activities, methods used to diagnose or treat diseases, animal and plant breeds or substances obtained by means of nuclear transformation. The Patent Office under the State Council is responsible for receiving, examining and approving patent applications. A patent is valid for a term of twenty years in the case of an invention and a term of ten years in the case of utility models and designs. Our patents are all utility models and subject to the ten years' protection. Any use of patent without consent or a proper license from the patent owner constitutes an infringement of patent rights.

      We believe a few manufacturers in the PRC have infringed our patents by using our patented technologies without our prior authorization or paying license fees. We have not taken any legal action to seek damages or injunction against these manufacturers because we have always dedicated all of our available capital to production and expansion. We plan to take appropriate legal action in due course; however, we can give no assurance that we will be successful. In addition, litigation is costly and will divert our management's efforts and resources.

      International Patent Application and the PCT. Dalian Fushi has submitted an international patent application under the International Patent Cooperation Treaty ("PCT") on April 28, 2005. This patent application (PCT/CN2005/00585) is for Bond-Welding Manufacturing Method for Cuponal Busbar and relates to the production of cuponal busbar. Dalian Fushi has agreed to change the applicant under this application to Dalian DPI to the extent feasible or otherwise to transfer the patent issued under this application to Dalian DPI under the second patent transfer contract. See "Acquisition of Business of Dalian Fushi-Restructuring Agreements".

      This patent application was invented by Mr. Xishan Yang, our senior engineer and Vice President of R&D. A PCT application covers all of the PCT member countries, which include most major industrialized countries. As of September 15, 2005, there were 127 member countries. The PRC became a member of the PCT in 1994.

      There are two phases in a PCT application. The first phase is the International Phase. Under this Phase, an applicant like Dalian Fushi can file an application using Chinese language in the PRC. Then it will have one year to claim the priority of its PRC filing date in other member countries. The main benefit of filing through PCT instead of directly in the member countries is to allow an applicant to delay "National Phase" filing in the member countries up to 30 months from the initial filing, which is 18 months more than it would normally have when filing directly in foreign countries. During this International Phase period, an applicant can gather more market information and have more time to make decisions about where to file patent applications. At the end of the International Phase period, it will enter the National Phase by filing national applications in each country in which the applicant will want a patent. The Trade-Related Aspects of Intellectual Property Rights (the "TRIPS") determine the term of a patent applied under the PCT in the member countries.

      Trademarks and the PRC Trademark Law Protections. The trademark "FUSHI" is registered with the Trademark Office of the State Administration for Industry and Commerce in PRC ("SAIC"). The registered scope of use includes wire products such as wire cable, electric wire, electric resister, telephone line, and cable line. The registered owner is Mr. Li Fu, our founder, chairman and chief executive officer. Mr. Fu has authorized us to use the trademark without any fee or charge in perpetuity. The registered term is valid from April 28, 2003 to April 27, 2013. The trademark was recognized as a "Well Known Trademark" in Dalian city by Dalian Administration of Industry and Commerce for a period commencing from October 2004 to October 2007.

      Under the PRC Trademark Law, which was adopted in 1982 and revised in 2001, registered trademarks are granted a term of ten years protection, renewable for further terms. Each renewal is limited to ten years term and the registrant must continue to use the trademark and apply for a renewal within six months prior to the expiration of the current term.

      Domain Names: Dalian Fushi owns and operates a website under the internet domain name fushibmc.com. We pay an annual fee to maintain its registration. The information contained on our website does not form part of this report. We do not yet make available, on or through our website, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports after they are electronically filed or furnished to the SEC. To obtain a copy of these filings, please see "Where You Can Find More Information."

      Other Intellectual Property Rights Protections in the PRC. In addition to patent, trademark and trade secret protection law in the PRC, we also rely on contractual confidentiality provisions to protect our intellectual property rights and our brand. Our research and development personnel and executive officers are subject to confidentiality agreements to keep our proprietary information confidential. In addition, they are subject to a one-year covenant not to compete following the termination of employment with our company. Further, they agree that any work product belongs to our company.

Research and Development Activities

      In 2002, we set up a research center headed by Mr. Xishan Yang, who is our Chief Executive Vice President of Research and Development and Chief Engineer. The research center consists of 27 full time engineers and research and development personnel that possess expertise in the areas of metal processing, machinery design, material science, process control automation and cable manufacturing. In each of the past three fiscal years, we spent approximately RMB 500,000 in research and development activities. Most of these expenses were used to improve product quality, develop more rigorous specifications, and develop new metal composite including rare non-ferrous metals, precision alloys, precious metals and aluminum alloys.

      In addition to our own internal initiatives on R&D activities to develop new products, some of our R&D activities are initiated by our customers, who convey their needs to us, and we conduct research activities to improve or enhance our existing products to meet their needs.

      We have also participated in cooperative research and development programs with local university and research institute. In May 2005, we have entered into a Technology Development Contract with Northeast China University for the research and development of manufacturing equipment for our patented press cladding device for a fee. These programs have supplemented our internal R&D department and allow us to utilize the resources and talent pool in these universities.

      We intend to enhance our Research and Development efforts by expanding our engineering team.

Government Regulation

      SAFE Regulations

      We are subject to the recent PRC State Administration of Foreign Exchange regulations regarding offshore financing activities by PRC residents.

      The PRC State Administration of Foreign Exchange, or SAFE, issued a public notice in January 2005 ("January Notice") requiring registration with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The January Notice states that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals (a special purpose company, or SPC, as further defined in the October Notice described below) intends to acquire a PRC company, such acquisition will be subject to strict examination by the central SAFE, the SAFE bureau at the highest level, which requires disclosure by PRC resident individuals regarding their ownership status with an SPC or any other assets used in connection with the acquisition transaction.

      In April 2005, SAFE issued another public notice ("April Notice") clarifying the January Notice. Under the April Notice, if a PRC company is acquired by an SPC, each of the PRC resident shareholders is required to submit a registration form to the local SAFE branch to register his or her respective ownership interests in the SPC, even if the transaction occurred prior to the January Notice. The PRC resident also must file amendments if there is a material event affecting the SPC, including a change to share capital, a transfer of shares, or if the SPC is involved in a merger and an acquisition or a spin-off transaction or uses its assets in the PRC to guarantee offshore obligations. A SAFE certificate will not be issued if the PRC residents fail to comply with the foregoing registration requirements. However, the April Notice does not specify the documentation required to complete the registration, nor does it specify the period during which the retroactive registration must be completed.

      On October 21, 2005, SAFE issued the third public notice ("October Notice") effective from November 1, 2005, which superseded the January Notice and April Notice. It defines an "SPC" as an offshore company directly or indirectly formed by or controlled by PRC resident entities or PRC resident individuals for the purpose of equity financing (including financing by convertible bonds) using the assets or interests in a PRC entity. It narrows the scope of the registration requirements to circumstances where PRC residents form or control an SPC, and clarifies the documentation requirements and the time to complete the registration procedures. The October Notice also states that the registration approval authority is the local SAFE, and not the central SAFE, as contemplated by the January Notice. See "Risk Factors-Risks Related to Doing Business in the PRC" for a discussion of the risks relating to the failure to comply with the SAFE regulations.

      Other Governmental Regulations Applicable to Our Business

      Our patents and trademark are subject to the regulations on intellectual property rights in the PRC. See "Business-Intellectual Property" for more information regarding the PRC patent and trademark laws.

      We also are subject to business license and approval regulations that are required for all corporations in the PRC.

      Current PRC law does not allow a share exchange between a PRC entity and a non-PRC entity, or a non-PRC entity's equity to be used as consideration for the purchase of a PRC entity's assets. Consequently, we utilized the Restructuring Agreements, although the Exclusive Option Agreement provides Dalian DPI the option to purchase Dalian Fushi's equity and/or remaining assets to the extent such purchase does not violate limitations imposed under PRC law. See "Acquisition of Business of Dalian Fushi."

Environmental Compliance

      We are subject to environmental regulations that are generally applicable to manufacturing companies in the PRC, for example, to complete an environmental inspection on our new manufacturing facilities. Other than that, to the knowledge of our management team, neither the production nor the sale of our products constitute activities, or generate materials in a material manner, that requires our operation to comply with the PRC environmental laws. See "Risk Factors - Risks Related to Our Business - Potential environmental liability could have a material adverse effect on our operations and financial condition."

Employees

      Dalian Fushi currently has 186 full time employees, of whom 24 are managerial, administrative, finance and accounting staff, 27 are engineers and research and development personnel, 15 are engaged in sales and marketing, and 120 are in manufacturing. Pursuant to the Restructuring Agreements and the series B convertible preferred stock purchase agreement, each of the employees is to be transferred to Dalian DPI. Additionally, Dalian Fushi has approximately 60 interns and interim staff, from whom we plan to select the qualified people to extend a full time employment offer upon satisfactory performance during their interim period. Most of these interns and interim staff will be hired to perform the manufacturing functions. From time to time, we also hire temporary workers and contractors as necessary. Currently, Dalian Fushi has 52 temporary staff for product delivery, cafeteria workers and security guards.

ITEM 2. DESCRIPTION OF PROPERTY

      Under PRC law, all land in the PRC is owned by the government, which grants a "land use right" to an individual or entity after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership incidents to the land. Dalian Fushi holds land use rights for one piece of land that was used in its business and which will be used in Dalian DPI's business pursuant to the leases entered into in connection with the Restructuring Agreements. In addition, Dalian Fushi has the right to use another smaller piece of land that is registered under Dongyi's name. Set forth below is the detailed information regarding these two pieces of land:

----------------- ------------------- -------------- ------------------- ------------------ -------------------
   Registered         Location &          Usage        Square Meters      Construction on   Term of Use Right
 Owner of land      Certificate of                                           the Land
   use right        Land Use Right
                        Number
----------------- ------------------- -------------- ------------------- ------------------ -------------------
Dalian Fushi      1 Shuang Qiang      Industrial     103,605 Sq. M;      Dalian Fushi's     50 years from
                  Road, Yang Jia      Use                                new facilities     July, 2003
                  Village, Jinzhou
                  District, Dalian,
                  PRC; #0625014
----------------- ------------------- -------------- ------------------- ------------------ -------------------
Dongyi            8 Hai La'er Road,   Industrial     3,569 Sq. M;        Dalian Fushi's     40 years from
                  Dalian              Use                                old facilities     March 4, 1989
                  Development Zone;
                  PRC;
                  #0626006
----------------- ------------------- -------------- ------------------- ------------------ -------------------

      Dalian Fushi's new facilities, which, pursuant to the Restructuring Agreements, are now leased to Dalian DPI, primarily consist of manufacturing plants, multi-purpose office buildings, dormitories, raw materials storage, and boiler rooms. Dalian Fushi acquired the piece of land ("Dongyi Property") registered under Dongyi's name in connection with its acquisition of Dongyi in 2001. Dongyi was dissolved after the acquisition. Because of the transfer fees that would be incurred as a result of change of registered owner, and because this land is no longer being used in the business, Dalian Fushi has not, and we do not intend to change the registered owner of this land. Currently, Dalian Fushi leases the facilities located on the Dongyi Property to a third party. Dalian Fushi will remain as the landlord after the completion of the transactions contemplated by the Restructuring Agreements.

      The land registered under Dalian Fushi's name, as well as the buildings and improvements on the land, secure Dalian Fushi's bank loans from Bank of China and Industrial and Commercial Bank.

      We believe these facilities are in good condition.

      For information concerning the costs associated with land use rights, see note 7 to Dalian Fushi's audited financial statements for the year ended December 31, 2004 and 2005.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. However, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no stockholders meetings in the fourth quarter of this fiscal year but there are actions through unanimous written consents by the stockholders of the Company.

      Mr. Glenn A. Little, acted as the sole director and the majority shareholder of the Company through written consent to approve the name change of the Company from Parallel Technologies, Inc. to Fushi International, Inc. and the 245.27-for-1 reverse stock split on December 5, 2005, and approve the issuance of round lot shares on December 7, 2005, respectively. The Company disseminated an Information Statement on January 5, 2005 to shareholders of records regarding the Name Change and the Reverse Split. For further information, please see the Information Statement on Form 14C filed on January 5, 2005 with the SEC.

      On December 13, 2005, Messrs. Fu, Yang and Kuhns, acted as all of the directors and the majority shareholders of the Company through unanimous written consent to approve the acquisition of DPI and the business of Dalian Fushi.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters.

      The Company's common stock is currently quoted on the Over-the-Counter
(OTC) Bulletin Board under the trading symbol "FSIN.OB" following the reverse stock split. Prior to the reverse stock split, the Company's trading symbol was "PLLK.OB."

      On April 12, 2006, the last reported close price of our common stock was $4.00 per share, the bid price was $3.3 per share and the last reported ask price was $5.00 per share. However, there has been no regular, established trading market for the Company's common stock since the completion of the 1993 public offering via a Registration Statement on Form S-18. Further, to the knowledge of management, there has been no significant trading activity in the past three years.

      As of March 21, 2006, there were 19,916,331 shares of our common stock issued and outstanding on an as-converted basis, and there were approximately 628 holders of record of our outstanding shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities.

      In the preceding three years, we have issued the following securities that were not registered under the Securities Act:

Sale of common stock to Glenn A. Little

      On February 23, 2004, we sold 20,000,000 shares of our common stock at $0.006 per share for gross proceeds of $120,000 to Glenn A. Little. The issuance to Mr. Little was accomplished in reliance upon Section 4(2) of the Act. Mr. Little is a sophisticated investor with such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of an investment in our securities.

Issuance of series A convertible preferred stock in acquisition of Diversified Products Inspection, Inc.

      On December 13, 2005, we issued 784,575.16 shares of our series A convertible preferred stock in exchange for 15,560 shares of common stock of our now wholly-owned subsidiary, DPI, under a share exchange agreement. The series A convertible preferred stock is convertible automatically into approximately 15,475,595 shares of our common stock upon the occurrence of the reverse stock split. The issuance of shares of our series A convertible preferred stock in the share exchange was exempt from registration in reliance upon Regulation S and Rule 506 of Regulation D under Section 4(2) of the Securities Act. Each of the stockholders of DPI who is not a U.S. person, as defined in Rule 902(k) of Regulation S, is either an accredited investor or has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of an investment in our securities.

Issuance of series B convertible preferred stock and warrants in private placement

      On December 28, 2005, we completed a private placement offering of 215,424.84 shares of our series B convertible preferred stock, together with warrants, for $12,000,000 under certain stock purchase agreements. The series B convertible preferred stock is convertible automatically into approximately 4,250,000 shares of our common stock upon the occurrence of the reverse stock-split. In addition to the series B convertible preferred stock, each investor received one warrant for every two shares of our common stock that it will acquire upon the automatic conversion of the series B convertible preferred stock.

      We sold the series B convertible preferred stock, together with the warrants, in a private placement through Kuhns Brothers Securities Corporation (`Kuhns Brothers Securities"), an NASD and SEC registered broker-dealer. Kuhns Brothers Securities is a subsidiary of Kuhns Brothers, Inc. The sale of the shares of series B convertible preferred stock and the warrants was exempt from registration under Rule 506 of Regulation D under the Securities Act. All of the investors were "accredited investors" within the meaning of Rule 501(c) of Regulation D.

      Under the stock purchase agreements for the series B convertible preferred stock, we are required to register for resale each share of common stock into which the series B convertible preferred stock is convertible, as well as each share of common stock that may be acquired upon the exercise of each warrant.

      In connection with the placement of our series B convertible preferred stock and warrants, Kuhns Brothers Securities, as placement agent, received the following compensation: (i) $200,000 cash as signing fee, documentation fee and purchase fee, (ii) 10% of the total cash paid for the series B convertible preferred stock and warrants, (iii) 38,321.15 shares of series A convertible preferred stock, which will convert automatically into approximately 756,017 shares of our common stock, and (iv) a warrant to purchase 424,929 shares of common stock after the reverse stock-split at the exercise price of $3.1064 per share, exercisable within 5 years of the date of issue. In addition, Kuhns Brothers Securities is to receive 10% of the proceeds from the exercise of the warrants issued to the investors.

      The total value of the above described commission package is estimated to be $7.7 million, of which the aggregate amount of cash paid to Kuhns Brothers is $1,400,000 and the aggregate value of the shares received by Kuhns Brothers is estimated to be $4,384,899 (based on the quoted bid price of $5.80 per share on March 1, 2006). Assuming the warrants issued to investors on the private placement offering are all exercised by the investors to purchase 2,125,000 shares of common stock at $3.67 per share, Kuhns Brothers will be entitled to cash payment of $779,875. With respect to the warrants issued to Kuhns Brothers and its designated persons that entitle them to purchase 424,929 shares of common stock at $3.1064 per share, the gain from the exercise of the warrants is estimated to be $1,144,589 (based on the quoted bid price of $5.80 per share on March 1, 2006).

Issuance of Warrant to Glenn A. Little

      On December 13, 2005, we issued to Glenn A. Little, the former holder of a majority of our outstanding Common stock and former director and executive officer, a warrant for the purchase of 80,000 post-reverse stock split shares. The warrant has a term of five years. The exercise price of the warrant is $0.01 per share. We issued the warrant to Mr. Little in consideration for his agreement to provide us with consulting services under a consulting agreement. The issuance of the warrant was exempt from registration under Section 4(2) of the Securities Act. Mr. Little is a sophisticated investor who has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of an investment in our securities. We have granted piggy-back registration rights to Mr. Little for the public resale of the shares of common stock that he may acquire upon the exercise of the warrant.

Use of Proceeds

      Dalian Fushi used the net proceeds from the series B convertible preferred stock financing primarily for the following purposes: 1) purchase of our controlling interest from Mr. Glenn Little, 2) working capital for raw materials purchases and other production expansions, 3) capital expenditures on new machinery and equipment acquisitions, 4) marketing expenses to expand our market shares and obtain new customers, 5) investor relations and executive search expenses, and 6) other general corporate purposes.

Dividend Policy

      Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations. See "Risk Factors - Risks Related to an Investment in our common stock - We are unlikely to pay cash dividends in the foreseeable future." We rely entirely on dividends from Dalian DPI for our funds and PRC regulations may limit the amount of funds distributed to us from Dalian DPI, which will affect our ability to declare any dividends. See "Risk Factors - Risks Related to Doing Business in the PRC - Dalian DPI and Dalian Fushi are subject to restrictions on paying dividends and making other payments to us" and "- Governmental control of currency conversion may affect the value of your investment."

Equity Compensation Plan Information

The Company does not establish or maintain any equity compensation plan.

Transfer Agent

      The Company's stock transfer agent is Jersey Stock Transfer & Trust Co. The contact information is as follows:

      201 Bloomfield Avenue,
      Verona, NJ  07044
      Phone: 973-239-2712
      Fax:     973-215-2740

Penny Stock Regulations

      The Commission has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share. The Company's Common Stock, when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

      For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's Common Stock and may affect the ability of investors to sell their Common Stock in the secondary market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report.

Overview

      On December 13, 2005, we entered into a series of restructuring transactions in connection with the acquisition of substantially all of the assets and business of Dalian Fushi. As part of the transactions, Dalian Fushi acquired a majority of our outstanding shares of common stock from Glenn A. Little, our former chairman and president. On December 28, 2005, we completed the transactions contemplated by the Restructuring Agreements, and Dalian DPI commenced operating the business conducted previously by Dalian Fushi. The business consists of manufacturing and selling copper clad aluminum and steel wire, both of which are bimetallic composite wire products that are principally used for network signal transmission cable, cable television wire, signal transmission cable, cable television subscriber lines, distribution lines, local area networks, inner conductor for access networks, telephone subscriber communication lines, patch cords for electronic components, power system grounding lines, conductor lines for electric railways and other applications. See "Business" for more information on our acquired business.

      We accomplished the acquisition of substantially all of the assets and business of Dalian Fushi through the following steps.

      1. Dalian Fushi's shareholders and Dalian Fushi's U.S. financial adviser, Kuhns Brothers, Inc., formed a Delaware corporation called DPI and Dalian DPI, a PRC entity. Dalian DPI is 100% owned by DPI and is a "wholly foreign owned entity" under PRC law by virtue of its status as a wholly-owned subsidiary of DPI, as a non-PRC company.

      2. On November 8, 2005, Dalian Fushi entered into a stock purchase agreement with our former director, president and majority shareholder, Glenn A. Little, which closed on December 13, 2005. Under this agreement, as amended, Mr. Little sold his 20,000,000 pre-reverse stock-split shares of common stock to Dalian Fushi. As a result, Dalian Fushi became our majority shareholder. In connection with this agreement, and prior to its closing, Mr. Little resigned as a director and appointed Li Fu, Yue Mathus Yang and John D. Kuhns as directors of our company. Mr. Fu and Mr. Yang are also beneficial shareholders and officers of Dalian Fushi. The directors of DPI and Dalian DPI are identical to ours. Immediately after the closing of the Series B convertible preferred stock financing, Mr. Little also resigned from all his officer positions with us.

      Contemporaneous with Mr. Little's resignation from his officer positions, our new directors appointed our current officers

      3. On December 13, 2005, we consummated a share exchange agreement with DPI, under which it exchanged 784,575.16 shares of its newly designated series A convertible preferred stock for all of the issued and outstanding stock of DPI held by the stockholders of DPI. The shareholders of Dalian Fushi owned approximately 95.12% of the outstanding shares of DPI, and thus received 746,254.01 shares of series A convertible preferred stock. The series A convertible preferred stock is convertible into common stock following the reverse stock-split described below. As a result, DPI and Dalian DPI became our direct and indirect wholly-owned subsidiaries, respectively.

      4. Immediately following the above transactions, but on the same date, Dalian DPI entered into and consummated the Restructuring Agreements with Dalian Fushi to purchase substantially all of the assets of Dalian Fushi and lease the remaining assets. Although the acquisition of the assets and business of Dalian Fushi was effective on December 13, 2005, Dalian DPI did not commence operating the business until December 28, 2005, the date upon which all of the transactions contemplated by the Restructuring Agreements were completed. Under the Restructuring Agreements, Dalian Fushi's business is conducted now by Dalian DPI. To the extent that any aspect of Dalian Fushi's business needs to be conducted through Dalian Fushi in the future, the Restructuring Agreements provide Dalian DPI with the ability to control Dalian Fushi and any of its remaining assets and operations. The Restructuring Agreements were utilized, instead of a complete acquisition of Dalian Fushi's assets, because current PRC law does not specifically provide for the approval procedures and the detailed implementation regulations on non-PRC entity's equity to be used as consideration to acquire a PRC entity's equity or assets, which makes it impossible for a non-PRC entity to use its equity to acquire a PRC entity. If an acquisition of a PRC entity using foreign equity was possible, we could have acquired 100% of the stock of Dalian Fushi in exchange for our common stock. While PRC law does allow for the purchase of equity interests in (or assets of) a PRC entity by a non-PRC entity for cash, the purchase price must be based on the appraised value of such equity (or assets). Because we did not have sufficient cash to pay the estimated full value of all of the assets of Dalian Fushi, we, through Dalian DPI, purchased the maximum amount of assets possible with the net proceeds of the private placement offering described below, and leased the remainder of Dalian Fushi's assets used in Dalian Fushi's business for nominal consideration.

      On December 28, 2005, we completed the transactions contemplated by the Restructuring Agreements, and Dalian DPI commenced operating the business conducted previously by Dalian Fushi.

      5. The funds used for the consummation of the stock purchase agreement with Mr. Little and the Restructuring Agreements were provided from the proceeds of a $12,000,000 private placement offering of our series B convertible preferred stock. We received gross proceeds of $11,225,000 at an initial closing on December 13, 2005, and gross proceeds of $775,000 at a closing on December 28, 2005. The investors in this offering purchased 215,424.84 shares of our newly designated series B convertible preferred stock, warrants to purchase additional shares of our common stock and rights to additional issuances of common stock based on certain conditions. The series B convertible preferred stock is convertible into shares of our common stock following the reverse stock split described below. The net proceeds of the series B convertible preferred stock offering were used by Dalian DPI principally for the conduct of its business.

      6. On January 30, 2006, as a result of a 245.27-for-1 reverse stock-split of our common stock, the Series A convertible preferred stock and the series B convertible preferred stock converted into approximately 19.8 million shares of our common stock. The reverse stock-split was approved by the holder of a majority of our then outstanding shares of common stock on December 5, 2005, along with a change in our corporate name to "Fushi International, Inc." On January 5, 2006, we mailed an Information Statement to our shareholders notifying them of the reverse stock-split and the change in our corporate name.

      As a result of the acquisition of DPI, DPI is now our direct, wholly-owned subsidiary and Dalian DPI is a wholly-owned subsidiary of DPI. Dalian DPI has acquired substantially all of the assets and business of Dalian Fushi and has control over Dalian Fushi's remaining operations and financial affairs through the Restructuring Agreements. Consequently, we no longer are a shell company, as such term is defined under Rule 12b-2 of the Exchange Act.

Recent Trends and Developments

      As set forth in the following table, during the year ended December 31, 2005, we have had an increasing flow of orders for our products which generally has resulted in higher net sales and net income, as compared to prior years:

                               Increase/           31-Dec-05               31-Dec-04
                              (Decrease)
Net Sales                        115%             $33,709,428             $15,662,493
Gross Profit                      83%             $12,309,180             $6,715,128
Operating Income                 111%             $9,962,617              $4,717,682
Net Income                       105%             $7,798,981              $3,804,807
Gross Margins                   (6.36%)             36.52%                  42.87%
Net Margins                     (1.15%)             23.14%                  24.29%

      Our increasing orders continue to follow a trend which began in 2003. In fiscal 2003 and 2004, we had only five production lines and lacked the manufacturing capacity to fill all customer orders. During the fiscal year ended December 31, 2005, we added an additional 15 production lines, enabling it to fill more orders and generate additional revenues.

            As a result of the private placement described above, we received $9,930,412 in net proceeds after deducting placement agent commissions and payment of professional and other related expenses. We have used proceeds of the offering to pay down credit lines that had been used for working capital and to fund current working capital needs. We intend to allocate a substantial portion of the remaining net proceeds to purchase new machinery and equipment for further expand and meet existing customer. We have also allocated $600,000 for investor relations and executive search fees.

      Our operating results in any given time period are driven by several key factors, including: the volume of orders, product produced and shipped, the cost of copper, aluminum and other raw materials, the competitive pricing environment in the bimetallic wire industry and the resulting influence on gross margins and the efficiency with which our plant operates during the period.


FISCAL YEARS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004.

      Overview.

      The bimetallic market continued to be strong in 2005, experiencing accelerated growth primarily as a result of expanded applications and steadily increasing copper price throughout the fiscal year. We benefited greatly from this favorable market environment. Our revenues increased by 115% in 2005 as compared to 2004. Our operating income increased by 111%, our net income increased by 105%, and we ended the year with a strengthened cash position of $6.16million. By mid-year 2005, we had moved to our vastly expanded new facilities of 103,605 square meters, which is 25 times as large as our previous factory. The number of our production lines had increased from 5 to 20. In the second half of the year 2005, significant growth and higher margin opportunities appeared and we responded by introducing the "fine" wire and "CCA-M" wire to the market. In addition, we experienced continued stable expansion in our traditional CCA business, mainly to supply coaxial cable industry. Although we suffered from severe raw materials cost increase during the year which eroded into our gross margin, we managed to improve operational efficiency and achieve cost savings to maintain our profitability as measured by net margin at an above 23% level.

      With respect to overall business trends in 2006, we believe that the current trends have a strong likelihood of continuing and therefore, we anticipate that the bimetallic market can continue to experience significant growth during 2006. For the balance of 2006,

o We plan to implement pricing strategies to be able to respond to raw material price movements in a more timely manner, which we believe will translate into improved gross and operating margins;
o We intend to further diversify our customer base and further increase the share of higher margin products in our revenue makeup;

o We are reviewing strategic investments, acquisitions and/or forming strategic alliances. We are looking at growing and expanding our business by making investments, acquisitions or forming strategic relationships with companies that can substantially broaden our customer base and expand our distribution capability.

o We plan to continue to focus on PRC market while expanding and enhancing our sales, distribution and customer support capabilities for international sales;

o We are seeking to continue to improve the features and performance of our products and enhance our leading position among PRC manufacturers while making inroads to our principal competitor's market share, both in PRC and overseas.

Net Sales

      Net sales were $33.71 million for the year ended December 31, 2005 as compared to $ 15.66 million for the year ended December 31, 2004, representing an increase of $18.05 million or 115.22%. Our revenues increased during the period primarily as a result of substantial increase in sales volume, and to a lesser degree, increase in unit selling prices. We sold a total of 8,111 tons of bimetallic products in fiscal 2005 as compared to 4,468 tons in fiscal 2004, or an increase of 81.54%. Of the 8,111 tons sold in 2005, 7,949 tons were Copper Clad Aluminum ("CCA"), 146 tons were Copper Clad Aluminum-Magnesium alloy ("CCA-M"), and 16 tons were Copper Clad Steel ("CCS"). CCA-M is a new product that we introduced to the market in the second half of the year and is primarily used in electric shielding nets and transformer windings applications.

      The following table breaks down sales by revenue, volume, and unit selling price:

By Revenue                          2004                       2005                     YoY Change
----------                          ----                       ----                     ----------
CCA                             $ 15,613,605     99.69%    $ 32,973,493     97.82%        111.18%
CCA-M                           $          -     0.00%     $    697,455     2.07%
CCS                             $     48,888     0.31%     $     38,480     0.11%         -21.29%
Total                           $ 15,662,493    100.00%    $ 33,709,428    100.00%        115.22%

By Volume- Tons
CCA                                 4446         99.51%        7949         98.00%        78.79%
CCA-M                                 0          0.00%         146          1.80%
CCS                                  22          0.49%          16          0.20%        -27.27%
Total                               4468        100.00%        8111        100.00%        81.54%

Average Selling Price/ Ton
CCA                             $   3,511.83               $   4,148.13                   18.12%
CCA-M                           $          -               $   4,777.09
CCS                             $   2,222.18               $   2,405.02                    8.23%

The following table sets forth the revenue contribution by geography:
                                                     2004               2005
                                                 ------------       ------------

Finland                                                  --         $    310,869
The People Republic of China                     $ 15,662,493         33,274,995
Other foreign country                                    --              123,564
                                                 ------------       ------------
                                                 $ 15,662,493       $ 33,709,428
                                                 ============       ============


      The 115.22% increase in our net sales primarily resulted from increased sales of CCA, our principal product. CCA accounted for 97.82% of our net sales and approximately 98% of sales when measured by units sold. Compared to fiscal 2004, sales volume of CCA grew by 78.79% and our average selling price for CCA increased by 18.12%. We have experienced, and continue to experience, a trend of increasing demand for CCA which we believe resulted from a considerable rise in copper prices during fiscal 2005 and because our products offer a cost effective substitute for single copper wire in a wide variety of applications.

      During the quarter ended December 31, 2005, our quarterly sales exceeded 3,822 tons, compared to 1,739 tons during the quarter ended September 30, 2005 and 1,290 tons during the quarter ended December 31, 2004, representing sequential increase of 119.83% and year over year increase of 196.17%, respectively. We believe that this positive market trend will continue.

Customers

      We have historically relied on a few key customers for the purchase of our products and there was a substantial concentration of sales during the fiscal years ended December 31, 2004 and December 31, 2003. During fiscal 2005, we began to diversify our customer base. While approximately 75.37% of net sales were made to our five largest customers and in 2004, and approximately 73% of net sales were made to our five largest customers in fiscal 2003, our five largest customers collectively accounted for only 41% of net sales for the fiscal year ended December 31, 2005.

      We believe that our overall customer composition and the concentration of our top customers will change as we expand our business and seek to shift our product portfolio to higher margin products. However, the loss of, or significant reduction in orders from, any of our largest may still have a material adverse impact on our financial condition and operating results.

      As of December 31, 2005, we had 32 active customers for our products. Our sales are not subject to seasonal fluctuation.

      Although we generally do not have long-term contracts with customers, we typically enter into master orders, memoranda, or a letter of intent with some of our larger customers to document a long term buying relationship or pattern. Over the past three years, we have developed what we believe are good and long term relationships with key wire and cable customers such as Andrew Corporation, ACOME Xintai Co., Ltd., Zhuhai Hansheng Industrial Co., Ltd.

      Our manufacturing activities are determined and scheduled upon projected sales information. Customers typically submit purchase orders seven to fifteen days prior to the requested delivery date. However, the lead time can be as short as three days. The sales price is determined at the time of delivery based on a formula or a unit price for each product. In either case, the purchase price is a function of the market price of copper and/or aluminum at the time of delivery.

      In recent years, the actual purchases made by our largest customers tended to exceed their annual projections. To meet customer's purchase requirements beyond the projected range, we normally maintain a 15-day inventory of regular sized CCA. This regular sized CCA inventory can be easily drawn to the customers' specified size and available for delivery without much time.

      While we may require up to 80% down payment of the purchase order for new customers, we extend trade credits to our key customers with established creditworthiness. These customers are primarily communications equipment providers and wire and cable suppliers to end markets that place large orders with us on a regular basis. Although it is common industry practice for these wire and cable suppliers to extend 6 months to 12 months trade credit to their end-market customers, we require payment on terms ranging between net 30 and net 90s. As a matter of pricing policy, selling prices are adjusted upward corresponding to the length the payment terms.

      Geographically, a substantial portion of our customers are based in the PRC. For customers such as Andrew Corporation, although it is a US based corporation, most of its orders are placed through its subsidiaries operating inside the PRC. We categorize orders of such type as domestic orders. As a result, we anticipate that most of our net sales will continue to be derived from sale to our PRC customers.

      Nevertheless, we are seeking to have a significantly larger portion of our sales come from outside of the PRC as we expand our international marketing and distribution efforts. In addition, our expanded manufacturing capacity has created a strong base for future development. Our objective is to continue to focus on retaining the existing business and winning new business to further diversify our customer base and increase our market share, both inside the PRC and overseas.

      Our five largest customers in the years ended December 31, 2003, 2004 and 2005 were as follows:

                                                   % OF SALES   % OF SALES   % OF SALES
FIVE LARGEST CUSTOMERS                                  '03         '04         '05
---------------                                    -----------  -----------  -----------
Andrew Corporation                                      14%       21.15%        8.22%
Zhuhai Hansheng Industrial Co., Ltd.                    14%       19.21%       11.59%
Jiangxi Lianchuang Photoelectricity ScienceCo           18%       16.19%        9.95%
Shantou Jinqiao Cable Co., Ltd.                         17%        8.74%        7.10%
ACOME Xintai Cable Co., Ltd.                                      10.08%        3.91%
Datang Telecom                                          10%

     TOP 5 AS % OF TOTAL SALES:                         73%       75.37%       40.77%


Cost of Sales

      Cost of sales increased from $8.95 million for the fiscal year ended December 31, 2004 to $21.4 million for the fiscal year ended December 31, 2005, an increase of $12.45 million or 139.18%. Cost of sales measured by percentage of net sales increased from 57.13% to 63.48%. Average cost of sales per ton increased by $635.88 to $2,638.42 for fiscal 2005 from $2,002.54 for fiscal 2004, or 31.75%.

      Cost of sales principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, and other fixed costs. The significant increase in Cost of Sales was principally due to substantially increased production and sales volume resulting from strong market demand and added capacity. The sharp increase in Cost of Sales as a percentage of sales largely reflects the magnitude of price increases in our principal raw materials, particularly that of copper, which we did not entirely pass on to our customers because soaring copper prices had historically outpaced our pricing adjustments. We did however, intentionally absorb a small portion of the raw material increase so that our customers would not have to face severly acute price increases from us. Although this has cut into our profitability, we believe that this practice will continue to allow us to maintain our strong customer relationships over the long term.

      Copper price is a critical factor affecting the results of our operations for the following reasons: (i)it is one of the most important raw materials that we use to make our products and its acquisition cost directly affects our cost of goods sold, gross profit, and net income; (ii) our bimetallic products target existing customers of pure copper products as we provide a viable, cost effective substitute to pure copper; thus increases in copper prices prompt more potential customers to switch to our products. CCA wire normally is composed of 33.3% copper and 66.7% aluminum in terms of weight. When of the same weight, CCA wire yields three times the length of pure copper wire while offering virtually the same conductivity and anti-corrosion properties. During fiscal 2005, copper prices almost doubled and as of the end of fiscal 2005, the upward trend of copper prices continued. As a result, our raw material costs increased commensurately.

      In addition to higher costs of copper, we experienced higher energy costs, higher manufacturing costs due to increased depreciation as a result of an expended asset base, and one-time costs relating to the transition to a new factory. Among these, the manufacturing related depreciation increased from $298,142 to $1,245,172, by $947,030 or 317.64%. All the above factors contributed to the increased Cost of Sales.

Suppliers

      We have historically relied on two key suppliers, namely Harbin Electric Wire Co. and Shanghai Jutai Copper Co., for the procurement of our two most important raw materials, copper strip and aluminum bar. These two suppliers combined to account for approximately 96% and 87% of our total raw material purchases during the fiscal years ended December 31, 2004 and December 31, 2003, respectively. This high degree of concentration was addressed in the fiscal year ended December 31, 2005 by our supplier diversification efforts. During fiscal 2005, based on cost, we purchased approximately 24% and 17% of the total raw materials from Harbin Electric Wire Co. and Shanghai Jutai Copper Co. for our aluminum bars and copper strip supplies, respectively. Although they remain the most significant among our raw material suppliers, our dependence on these two suppliers has been substantially reduced.

      The following table sets forth the percentage of raw material purchases from our two largest suppliers:

                      Harbin Electric Wire Co. Shanghai Jutai Copper Co. For the year ended
December 31, 2005                          24%                         17%
December 31, 2004                          59%                         37%


Gross Profit

      Gross profit for the fiscal year ended December 31, 2005 was $12.31 million, or 36.52% of net sales, as compared to gross profit of approximately $6.72 million or 42.87% of net sales for the fiscal year ended December 31, 2004. The decrease in gross profit as a percentage of net sales, was due to increased Cost of Sales stemming principally from a significant increase in copper prices, partially offset by the positive contribution from higher margin CCA-M and "fine wire" products that we introduced in the second half of the fiscal year. Average selling prices increased by 18.2% during the period, while the average cost of sales increased by 31.75%, resulting in an overall decrease in gross profit from 42.87% to 36.52% of net sales. Going forward, we believe we can increase gross profit margin back to historical levels or improve them. To that end, we intend to: (i) more aggressively grow the higher margin component of our business; (ii) implement better cost control and risk management with respect to raw materials; (iii) develop and implement pricing strategies that would allow us to better respond to raw material price movements in synch with the market while keeping customer retention rates at an acceptably high level.

Operating Expenses

      Selling expenses were $317,324 for fiscal 2005 compared to $578,031 for fiscal 2004, a decrease of $260,707. Selling expenses include advertising expenses, entertainment, transportation, inspection charges, travel expenses and freight. Historically our sales and marketing efforts have not been aggressive and we have kept a small sales force of 15 employees. But as we prepare to increase up production and more aggressively address market opportunities, we anticipate an expansion of our sales force to better respond to the market.

      General and administrative expenses grew to $969,576 for the fiscal year ended December 31, 2005 from $688,232 for the prior fiscal year, an increase of $281,344 or 40.88%. G&A includes office expenses, repair and maintenance, motor vehicle expenses, salaries, general travel costs, training expenses, pension. As a percentage of net sales, general and administrative expenses were 2.88% and 4.39% in fiscal 2005 and 2004, respectively, decreasing despite the increase in sales primarily due to improved operating efficiency. We expect that general and administrative expenses will increase for the foreseeable future as a result of our expected continued growth and the costs of complying with our reporting and other requirements as a public company.

      Professional fees increased to $317,448 in fiscal 2005 from $36,661 in fiscal 2004, reflecting the additional costs relating to going public and operating as a public company since December, 2005.

      Depreciation and amortization increased by 47,693, or 6.87%, to $742,215 for the fiscal year ended December 31, 2005 from $694,522 for the prior year primarily due to an expanded fixed asset base. Expensed depreciation for the year ended December 31, 2005 was $534,726, as compared to $472,912 for the prior year. Amortization of land use rights for the year ended December 31, 2005 and 2004 was $88,826 and $96,901, respectively. Amortization of intangible assets relates to two registered patent rights acquired by us from third parties. The intangible assets are stated at cost, less accumulated amortization and are amortized on a straight line basis over 7 years and 15 years from date of acquisition to the date of expiration of the patent registration. Amortization of patents for the years ended and December 31, 2005 and 2004 was $118,663 and $124,709 respectively.

      Operating expenses increased to $2.346 million for the fiscal year ended December 31, 2005 as compared to approximately $1.997 million for the prior year, an increase of $349,117 or about 17.48%. As a percentage of net sales, operating expenses were 6.96% of net sales in 2005 compared to 12.75% of net sales in 2004, decreasing despite the increase in sales primarily due to the decrease in our selling expense and decrease in our general and administrative expenses as percentage of net sales. In addition, depreciation and amortization costs also decreased as a percentage of net sales.

      The increase in professional fees in fiscal 2005 was offset by the decrease of other operating expenses relative to net sales, resulting in slight increase in operating expenses in terms of dollar amount and decrease in terms of percentage of net sales.

      In the future, we anticipate that our operating expenses will increase due to: expected increases in spending on developing new products, increases in spending on sales and marketing, new hires, and costs associated with being a reporting public company. At the same time, we plan to implement a series of measures to control costs, enhance operational management, improve efficiency, and lower administrative expenses. For example, we are in the process of engaging accounting consultants to implement new financial reporting and financial management systems to ensure timely generation of financial information.

Income from Operations

      Operating income totaled approximately $9.96 million for the fiscal year ended December 31, 2005 as compared to operating income of approximately $4.72 million for the year ended December 31, 2004, an increase of $million or 111.18%.

      As a percentage of net sales, operating income was approximately 29.55% in 2005 as compared to approximately 30.12% for the prior year. The 6.36% erosion of gross margin mainly due to higher raw material costs was largely balanced out by the 5.79% decrease in operating expenses relative to net sales, resulting in a 0.57% slight drop of operating margin in fiscal 2005 as compared to the prior year.

Other Income (Expenses)

      We are listed among the City of Dalian's High-Tech Industry Development Projects. The project was granted three years of funding from 2003-2005 totaling
2.5 million RMB (US $309,000) by the Dalian Municipal Government and the Dalian Technology Bureau. We received a total of $117,844 for the fiscal year 2005.

      We incurred $1,033,861 interest expense for the fiscal year ended December 31, 2005 as compared to $378,588 for the prior year, an increase of $655,273 or 173.08%. The interest costs increased is primarily due to increased working capital financing in the form of short term bank loans and notes payable to support revenue growth, with per annum interest rates ranging from 5.544% to 6.138%, and maturities of generally three to nine months. We had $7.497 million in short term loans and notes payable as of December 31, 2005 as compared to $6.894 million outstanding as of December 31, 2004.

      Interest income in 2005 amounted to $95,766, compared to $23,122 in 2004. The increase was principally attributed to higher net cash inflows generated from revenue resulting from higher average deposit balances and partially due to the interest on the gross proceeds of the $12million private placement offering during the period of time the funds was deposited in escrow pending closing.

Income Taxes

      We are a company incorporated in the State of Nevada and conduct substantially all our operations through our PRC operating company. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

      o we did not conduct any material business or maintain any branch office in the United States during the fiscal year ended December 31, 2005,
      o the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and
      o we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

      Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

      In the fiscal year ended December 31, 2005, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 33%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. A PRC domestic company is also subject to local taxes. However, the Income Tax Laws provide certain favorable tax treatment to a company that qualifies as a "new or high-technology enterprise". Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

      The Dalian Municipal Government issued a notice in 2000 providing for a series of tax preferential treatments to companies that qualify as "new or high-tech" enterprise or companies that are registered and operate in a specified development zone in Dalian City.

      Dalian Fushi was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi's bimetallic composite conductor wire product was approved by Dalian City as a "high-tech" project. As a result, Dalian Fushi is a business entity that is qualified as a "new or high-technology enterprise," and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation (which expired on December 31, 2003) followed by a 50% reduction and other favorable tax treatment for the succeeding three years (which will expire on December 31, 2006). The effective tax rate for the fiscal year ended December 31, 2005, is 15%. We expect the effective tax rate for the fiscal year ended December 31, 2006, to more or less remain 15%. After December 31, 2006, we will consider available options under applicable law that would enable us to qualify for further preferential tax treatment.

      Dalian DPI was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian DPI located its factories in a special economic region in Dalian. This economic region allows foreign enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2006 and 2007 and a 50% income tax reduction for the following three years, being 2008 to 2010. Dalian DPI was approved as a wholly owned foreign enterprise in September 2005. No income tax expense has been recorded for 2005 and 2004 as Dalian DPI commenced business on December 28, 2005

      The amount of income taxes accrued by us for the fiscal years ended December 31, 2005 and 2004 were $1,402,235 and $666,995 respectively.

Net Income

      Net income increased to approximately $7.80 million in the fiscal year ended December 31, 2005 from approximately $3.80 million in the fiscal year ended December 31, 2004, representing an increase of $4.00 million or 105%. Including the effect of foreign currency translation, comprehensive income increased to $7.82 million, or $0.50 per share on a diluted basis.

      As a percentage of net sales, net income was approximately 23.14% in fiscal 2005 as compared to approximately 24.29% for the prior year.

Liquidity and Capital Resources

Cash

      We historically financed our operations and capital expenditures through cash flows from operations and bank loans. However, neither our cash flows from operations nor our bank loans had been sufficient to keep pace with the growth of our business and provide sufficient working capital to meet increased new orders and purchase necessary new equipment to expand production.

      On December 13, 2005, we entered into the Restructuring Agreements and consummated the transactions resulting in the acquisition and/or lease of substantially all of our assets to Dalian DPI, and raised $12 million in gross proceeds through a private placement offering. We received $9,930,412 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. We intend to use a substantial portion of the net proceeds from the offering for corporate expansion and general corporate purposes, including but limited to, funding of working capital needs, purchase of new equipment to meet existing orders and to provide additional capacity for further expansion, IR and Executive Search, and other general corporate purposes.

      We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, operating cash flows, credit arrangements, and outstanding warrants, taken together, provide adequate resources to fund our ongoing operating expenditures for the next 12 months. In the event that they do not, we may require additional funds in the future to meet our working capital needs or for other purposes and may seek to raise such additional funds through the sale of public or private equity, as well as from other sources.

      As of December 31, 2005, we had approximately $6.16 million in cash, as compared with $2.61 million in the prior year, the increase was principally attributable to the completion of our private placement funding on December 13, 2005 and December 28, 2005 with net proceeds of approximately $9,930,412.

      Operating activities generated cash of $2.95 million for the year ended December 31, 2005 compared to cash generated of $6.33 million in the year ended December 31, 2004. The decrease in cash generated by operating activities as compared to the prior year is primarily due to: (i) significant increase of accounts receivables as a result of significantly increased sales; (ii) shifting payment terms and patterns and changed credit periods with our customers; (iii) increased inventory levels as a result of strong demand increase, production expansion, and movement of raw material prices.

      Our average collection period for accounts receivable (receivables cycle) approximated 43 days in fiscal 2005, reflecting a Receivables Turnover ratio of 8.47, virtually the same as the prior year. Our average inventory period approximated 83 days reflecting an inventory turnover ratio of 4.42 in fiscal 2005, compared to average inventory period of 52 days reflecting an inventory turnover ratio of 7.11 in the prior year.

      Our accounts payable cycles averaged 37 days and 50 days, or 9.94 to 7.17 in form of payable turnover rate, for the years ended December 31, 2005 and 2004, respectively. We believe that as of December 31, 2005, our $10.08 million working capital, $12.4 million (RMB100 million) available lines of credit, together with the cash flow provided from continued operations activities and anticipated financing will be sufficient for the working capital requirements in next year and the foreseeable future.

      Net cash used in investing activities amounted to $6.95 million in fiscal 2005, primarily as a result of investment in construction of new plant and office building and expenditures on new equipment and machinery as well as capital investment in motor vehicles and office equipment as part of our planned expansion.

      Financing activities provided net cash inflow of $7.54 million during fiscal 2005 primarily as a result of the private placement offering through which we raised $12 million in gross proceeds.

      As of December 31, 2005, Dalian Fushi had the following long-term bank loans and short-term working capital financing outstanding with the following terms:

                                                               Date of    Interest rate         Borrowed       Borrowed
             Name of lender           Date of borrowing       maturity      per annum         amount (RMB)   amount (USD)
------------------------------------------------------------------------------------------------------------------------
LONGTERM LOANS
------------------------------------------------------------------------------------------------------------------------
Industrial and Commercial Bank of China   2003.5.6            2008.4.10       5.58%            40,000,000   $  4,837,929
Industrial and Commercial Bank of China   2003.5.17           2008.4.10       5.58%            40,000,000   $  4,837,930
------------------------------------------------------------------------------------------------------------------------
                                                                                               80,000,000   $  9,675,859
                                                                                             ===========================
REVOLVING CREDIT LINE OF RMB100MM FOR WORKING CAPITAL
------------------------------------------------------------------------------------------------------------------------
             Bank of China                2005.10.09          2006.2.21       6.138%           15,000,000   $  1,858,736
             Bank of China                2005.8.15           2006.4.14       6.138%            9,500,000   $  1,177,200
             Bank of China                2005.8.11           2006.03.10      6.138%            8,000,000   $    991,326
             Bank of China                2005.08.30          2006.1.29       5.742%            3,000,000   $    371,747
             Bank of China                2005.12.26          2006.05.25      5.742%           20,000,000   $  2,478,315
             Bank of China                2005.08.10          2006.1.09       5.742%            5,000,000   $    619,579
------------------------------------------------------------------------------------------------------------------------
                                                                                       (pound)*60,500,000   $  7,496,902
                                                                                             ===========================

      As of December, 2005, we repaid short-term working capital loans that became due in April, May, and September 2005, in the amounts of $4,475,084, $604,741, 1,814,224 respectively, and assumed additional working capital loans in the amount of $7,496,902. Maturities for the working capital financing range from three to nine months. We intend to roll these loans over again when they become due. In the future, there can be no assurance that we willobtain the same or similar terms for any refinancing of our short-term indebtedness, or that we will be able to renew our credit facilities on acceptable terms. If we fail to obtain debt or equity financing to meet our debt obligations, or fail to obtain extensions of maturity dates of these obligations as they become due, our overall liquidity and capital resources, operations and financial condition will be adversely affected.

      We paid interest in 2005 and 2004 in the amount of $1,371,642 and $721,427, respectively, of which $337,781 and $342,839 were capitalized to Construction in Progress in 2005 and 2004 respectively, resulting in interest expense of $1,033,861 and $378,588 in 2005 and 2004 respectively. The increase in interest paid and interest expense were due to additional short-term loans from local banks to finance working capital needs for expansion of business operations.

Accounts Receivable

      Accounts receivable was $6.20 million at December 31, 2005, as compared to $1.76 million at December 31, 2004. The increase in accounts receivable is primarily the result of increased sales increase and extended payment terms we offered to attract and retain large customers.

      Accounts receivable related to our five largest customers totaled $2,851,191 and $937,862 as of December 31, 2005 and 2004, respectively, accounting for 45.99% and 53.27% of all accounts receivable as of December 31, 2005 and 2004, respectively.

      We extend unsecured credit to large customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each year-end. We only extend 30 to 90 day trade credits to our large customers, who tend to be well-established and large sized businesses, and we have not seen any accounts receivable go uncollected beyond 90 days or experienced any write-off of accounts receivable in the past. Thus, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable.

      The following aging table provides analysis of our accounts receivable as of December 31, 2005: Accounts Receivables Analysis 0-30 days 30-60 days 60-90 days > 90 days Total 2005 $ 471,119 $ 6,073 $ 5,721,513 0 $6,198,705 $ 2004
6,886 $ 1,300,522 $ 433,507 0 $1,740,915

Accounts receivable at December 31, 2005 and 2004 consisted of the following:

                                                           2005             2004
                                                  -------------    -------------
Accounts receivables                              $   6,198,705    $   1,760,586
Less: allowance for doubtful accounts                      --               --
                                                  -------------    -------------
Accounts receivable, net                          $   6,198,705    $   1,760,586

Due from related companies

      For the fiscal year ended December 31, 2005, Dalian Fushi loaned $3,323,528 to four related companies: Fushi Group, Li Tai Car Repair, Sunshine Exhibit, and Fushi Commerce and Trade. These are short term, unsecured loans, free of interest and repayable on demand. These amounts arose from cash advances to related parties, loans due from related parties and various non-operational transactions incurred with related parties. These parties have already agreed to repay the loans, which have been terminated and we are in the process of collecting the funds due. For the fiscal year ended December 31, 2004, due from related companies totaled $456,527.

Inventories

         Inventories consisted of the following as of December 31, 2005 and December 31, 2004:

                                                           2005             2004
                                                    -----------       ----------

Raw materials                                     $  4,638,789      $    862,806
Work-in-progress                                     1,938,498            93,392
Finished goods                                       1,050,579         1,094,058
                                                    -----------       ----------
                                                     7,627,866         2,050,256

Less: provision of obsolescence                             --                --
                                                    -----------       ----------
Inventories, net                                  $  7,627,866      $  2,050,256
                                                    ===========       ==========

      Inventory amounted to $7.63 million as of December 31, 2005 as compared to $2.05 million as of December 31, 2004, an increase of $5.58 million or 272.04%. As a percentage of net sales, inventory increased from 13.09% in fiscal 2004 to 22.63% in fiscal 2005.

      Because most of our manufacturing activities are determined and scheduled upon the sales information, our finished goods inventory has always been kept at a low level. The finished goods inventory that we keep at any time would normally be sufficient to fulfill the orders from our top 5 customers going out 30 to 45 days.

      All raw materials needed for our production operation are available from numerous sources. We have not, in recent years, experienced any significant shortages of manufactured raw materials and normally do not carry inventories of these items in excess of what is reasonably required to meet our production and shipping schedules. However, we started to carry out the recycling and re-processing of aluminum bar in-house in October 2005, in order to tailor its measurement, specification, and properties to the particular applications required in our manufacturing process. This requires us to carry a sizable quantity of scrapped aluminum inventory on regular basis. In addition, in view of steadily rising copper prices, we made a decision to maintain increased copper strip inventories to mitigate the raw material cost risk and avoid supply disruption.

      Our raw material inventory buildup also reflects our preparation for the anticipated increase of production and sales for fiscal 2006. As a result, raw materials inventories amounted to $4.64 million as of December 31, 2005 as compared to $0.86 million in the prior year.

      Because the level of our finished good inventories has historically been low, and raw materials normally do not become obsolete, we have not recorded a provision for obsolete inventories for both of the years ended December 31, 2005 and 2004.

Other Receivables and Prepaid Expenses

         Other receivables and prepaid expenses at December 31, 2005 and 2004 consisted of the following:

                                                          2005              2004
                                                   ------------      -----------
Prepaid expenses                                   $    29,402       $   111,030
Advances to suppliers                                1,993,554           402,137
Advances to staff                                       97,375           239,732
Deposits paid for purchases of
equipment and property                                 644,362         1,231,652
Other receivables                                      994,379           872,865
                                                   ------------       ----------
                                                   $ 3,759,072       $ 2,857,416


Property and equipment

      The following is a summary of property and equipment at December 31:

                                                       2005                2004
                                               -------------       -------------

Buildings                                     $  13,619,949       $  13,209,090

Plant and machinery                              10,567,148           9,026,944

Office equipment                                    486,629             130,007

Motor vehicles                                    1,913,383             823,715

Construction in progress                         15,071,773          11,514,743
                                               -------------       -------------
                                                 41,658,882          34,704,499

Less: accumulated depreciation                   (3,017,099)         (1,237,201)
                                               -------------       -------------
Property and equipment, net                   $  38,641,783       $  33,467,298
                                               =============       =============

Accounts payable

      Accounts payable amounted to $2,744,652 and $1,560,437 at December 31, 2005 and December 31, 2004, respectively, representing an increase of $1,184,215 or 75.89%. These payables primarily resulted from the purchases of raw materials.

      Our two principal suppliers accounted for 41% and 96% of total purchases in fiscal years ended December 31, 2005 and 2004, respectively. This reduced dependence on one or two large suppliers for purchases of raw materials reflects our efforts to address supplier concentration risk and diversify supplier base, as explained above.

Other Payables and Accrued Liabilities

      Other payables decreased slightly from $271,977 as of December 31, 2004 to $230,409 as of December 31, 2005. This decline resulted from increases in advances from customers were offset by payments to sundry creditors.

      Accrued liabilities include accrued welfare benefits and other accruals. Accrued liabilities increased from $338,268 as of December 31, 2004 to $549,489 as of December 31, 2005. The increase is primarily due to an increase in accrued welfare relating to hiring of additional personnel.

Appropriated retained earnings

      Our PRC subsidiaries are required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. During 2005 and 2004, we appropriated $1,208,146 and $570,721, respectively, to the reserves funds based on our net income under PRC GAAP.

Critical Accounting Policies

      Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company's financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 1 to the Company's consolidated financial statements, "Summary of Significant Accounting Policies and Organization". Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company's financial condition and results of operations:

Revenue recognition

      Product sales are recognized when the products are shipped and title has passed. Sales revenue represents the invoiced value of goods, net of a VAT. All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing its finished products.

      Although most of our products are covered by our warranty programs, the terms and conditions of which vary depending on the customers and the product sold. Because we have not experienced any significant warranty claims in the past, we have not established any reserve fund for warranty claims or defective products.

Property, Plant and Equipment

      Building, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are recorded utilizing the straight-line method over the estimated original useful lives of the assets. Amortization of leasehold improvements is calculated on a straight-line basis over the life of the asset or the term of the lease, whichever is shorter. Major renewals and betterments are capitalized and depreciated; maintenance and repairs that do not extend the life of the respective assets are charged to expense as incurred. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in income. Depreciation related to property and equipment used in production is reported in cost of sales.

      Long-term assets of the Company are reviewed annually as to whether their carrying value has become impaired.

Bad debts

      The Company's business operations are conducted in the People's Republic of China. The Company extends unsecured credit to its relatively large customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. Because we only extend trade credits to our largest customers, who tend to be well-established and large sized businesses, and we have not experienced any write-off of accounts receivable in the past. Thus, we elected not to provide for any bad debt allowance and considered all accounts receivable collectable.

Off-Balance Sheet Arrangements

      Dalian Fushi has not engaged in any off-balance sheet transactions since its inception.

ITEM 7. FINANCIAL STATEMENTS

      The following table presents selected financial data for us for the previous two fiscal years ended December 31, 2005 and 2004. We derived the selected financial data set forth below from our statements of operations for the two fiscal years ended December 31, 2005 and 2004, and our balance sheets as at December 31, 2005 and 2004, each is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                                         For the Fiscal Year ended December 31,
                                              2005 $                 2004 $
Gross revenues                               33,709,428           15,662,493

Income from operations                        9,962,617            4,717,682

Net income                                    7,798,981            3,804,807

Total assets                                 70,536,934           48,834,164

Total liabilities                            26,671,834           22,142,285

      The Company's consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On December 13, 2005, in connection with the acquisition of DPI and the business of Dalian Fushi, we engaged Jimmy C.H. Cheung & Co. ("Cheung") as our independent accountant with the approval of our Board of Directors. Jimmy C.H. Cheung & Co. is located at 1607 Dominion Center, 43 Queen's Road East, Wanchai, Hong Kong. Accordingly, we dismissed S.W. Hatfield ("Hatfield") on the same date. The reason to change our principal independent accountant was based on the fact that our operations that was once conducted through Dalian Fushi has been audited by Chueng in the past and it was in our best interests to continue to retain such firm's services.

      In connection with the audit of our financial statements and in the subsequent interim period through the date of dismissal, there were no disagreements with Hatfield on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which disagreements, if not resolved to the satisfaction of Hatfield, would have caused Hatfield to make reference to the subject matter of the disagreements in connection with their report.

      The dismissal of Hatfield and retention of Cheung was reported in our Current Report on Form 8-K that we filed on December 14, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

      At the conclusion of the period ended December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them in a timely manner to information relating to the Company required to be disclosed in this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter or any subsequent interim period that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our Directors and Executive Officers

      In connection with the acquisition of the business of Dalian Fushi, the following persons were appointed our executive officers and directors. Glenn A. Little, our former director and chief executive, resigned as our sole director and immediately following the initial closing of the series B convertible preferred stock private placement offering, resigned from all his officer positions. The same persons also have been elected as directors of DPI and Dalian DPI and hold similar positions with each of these entities. Except for John D. Kuhns, each of our current executive officers and directors is a resident of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce court judgments obtained against them in United States courts.

Directors and Executive Officers      Position/Title                  Age
--------------------------------      --------------                  ---
Li Fu                                 Chairman of Board and           40
                                      President
Yue Mathus Yang                       Vice-President, Director        38
John D. Kuhns                         Secretary, Director             56
Wenbing Chris Wang                    Treasurer                       35

      All our directors hold office until the next annual meeting of shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our Board of Directors.

      The terms of the series B stock purchase agreement require us to nominate a seven person Board of Directors and take all actions and obtain all consents, authorizations and approvals which are required to be obtained in order to effect the election of such persons within 90 days of the initial closing under that agreement, after consultation with the parties to that agreement. Of such seven-member Board of Directors, (i) two members will be members of the current management of Dalian Fushi, which we expect will continue to be Mr. Fu and Mr. Yang, (ii) one member will represent Kuhns Brothers, which we expect will continue to be Mr. Kuhns, (iii) and at least four members will be independent directors as determined under the American Stock Exchange Company Guide, which may be waived if we are unable to obtain a listing on that exchange within a certain amount of time.

      The series B stock purchase agreement also requires that we establish a board of advisors, consisting of individuals approved in advance by the Chinamerica Fund LP, which approval will not be unreasonably withheld.

Directors and Executive Officers of Dalian Fushi

      Dalian Fushi's current executive officers and directors are:

Directors and Executive Officers    Position/Title                      Age
--------------------------------    --------------                      ---
Li Fu                               Executive Director                  40
Yue Yang                            General Manager                     38
Wenbing Chris Wang                  Chief Financial Officer             35
Xishan Yang                         Chief Engineer and                  68
                                    Executive Vice President of R&D
Chunyan Xu                          Supervisor Director                 50

      Under Dalian Fushi's Articles of Association, Dalian Fushi's corporate governance consists of one Executive Director, one Supervisor Director and one General Manager. The Executive Director is elected and appointed by the shareholders for a term of three years and can be re-elected for consecutive terms. During the terms of his service, the shareholders cannot discharge the Executive Director without cause. The appointment and termination of the General Manager is determined by the Executive Director. The Supervisor Director is elected by the shareholders for a term of three years and can be re-elected for consecutive terms.

      The following is a description of the business experience for the last five years for each of the above named directors and executive officers of our company, DPI, Dalian DPI and Dalian Fushi.

Mr. Li Fu was appointed our Chairman and President on December 13, 2005. Mr. Fu is a founder of Dalian Fushi and has been the Executive Director of Dalian Fushi since he founded the company in 2001. Prior to founding Dalian Fushi and focusing his time on Dalian Fushi's management and operations, Mr. Fu had founded and managed Dalian Fushi Enterprise Group Co., Ltd., a holding company owning various subsidiaries in the hotel, process control instrumentation, international trade, automobile maintenance and education businesses. Mr. Fu graduated from PLA University of Science and Technology with a degree in Engineering.

Mr. Yue Yang was appointed a director of our company on December 13, 2005. He has served as the General Manager of Dalian Fushi since November 2004. Mr. Yang is the founder of Forward Investment Co., Ltd and has served as its Chairman since 2000. Prior to that, Mr. Yang worked for Liaoning Province Economic & Trade Collaboration Enterprise Group as an Executive VP from 1994 to 1998 and the Export Department of Liaoning Province Chemicals Import & Export Corporation as a Business Manager from 1990 to 1994. Mr. Yang graduated from Shenyang Finance University with a Bachelor's Degree in International Trade.

Mr. John D. Kuhns was appointed a director of our company on December 13, 2005. Mr. Kuhns has been a 45% shareholder, a director and chairman of Kuhns Brothers, Inc., a holding company founded in 1987 for its 100% subsidiary, Kuhns Bros. & Co., Inc., an investment banking firm specializing in providing financing for power technology ventures, and, more recently, manufacturing operations within the PRC. Additionally, Kuhns Brothers, Inc. owns 100% of Kuhns Brothers Securities Corporation, a broker dealer, registered with the SEC, in which Mr. Kuhns is the Chairman. Since March 2005, Mr. Kuhns has been a director and chairman of Deli Solar (USA), Inc., a U.S. reporting company with solar hot water heaters manufacturing operation in the PRC. Since 2002 Mr. Kuhns has been a director and chairman of Distributed Power, Inc., a public company that owns electric generating projects. Mr. Kuhns is also a director of China Sciences Conservational Power Limited, a company listed on the Hong Kong Stock Exchange. Neither of the foregoing Kuhns companies, nor Deli Solar (USA), Inc., Distributed Power, Inc. or China Sciences Conservational Power Limited are affiliated with the Company. Mr. Kuhns holds a bachelors degree in sociology and fine arts from Georgetown University, a master's degree in fine arts from the University of Chicago and an MBA degree from the Harvard Business School.

Mr. Wenbing Chris Wang has served as our Chief Financial Officer since December 13, 2005. Mr. Wang has served as Chief Financial Officer of Dalian Fushi since March 2005. Mr. Wang served as an Executive Vice President of Redwood Capital, Inc. from November 2004 to March 2005, with specific focus on providing strategic and financial advisory services to China based clients seeking access to the U.S. capital markets. Mr. Wang previously served as Assistant VP of Portfolio Management at China Century Investment Corporation from October 2002 to September 2004. Mr. Wang began his investment banking career at Credit Suisse First Boston (HK) Ltd in 2001. From 1999 to 2000, Mr. Wang worked for VCChina as Management Analyst. Fluent in both English and Chinese, Mr. Wang holds an MBA from Simon Business School of University of Rochester and is a Level III candidate of the Chartered Financial Analyst (CFA) Program.

Mr. Xishan Yang has served as the Executive Vice President of R & D and Chief Engineer of Dalian Fushi since its inception in 2001. Mr. Yang has more than 40 years of working experience in the communication electronics industry. He had held executive management positions with a number of electronic enterprises prior to joining our company. During his career, Mr. Yang has focused on the development, design, and processes of metallic and bimetallic cable production. He holds several patents for the design of the modified Cladding and Drawing processes for CCA and CCS production used by Dalian Fushi and has extensive experience in production management. Mr. Yang graduated from Harbin Industrial University with a graduate degree in engineering.

Ms. Chunyan Xu has served as the Supervisor Director of Dalian Fushi since 2001. She previously served as the Chief Accountant at the Dalian Personnel Bureau and served as a Finance Manager of a Chinese public company. Ms. Xu has many years of experience in industrial accounting, public company accounting and accounting management

FAMILY RELATIONSHIPS

      There are no family relationships among our directors or executive officers.

AUDIT COMMITTEE FINANCIAL EXPERT

      Our board of directors currently acts as our audit committee. Because we only recently consummated the restructuring Agreements and appointed the current members of our board of directors, our board of directors has not yet determined whether we have a member who qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Our board of directors is in the process of searching for a suitable candidate for this position.

AUDIT COMMITTEE

      We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2006 fiscal year.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the calendar year ended December 31, 2005, and to date, all Section 16(a) filing requirements applicable to its insiders were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

Former Executive Officers and Directors

      We entered into a consulting agreement with Mr. Glenn Little on November 8, 2005 in connection with his sale of his 50.96% ownership in the Company to Dalian Fushi. Under the terms of the consulting agreement, we retained Glenn Little as a consultant to provide certain consulting services, information and materials to us and our advisors relating to our past operations and filings. As consideration, we issued to Mr. Little a warrant to purchase 80,000 shares of our common stock. The warrant has a term of five years and an exercise price of $0.01 per share. Except for this warrant grant, during the last three fiscal years, the sole director and officer of our company did not receive any compensation.

      The following is a summary of the compensation paid by Dalian Fushi to its CEO and executive officers for the three years ended December 31, 2005, 2004 and 2003, respectively. Mr. Fu and Mr. Yang are currently directors and executive officers of our company, DPI and Dalian DPI. See "Our Directors and Executive Officers." No executive officer of Dalian Fushi received compensation in excess of $100,000 for any of these three years.

                           ANNUAL COMPENSATION                                          LONG TERM COMPENSATION

                                                                                    Awards                  Payouts

                                                                  Other      Restricted  Securities
                                                                 Annual        Stock     Underlying                All
                                 Year                            Compen-       Awards     Options/     LTIP       Other
     Name        Position        Ended    Salary($)  Bonus($)   sation($)        $          SARS     Payouts   Compensation
     ----        ---------       -----    ---------  --------   ---------     --------      ----     -------   ------------
  Li Fu (1)         CEO       12/31/2005  $240,000       0          0            0            0         0           0
                              ----------  ---------  --------   ---------     --------      ----     -------   ------------
                    CEO       12/31/2004                 0          0            0            0         0           0

                    CEO       12/31/2003                 0          0            0            0         0           0
Yue Yang (2)     President    12/31/2005   180,000       0          0            0            0         0           0
                 President    12/31/2004     N/A         0          0            0            0         0           0

                 President    12/31/2003     N/A         0          0            0            0         0           0
    Chris           CFO       12/31/2005   120,000       0          0            0            0         0           0
                              ----------  ---------  --------   ---------     --------      ----     -------   ------------
Wengbing Wang
     (3)
                    CFO       12/31/2004     N/A         0          0            0            0         0           0

                                                         0
                    CFO       12/31/2003     N/A                    0            0            0         0           0
Xishan Yang      VP of R&D    12/31/2005   29,740        0          0            0            0         0           0
                 VP of R&D    12/31/2004   22,472        0          0            0            0         0           0

                 VP of R&D    12/31/2003   14,981        0          0            0            0         0           0
Chunyan Xu       Supervisor   12/31/2005   22,305       0          0            0            0         0           0
                  Director
                 Supervisor   12/31/2004   17,976        0          0            0            0         0           0
                  Director
                 Supervisor   12/31/2003   11,985        0          0            0            0         0           0
                  Director

      (1) Mr. Fu's annual rate of salary for 2005 is $240,000, starting from December 2005.

      (2) Mr. Yang joined Dalian Fushi in November 2004. Starting from December 2005, his annual rate of salary for 2005 is $180,000.

      (3) Mr. Wenbing Chris Wang joined Dalian Fushi in March 2005. Starting from December 2005, his annual rate of salary for 2005 is $120,000.

      Although we do not have any equity compensation plans, under the series B convertible preferred stock purchase agreement we must reserve for issuance 20,000,000 shares of common stock under an approved and qualified employee stock ownership plan, the terms of which will be determined by the compensation committee of our Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Change In Control

      On December 13, 2005, Dalian Fushi purchased the 20,000,000 shares of our pre-reverse stock-split common stock owned by Glenn A. Little, representing 50.96% issued and outstanding shares of our common stock, under a stock purchase agreement dated as November 8, 2005, as amended. The purchase price was $550,000, which was provided from investor funds in the series B convertible preferred stock private placement and the payment of the purchase price was deferred until the initial closing of the financing in the private placement. These 20,000,000 shares were converted into 81,542 shares of common stock upon the effectiveness of the reverse stock split on January 30, 2006, resulting in an approximately a 0.4% of our outstanding common stock.

      In connection with the sale, we entered into a consulting agreement with Mr. Little, dated as of November 8, 2005. Under the terms of the consulting agreement, we retained Glenn Little as a consultant to provide certain consulting services, information and materials to us and our advisors relating to our past operations and filings. As consideration, we issued to Mr. Little a warrant to purchase 80,000 shares of our common stock. The warrant has a term of five years and an exercise price of $0.01 per share. We have registered for resale the 80,000 shares Mr. Little may acquire upon the exercise of the warrant at the request of Mr. Little in accordance with the piggy-back registration rights we granted to Mr. Little.

      As a result of the acquisition of 20,000,000 shares, representing 50.96% of our outstanding common shares under the stock purchase agreement with Mr. Little, together with the 746,254.01 shares, or approximately 95.12% of the outstanding shares, of series A convertible preferred stock received by the Dalian Fushi shareholders under the share exchange agreement with DPI, Dalian Fushi and its shareholders acquired control of our company on December 13, 2005. Under the terms of the stock purchase agreement, at the closing of the private placement financing of series B convertible preferred stock, Mr. Little, the sole director of our company, resigned as a director of our company and appointed Messrs. Li Fu, Yue Mathus Yang and John D. Kuhns as directors. Mr. Li Fu is the controlling shareholder, chief executive officer and director of the Dalian Fushi. Immediately after the closing of the series B convertible preferred stock financing, Mr. Little resigned from all of his positions as an officer.

      On November 14, 2005, we filed an information statement with the SEC relating to the change in control of our Board of Directors containing the information required under Rule 14f-1 of the Exchange Act and on or about November 21, 2005, we distributed that information statement to our shareholders.

Beneficial Ownership of Our Voting Securities

      The following table sets forth certain information as of March 3, 2006 with respect to the beneficial ownership of each class of our voting securities by (i) any person or group owning more than 5% of each class of our voting securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. We effectuated a name change and a reverse stock split on January 30, 2006. The table reflects the beneficial ownership of our common stock by the foregoing individuals after the reverse stock-split.

      As of December 28, 2005, we had outstanding 39,243,659 shares of common stock, 784,575.16 shares of series A convertible preferred stock which were issued in exchange for all the outstanding shares of DPI, and 215,424.84 shares of series B convertible preferred stock which were issued in the private placement completed on that date. Each share of series A and series B convertible preferred stock is automatically convertible into approximately
19.73 shares of common stock upon the effectiveness of the reverse stock-split. The reverse stock-split occurred on January 30, 2006 and as a result, series A and B preferred stock were cancelled after the conversion and the only capital stock of the Company is the common stock. Subsequent to the reverse stock split, the original outstanding 39,243,659 shares of common stock were converted into approximately 160,000 shares of common stock, representing approximately 0.8% of our capital stock; the series A preferred stock was converted into 15,475,595 shares of common stock, representing approximately 77.4% of our capital stock; the series B preferred stock was converted into 4,125,000 shares, representing approximately 21.25% of our capital stock.

      In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock beneficially owned by a person on March 3, 2006, (a) the numerator is the number of shares of the common stock beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security (in this case the warrants) and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 3, 2006 which is approximately 20,000,000, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the warrants. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

      Except as otherwise stated, the address of the directors and executive officers listed in the table is c/o our company, 1 Shuang Qiang Road, Jinzhou, Dalian, People's Republic of China 116100.

Name of Beneficial Owner                               Beneficial Ownership
                                                        of Common Stock
                                                   -------------------------
                                                     Shares          Percent
                                                   ----------        -------
Owner of More than 5%

Li Fu (transferred from Dalian Fushi               12,796,421        63.98%(2)
Enterprise Group Company, Ltd.
("Fushi Group")(1)
1 Shuang Qiang Road, Jinzhou
Dalian, People's Republic of
China 116100

Pope Asset Management LLC
5100 Poplar Avenue, Suite 512
Memphis, TN 38137                                   1,859,375(3)      9.02%

Directors and Executive Officers

Li Fu (transferred from Fushi Group)
Chairman of Board, Director,
President                                          12,796,421        63.98%

Yue Mathus Yang
Director and Vice President                         1,480,399         7.76%

John D. Kuhns
Director
The Farm House
558 Lime Rock Road
Lakeville, CT 06039                                   558,280(4)      2.72%

Xishan Yang
Director
Head of Research and Development
of Dalian Fushi                                       242,778         1.61%

Chunyan Xu
Director
Executive Vice President of
Research and Development of
Dalian Fushi                                           93,274         *

All Directors and Executive
Officers as a group (6)                            15,362,265        77%

------------------
* Less than 1%

      (1) On December 13, 2005, Dalian Fushi Bimetallic Manufacturing Company, Ltd., a company owned by Fushi Group, Chunyan Xu, Yue Mathus Yang and Xishan Yang, acquired 20,000,000 pre-split shares of our common stock from Glenn A. Little. Under SEC rules, each of those persons is deemed to have acquired beneficial ownership of all of those shares. For purpose of Rule 13d-3 of the Exchange Act, they may be considered collectively as a "group", and thus each is deemed to be the beneficial owner of the entire 20,000,000 pre-split shares. These 20,000,000 shares were converted into approximately 81,542 shares of common stock immediately following the reverse stock split, representing approximately 0.4% of the voting capital of the Company post reverse stock split. The individual percentage of ownership of voting stock of the Company for each member of the group includes this 0.4%.

      (2) On or about March 3, 2006, Fushi Group, of which Mr. Li Fu, our chairman of Board and President, owns 85%, has transferred its entire equity interest in the Company to Mr. Li Fu. On about the same time, Mr. Fu has agreed to transfer out of his shares an aggregate of 2,939,774 shares to his immediate family members and 200,000 shares to Mr. Wenbing Wang. Thus, Mr. Fu is the beneficial owner of a total of 12,796,421 shares (including Dalian Fushi's holdings) under Rule 13d-3 of the Exchange Act.

      As a condition of the series B convertible preferred stock purchase agreements, Dalian Fushi deposited in escrow its 20,000,000 pre-reverse stock-split shares of common stock acquired from Glenn Little, which were converted into 81,542 shares of common stock at the reverse stock split, representing approximately 0.4% of our outstanding common stock. In addition, Dalian Fushi's management team, which includes Li Fu, Yue Mathus Yang, Xishan Yang and Chunyan Xu, deposited in escrow 746,254 shares of series A convertible preferred stock that have collectively converted into 14,719,578 shares of common stock, representing approximately 73.6% of our outstanding common stock, following the reverse stock-split. Out of the escrowed shares, up to 3,000,000 shares are to secure their indemnity obligations under the series B convertible preferred stock purchase agreements and our obligation to meet the net profit targets for the fiscal year ending December 31, 2005 as set forth in the series B convertible preferred stock purchase agreements. The remaining shares are to secure our obligation to complete the reverse stock-split within 120 days following December 13, 2005. Because we fulfilled our obligation to complete the reverse stock split on time, the escrowed shares (except for the 3,000,000 shares) were released from the escrow. Also, because we met the net profit targets for 2005, the 3,000,000 shares held in escrow serve the sole purpose of securing the indemnity obligations under the stock purchase agreements.

      (3) Pope Asset Management LLC, a registered investment advisor, acquired these shares for the accounts of 139 of its clients and has sole voting power over these shares, but shares dispositive power with its clients over the shares in their respective accounts.

      (4) Includes warrants to purchase 89,745 shares of common stock, as well as 199,589 shares of common stock owned by Kuhns Brothers and warrants hold by Kuhns Brothers to purchase 149,575 shares of common stock. Mr. Kuhns one of our directors, is the Chairman and 45% shareholder of Kuhns Brothers. Thus, Mr. Kuhns has the voting and investment power over the securities held by Kuhns Brothers and is deemed to be the beneficial owner of these securities under Rule 13d-3 of the Exchange Act.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Restructuring Agreements with Dalian Fushi

      We entered into and consummated the Restructuring Agreements with Dalian Fushi and the Dalian Fushi Shareholders in December 2005. For a description of the Restructuring Agreements, see "Acquisition of Business of Dalian Fushi - Restructuring Agreements."

Dalian Fushi's Related Company Transactions

      In 2004 and 2005, Dalian Fushi had loaned funds to certain related companies as unsecured loans free of interest payment and repayable on demand. It had also borrowed funds from two related parties for short-term unsecured advances free of interest and repayable on demand.

      Amounts due from related companies.

      As of December 31, 2004, the outstanding balance of loans to related companies, totaling US$456,527.10, are as follows: RMB 39,720.72 ($4,930) to Dalian Litai Auto Repair Co., Ltd. (of which Fushi Group owns 40%), RMB 629,721.25 ($78,159) to Dalian Fushi Yangguang Zhangyie Co., Ltd. (of which Fushi Group owns 90%), and RMB 3,105,124.12 ($385,399) to Dalian Fushi Commerce and Trade Co., Ltd. (of which Fushi Group owns 75%). Fushi Group is a holding company controlled by Mr. Li Fu, our Chairman and President.

      In 2004, the Company loaned $26,442 to directors of AGL as a short-term unsecured loan free of interest payment. This loan was repaid in 2005.

      As of December 31, 2005, the outstanding balance of loans to four related companies as unsecured loans free of interest and repayable on demand totaled US$3,323,528. The loans were advanced by Dalian Fushi to the related companies before the recapitalization and are scheduled to be fully repaid by April 2006.

      Amounts due to related companies.

      As of the end of 2004, the amounts due to related parties, totaling US$153,519, are as follows: RMB 377,804.27 ($45,695) borrowed from Fushi Group and RMB 891,488.65 ($107,824) from Mr. Li Fu.

      As of the end of 2005, the Company has no amounts due to related companies.

Share Exchange Agreement and Issuance of Series A Convertible Preferred Stock to Dalian Fushi Shareholders

      On December 13, 2005, we entered into and consummated a share exchange agreement with the former stockholders of DPI, consisting of 4 Dalian Fushi Shareholders and designees of Kuhns Brothers, our financial advisor and private placement agent. Of the Dalian Fushi Shareholders, Dalian Fushi Enterprise Group Co., Ltd. is a PRC entity of which Mr. Li Fu, our chairman and president, owns 85.71%, Yue Mathus Yang is our director and vice president, Xishan Yang is Dalian Fushi's chief Engineer and Executive Vice President of Research and Development, and Chunyan Xu is Dalian Fushi's Supervisor Director. Together they owned approximately 95.12% of the outstanding capital stock of DPI. Kuhns Brothers received its shares of DPI common stock for services rendered in connection with the reorganization of Dalian Fushi's business. Mr. John D. Kuhns, our Secretary and Director, is the chairman and 45% shareholder of Kuhns Brothers. For additional information concerning the reorganization, see "Acquisition of Business of Dalian Fushi."

      Under the share exchange agreement, we issued an aggregate of 784,575.16 shares of our series A convertible preferred stock in exchange for the 15,560 shares of common stock of DPI held by the stockholders of DPI. Each share of series A convertible preferred stock is automatically convertible into 19.73 shares of common stock after giving effect to the reverse stock split. As a result of the reverse stock split occurred on January 30, 2006, the series A convertible preferred stock converted into an aggregate of 15,475,595 shares of common stock, which represent approximately 74% of our total outstanding common stock. See "Acquisition of Business of Dalian Fushi" for information concerning the acquisition of DPI.

Private Placement Offering of Series B Convertible Preferred Stock

      On December 28, 2005, we completed a private placement offering of a total of 215,424.84 shares of our series B convertible preferred stock, along with warrants, for $12,000,000. We received gross proceeds of $11,225,000 at an initial closing on December 13, 2005, and gross proceeds of $775,000 at a closing on December 28, 2005. The series B convertible preferred stock and warrants were sold by us in a private placement through Kuhns Brothers, Inc., and its wholly-owned subsidiary, Kuhns Brothers Securities Corporation, an NASD and SEC registered broker-dealer, in reliance upon the exemption provided by Rule 506 of Regulation D under the Securities Act. Mr. John D. Kuhns, our Secretary and Director, is the chairman and 45% shareholder of Kuhns Brothers. See "Acquisition of Business of Dalian Fushi -- Series B Convertible Preferred Stock Financing" for further information on the series B convertible preferred stock private placement offering.

      In connection with the placement of our Series B convertible preferred stock and related warrants, Kuhns Brothers, Inc. received the following compensation: (i) $200,000 cash as signing fee, documentation fee and purchase fee, (ii) 10% of the total cash paid for the series B convertible preferred stock and warrants, (iii) 38,321.15 shares of series A convertible preferred stock, which converted into approximately 756,017 shares of our common stock on January 30, 2006 upon the occurrence of the reverse stock split, and (iv) a warrant to purchase 424,929 shares of common stock at $3.1064 per share. In addition, Kuhns Brothers, Inc. is to receive 10% of the proceeds of any exercise of the warrants sold to investors of the series B convertible preferred stock. See "Acquisition of Business of Dalian Fushi-- Series B Convertible Preferred Stock Financing" for information concerning the private placement offering of our Series B convertible preferred stock.

      The aggregate amount of cash paid to Kuhns Brothers is $1,400,000 and the aggregate value of the shares received by Kuhns Brothers is estimated to be $4,384,899 (based on the quoted bid price of $5.80 per share on March, 1, 2006). Assuming the warrants issued to investors on the private placement offering are all exercised by the investors to purchase 2,125,000 shares of common stock at $3.67 per share, Kuhns Brothers will be entitled to cash payment of $779,875. With respect to the warrants issued to Kuhns Brothers and its designated persons that entitle them to purchase 424,929 shares of common stock at $3.1064 per share, the gain from the exercise of the warrants is estimated to be $1,144,589 (based on the quoted bid price of $5.80 per share on March 1, 2006). Thus, the aggregate amount paid and to be paid to Kuhns Brothers is estimated to be $7.7 million.

Agreement with Chinamerica with Respect to selection of Directors and Executive Officers

      Under the stock purchase agreement for the private placement offering, Chinamerica Fund, LLP, or Chinamerica, the representative of the investors, has the right to approve selection of our Directors and Executive Officers. Under the agreement, the Company is required to consult with Chinamerica and other investors on the nomination of directors. Also, the member to be elected chairman of the audit committee and the member to be elected vice-chairman of the board must be approved in advance by CA, which approval will not be unreasonably withheld. In addition, the Company must consult with Chinamerica on retaining a chief financial officer acceptable to Chinamerica. Finally, the Company is required to retain independent professional executive search firms acceptable to Chinamerica and enter into employment agreements with our executive officers in terms acceptable to Chinamerica.

Indemnification of Our Directors and Officers

      Although Nevada law allows us to indemnify our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf, and under certain circumstances to advance the expenses of such litigation upon securing their promise to repay us if it is ultimately determined that indemnification will not be allowed to an individual in that litigation, neither our articles of incorporation nor our bylaws impose an indemnity obligation upon us. In addition, we have not entered into any agreements under which we have assumed such an indemnity obligation.

      On December 25, 2005, our Board of Directors adopted, and the Fushi Group, the holder of approximately 65% of our voting stock, approved amended and restated bylaws which require that we indemnify our directors and officers, including those our subsidiaries, against liability for actions taken in the performance of their duties on our behalf, except in those circumstances where indemnification is not allowed under Nevada law, and that we advance expenses as incurred in defending against such liability. The amended and restated bylaws will not become effective until 20 days after we mail our information statement relating to the bylaws to our shareholders. On January 12, 2006, we filed a preliminary information statement with the SEC. On February 10, 2006, we mailed a definitive Information Statement to our shareholders notifying them of the amendment of the bylaws. Our bylaws have now been amended and restated.

      Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons, pursuant to the foregoing provisions or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 13. EXHIBITS

Number            Description

3.1         Articles of Incorporation, as amended(1)

3.2         Bylaws(1)

3.3         Specimen of Common stock certificate(1)

3.4 Certificate of Designations authorizing the Series A Convertible Preferred Stock (1)

3.5 Certificate of Designations authorizing the Series B Convertible Preferred Stock. (1)

4.1 Form of Stock Purchase Agreement, dated as of December 13, 2005 by and among Parallel Technologies, Inc., Dalian Fushi, the management of Dalian Fushi, Chinamerica Fund, LP, and the other investors named therein.(1).

4.2         Form of Warrant (included as Exhibit A to Exhibit 4.1).

4.3         Form of Warrant issued to Glenn A. Little (1)

4.4 Form of Amendment No. 1 to Stock Purchase Agreement, dated as of December 13, 2005 by and among Parallel Technologies, Inc., Dalian Fushi, the management of Dalian Fushi, Chinamerica Fund, LP, and the other investors named therein.(3)

4.5 Form of Stock Purchase Agreement, dated as of December 28, 2005, by and among Parallel Technologies, Inc., Dalian Fushi, the management of Dalian Fushi, Heller Capital Investments, LLC and the other investors named therein.(3)

10.1 Share Exchange Agreement dated as of December13, 2005 between Parallel Technologies, Inc. and the stockholders of Diversified Product Inspections, Inc. (1)

10.2 Translation of Purchase Agreement, dated as of December 13, 2005, between Dalian DPI and Dalian Fushi. (1)

10.3 Translation of Entrusted Management Agreement, dated as of December 13, 2005, by and among Dalian DPI, Dalian Fushi, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu.
            (1)

10.4 Translation of First Patents Transfer Contract, dated as of December 13, 2005, by and between Dalian DPI and Dalian Fushi. (1)

10.5 Translation of Second Patent Transfer Contract, dated as of December 13, 2005, by and between Dalian DPI and Li Fu. (1)

10.6 Translation of Voting Proxy Agreement, dated as of December 13, 2005, by and among Dalian DPI, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (1)

10.7 Translation of Exclusive Option Agreement, dated as of December 13, 2005, by and among Dalian DPI, Dalian Fushi, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu.(1).

10.8 Translation of Shares Pledge Agreement, dated as of December 13, 2005, by and among Dalian DPI, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (1)

10.10       Stock Purchase Agreement dated as of November 8, 2005 between Glenn
            A. Little and Dalian Fushi. (1)

10.11 Consulting Agreement dated as of November 8, 2005 between Parallel Technologies, Inc. and Glenn A. Little. (1)

10.12 Form of Engagement Letter dated May 27, 2005 between Dalian Fushi and Kuhns Brothers, Inc. (1)

14.1        Code of ethics

16.1 Letter dated December 2, 2005 from Parallel Technologies, Inc. to S.W. Hatfield, CPA (1)

16.2 Letter dated December 2, 2005 from S.W. Hatfield, CPA to the Securities and Exchange Commission. (2)

21.1        List of Subsidiaries

31.1 Certification of Li Fu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2 Certification of Wenbing Wang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

---------------------------------------------------------------------
(1) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 14, 2005.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K/A (Amendment No. 1) filed on December 20, 2005.

(3) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountants:

1. S. W. Hatfield, CPA

                                      Fiscal Year Ended        Fiscal Year Ended
                                      December 31, 2005        December 31, 2004
Audit Fees                            $5,788                              $4,695
Audit Related Fees                    None                                None
Tax Fees                              None                                None
All Other Fees                        None                                None

2. Jimmy C.H. Cheung & Co.


                                      Fiscal Year Ended        Fiscal Year Ended
                                      December 31, 2005        December 31, 2004
Audit Fees                            $70,000                             None
Audit Related Fees                    $32,000 (for fianncial              None
                                      statements review)
Tax Fees                              None                                None
All Other Fees                        None                                None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FUSHI INTERNATIONAL, INC.

Date: April 17, 2006                             /s/ Li Fu
                                                 -------------------------------
                                                 By:  Li Fu, CEO

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Wenbing Chris Wang                                           April 17, 2006
--------------------------------------------------------------------------------
Wenbing Chris Wang, Chief Financial Officer

/s/ John Kuhns                                                    April 17, 2006
--------------------------------------------------------------------------------
John Kuhns, Director

/s/ Yue Yang                                                      April 17, 2006
--------------------------------------------------------------------------------
Yue Yang, Director

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

                                                                           PAGES

--------------------------------------------------------------------------------
Report of Independent Registered Public Accounting Firm                        1
--------------------------------------------------------------------------------
Balance Sheets as of December 31, 2005 (Consolidated) and 2004                 2
--------------------------------------------------------------------------------
Statements of Operations and Comprehensive Income for the years ended December
31, 2005 (Consolidated) and 2004                                               3
--------------------------------------------------------------------------------
Statements of Stockholders' Equity for the years ended December 31, 2005
(Consolidated) and 2004                                                        4
--------------------------------------------------------------------------------
Statements of Cash Flows for the years ended December 31, 2005 (Consolidated)
and 2004                                                                       5
--------------------------------------------------------------------------------
Notes to the Financial Statements as of December 31, 2005 (Consolidated) and
2004                                                                        6-20
--------------------------------------------------------------------------------

JIMMY C.H. CHEUNG & CO
Certified Public Accountants
(A member of Kreston International)


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Parallel Technologies, Inc. and subsidiaries


We have audited the accompanying balance sheets of Parallel Technologies, Inc. and subsidiaries, as of December 31, 2005 (consolidated) and 2004 and the related statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2005 (consolidated) and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the financial statements provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parallel Technologies, Inc. and subsidiaries, as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


JIMMY C.H. CHEUNG & CO
Certified Public Accountants


Hong Kong

Date:  March 4, 2006


         1607 Dominion Centre, 43 Queen's Road East, Wanchai, Hong Kong
 Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk
                      Website: http://www.jimmycheungco.com

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                                     ASSETS

                                                                                          2005          2004
                                                                                  Consolidated
                                                                                  ------------  ------------

CURRENT ASSETS
     Cash and cash equivalents                                                   $   6,163,670 $   2,612,282
     Accounts receivable, net                                                        6,198,705     1,760,586
     Due from related companies                                                      3,323,528       456,527
     Inventories, net                                                                7,627,866     2,050,256
     Other receivables and prepaid expenses                                          3,759,072     2,857,416
                                                                                  ------------  ------------
          Total Current Assets                                                      27,072,841     9,737,067

PROPERTY AND EQUIPMENT, NET                                                         38,641,783    33,467,298

OTHER ASSETS
     Intangible assets, net                                                            819,498       938,161
     Land use rights, net                                                            4,602,812     4,691,638
                                                                                  ------------  ------------
TOTAL ASSETS                                                                     $  71,136,934 $  48,834,164
                                                                                  ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                            $   2,744,652 $   1,560,437
     Other payables and accrued liabilities                                            779,898       610,245
     Notes payable - current maturities                                              7,496,902     6,894,049
     Value added tax and other taxes payable                                         3,869,814     2,581,181
     Income tax payable                                                              2,104,709       666,995
     Due to a related company                                                             --          45,695
     Due to a stockholder                                                                 --         107,824
                                                                                  ------------  ------------
          Total Current Liabilities                                                 16,995,975    12,466,426

LONG-TERM LIABILITIES
     Notes payable - long term                                                       9,675,859     9,675,859
                                                                                  ------------  ------------
TOTAL LIABILITIES                                                                   26,671,834    22,142,285
                                                                                  ------------  ------------

COMMITMENTS AND CONTINGENCIES                                                             --            --
                                                                                  ------------  ------------

STOCKHOLDERS' EQUITY
     Series A convertible preferred stock ($0.001 par value, 50,000,000 shares authorized, 784,575.15 shares issued and outstanding as of
          December 31, 2005 and 2004?                                                      785           785
     Series B convertible preferred stock ($0.001 par value, 5,000,000 shares
          authorized, 216,000 share issued and outstanding as of                           216          --
          December 31, 2005; 0 shares issued and outstanding
          as of December 31, 2004)
     Common stock ($0.006 par value, 100,000,000 shares authorized, 78,459 shares issued and outstanding as of December 31, 2005; 0 shares issued and outstanding
          as of December 31, 2004)                                                         471          --
     Additional paid-in capital                                                     29,307,285    19,350,932
     Retained earnings
       Unappropriated                                                               12,710,833     6,119,998
       Appropriated                                                                  2,428,310     1,220,164
     Accumulated other comprehensive income                                             17,200          --
                                                                                  ------------  ------------
          Total Stockholders' Equity                                                44,465,100    26,691,879
                                                                                  ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  71,136,934 $  48,834,164
                                                                                  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                            2005                        2004
                                                                                    Consolidated
                                                                        -------------------------   -------------------------
NET SALES                                                            $                33,709,428  $               15,662,493

COST OF SALES                                                                        (21,400,248)                 (8,947,365)
                                                                        -------------------------   -------------------------

GROSS PROFIT                                                                          12,309,180                   6,715,128
                                                                        -------------------------   -------------------------

OPERATING EXPENSES
     Selling expenses                                                                    317,324                     578,031
     General and administrative expenses                                                 969,576                     688,232
     Professional fees                                                                   317,448                      36,661
     Depreciation                                                                        534,726                     472,912
     Amortization of land use rights                                                      88,826                      96,901
     Amortization of intangible assets                                                   118,663                     124,709
                                                                        -------------------------   -------------------------
                                                                        -------------------------   -------------------------
             Total Operating Expenses                                                  2,346,563                   1,997,446
                                                                        -------------------------   -------------------------

INCOME FROM OPERATIONS                                                                 9,962,617                   4,717,682
                                                                        -------------------------   -------------------------

OTHER INCOME (EXPENSES)
     Government grant                                                                    117,844                           -
     Interest income                                                                      95,766                      23,122
     Interest expense                                                                 (1,033,861)                   (378,588)
     Other income                                                                         74,027                     109,586
     Other expenses                                                                      (15,177)                          -
                                                                        -------------------------   -------------------------
             Total Other Expenses, net                                                  (761,401)                   (245,880)
                                                                        -------------------------   -------------------------

INCOME BEFORE TAXES                                                                    9,201,216                   4,471,802

INCOME TAX EXPENSE                                                                    (1,402,235)                   (666,995)
                                                                        -------------------------   -------------------------

NET INCOME                                                           $                 7,798,981  $                3,804,807

OTHER COMPREHENSIVE INCOME
     Foreign currency translation gain                                                    17,200                           -
                                                                        -------------------------   -------------------------

COMPREHENSIVE INCOME                                                 $                 7,816,181  $                3,804,807
                                                                        ========================    =========================

NET INCOME PER SHARE-BASIC                                           $                  2,015.76  $                        -
                                                                        ========================    =========================

NET INCOME PER SHARE-DILUTED                                         $                      0.50  $                     0.25
                                                                        ========================    =========================

Weighted average number of shares outstanding during the year-
     basic                                                                                 3,869                           -
                                                                        ========================    =========================

Weighted average number of shares outstanding during the year-
     diluted                                                                          15,689,053                  15,475,595
                                                                        ========================    =========================

  The accompanying notes are an integral part of these consolidated financial statements

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004



                       Series A           Series B
                     Convertible        Convertible
                   Preferred Stock    Preferred Stock     Common Stock
                   Shares     Amount   Shares    Amount  Shares     Amount
                   -------------------------------------------------------

Balance at
January 1, 2004    784,575$      785        - $       -       -  $       -

Net income for
the year                 -         -        -         -       -          -

Transfer to
statutory and
staff
welfare reserves         -         -        -         -       -          -
                   -------------------------------------------------------
Balance at         784,575       785        -         -       -          -
December 31,
2004

Recapitalization         -         -        -         -  78,459        471

Shares issue
for placement            -         -  216,000       216       -          -

Net income for
the year                 -         -        -         -       -          -

Other
comprehensive
income                   -         -        -         -       -          -

Transfer to
statutory and
staff
welfare reserves         -         -        -         -       -          -

Balance at
December 31,
2005               784,575   $   785  216,000 $     216  78,459  $     471
                   =======================================================



                     Additional  Unappropriated     Appropriated      Other
                      paid-in       retained          retained    comprehensive
                      capital       earnings        earnings         income          Total
                  ---------------------------------------------------------------------------
Balance at
January 1, 2004    $ 19,350,932 $      2,885,912 $      649,443 $              - $ 22,887,072

Net income for
the year                      -        3,804,807              -                -    3,804,807

Transfer to
statutory and
staff
welfare reserves              -         (570,721)       570,721                -            -
                  ---------------------------------------------------------------------------
Balance at           19,350,932        6,119,998      1,220,164                -   26,691,879
December 31,
2004

Recapitalization         26,157                -              -                -       26,628

Shares issue
for placement         9,930,196                -              -                -    9,930,412

Net income for
the year                      -        7,798,981              -                -    7,798,981

Other
comprehensive
income                        -                -              -           17,200       17,200

Transfer to
statutory and
staff
welfare reserves              -       (1,208,146)     1,208,146                -            -

Balance at
December 31,
2005               $ 29,307,285 $     12,710,833 $    2,428,310 $         17,200 $ 44,465,100
                  ===========================================================================


  The accompanying notes are an integral part of these consolidated financial statements

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                    2005             2004
                                                                            Consolidated
                                                                          --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $      7,798,981 $      3,804,807
     Adjusted to reconcile net income to cash provided
        by operating activities:
        Depreciation - cost of sales                                           1,245,172          298,142
        Depreciation - operating expenses                                        534,726          472,912
        Amortization of land use rights                                           88,826           96,901
        Amortization of intangible assets                                        118,663          124,709
     Changes in operating assets and liabilities (Increase) decrease in:
        Accounts receivable                                                   (4,438,119)         191,035
        Other receivable and prepaid expenses                                   (901,656)       1,183,916
        Inventories                                                           (5,577,610)      (1,582,120)
        Increase (decrease) in:
        Accounts payable                                                       1,184,215          625,078
        Other payables and accrued liabilities                                   169,653         (835,141)
        Value added tax payable                                                1,288,633        1,287,440
        Income tax payables                                                    1,437,714          666,995
                                                                          --------------   --------------
        Net cash provided by operating activities                              2,949,198        6,334,674
                                                                          --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                       (6,954,383)     (11,870,910)
                                                                          --------------   --------------
        Net cash used in investing activities                                 (6,954,383)     (11,870,910)
                                                                          --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net proceeds from stock issuance in private placement                     9,930,412             --
     Proceeds from recapitalization                                                  471             --
     Additional paid-in capital                                                   26,157             --
     Due from related companies                                               (2,867,001)         940,048
     Due to a stockholder                                                       (107,824)            --
     Due to related companies                                                    (45,695)          54,140
     Notes borrowed                                                            7,496,902        8,164,006
     Notes repaid                                                             (6,894,049)      (1,269,957)
                                                                          --------------   --------------
        Net cash provided by financing activities                              7,539,373        7,888,237
                                                                          --------------   --------------

EFFECT OF EXCHANGE RATE ON CASH                                                   17,200             --
                                                                          --------------   --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      3,551,388        2,352,001

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 2,612,282          260,281
                                                                          --------------   --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $      6,163,670 $      2,612,282
                                                                          ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest                                             $      1,371,642 $        721,427
                                                                          ==============   ==============

            SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

The Company capitalized interest of $337,781 and $342,839 during 2005 and 2004, respectively.

  The accompanying notes are an integral part of these consolidated financial statements

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

      (A)   Organization

      Parallel Technologies, Inc. ("Parallel") was incorporated under the name of M, Inc. in the State of Nevada on October 6, 1982. The name was changed to Parallel Technologies, Inc. on June 3, 1991 on consummation of a business combination transaction. During 1995, Parallel ceased all business operation and disposed of all assets, liabilities and operating activities. Parallel has had no operations or significant assets since the year ended December 31, 1995.

      Diversified Product Inspections, Inc. ("DPI") was incorporated on January 5, 2005 in the State of Nevada as an investment holding company. Through its wholly owned subsidiary, Dalian Diversified Product Inspections Bimetallic Cable Co., Ltd. (" Dalian DPI") incorporated in the People's Republic of China ("PRC") as a wholly owned foreign limited liability company on September 24, 2005, Dalian DPI is engaged in the manufacturing and selling of copper clad aluminum and steel wire, both of which are bimetallic composite wire products that are principally used for network signal transmission cable, cable television wire and other applications. Dalian DPI commenced business on December 28, 2005.

      Dalian Fushi Bimetallic Manufacturing Company Limited ("Dalian Fushi") was incorporated on January 16, 2002 in the PRC as a limited liability company. The business activities of Dalian Fushi are the same with those of Dalian DPI.

      On December 13, 2005, Parallel consummated a Plan of Exchange ("the Agreement") with the shareholders of DPI pursuant to which Parallel issued 784,575.16 shares of newly designated Series A Convertible Preferred Stock ("Series A Stock") to the stockholders of DPI for all the issued and outstanding stocks of DPI.

      The merger of Parallel and DPI was treated for accounting purposes as a capital transaction and recapitalization by DPI ("the accounting acquirer") and re-organization by Parallel ("the accounting acquiree"). The financial statements have been prepared as if the reorganization had occurred retroactively.

      Accordingly, the financial statements include the following:

      (1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

      (2) The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

      On the same date, Dalian DPI entered into a series of agreements (collectively known as the Restructuring Agreements) with Dalian Fushi and the shareholders of Dalian Fushi in which Dalian DPI will take over the management of the business activities of Dalian Fushi and will hold a 100% variable interest in Dalian Fushi. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.

      Parallel, DPI, Dalian DPI and Dalian Fushi are hereinafter referred to as ("the Company").

      The Company changed its name to Fushi International, Inc. on January 27, 2006.

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

      (B)   Use of estimates

            The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (C)   Principles of consolidation

            The accompanying 2005 consolidated financial statements include the financial statements of Parallel and its 100% owned subsidiaries DPI, Dalian DPI and its 100% variable interest entity Dalian Fushi.

            The accompanying 2004 consolidated financial statements include the financial statements of Dalian Fushi.

            All significant inter-company transactions and balances have been eliminated in consolidation.

      (D)   Consolidation of variable interest entity

            In accordance with Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

            In connection with the adoption of FIN 46R, the Company concludes that Dalian Fushi is a VIE and that the Company is the primary beneficiary. Under FIN 46R transition rules, the financial statements of Dalian Fushi are then consolidated into the Company's consolidated financial statements.


      (E)   Cash and cash equivalents

            For purpose of the statements of cash flows, cash and cash equivalents include cash on hand and demand deposits with a bank with a maturity of less than three months.

      (F)   Accounts receivable

            The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements' assessment of the credit history with the customer and current relationships with them.

            As of December 31, 2005 and 2004, the Company considers all its accounts receivable to be collectible and no provision for doubtful accounts has been made in the financial statements.

      (G)   Inventories

            Inventories are stated at lower of cost or market value, cost being determined on a weighted average method. The Company provided inventory allowances based on excess and obsolete inventories determined principally by customer demand.

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

      (H)   Property and equipment

            Property and equipment are stated at cost, less accumulated depreciation. Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

            Depreciation  is provided on a straight-line  basis,  less estimated
            residual  value  over  the  assets'   estimated  useful  lives.  The
            estimated useful lives are as follows:

            Buildings                                  20 Years
            Plant and machinery                        10 Years
            Motor vehicles                               5 Years
            Furniture, fixtures and equipment            5 Years

            Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition. Amortization of land use rights for the years ended December 31, 2005 and 2004 was $88,826 and $96,901 respectively.

      (I)   Long-lived assets

            The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 "Accounting for Goodwill and Other Intangible Assets" and "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 142 and 144"). In accordance with SFAS No. 142 and 144, long-lived assets held and used by the Company are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, when undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. In the opinion of the management, no impairment of property and equipment, intangible assets and land use rights exist at December 31, 2005.

      (J)   Fair value of financial instruments

            Statement of Financial  Accounting  Standards  No. 107,  "Disclosure
            About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Fair value of financial instruments is made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

            The carrying value of cash and cash equivalents, accounts receivable (trade, related parties and others), accounts payable (trade and related party) and accrued liabilities approximate their fair value because of the short-term nature of these instruments. The Company places its cash and cash equivalents with what it believes to be high credit quality financial institutions. The Company has a diversified customer base, most of which are in the PRC. The Company controls credit risk related to accounts receivable through credit approvals, credit limit and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

            The Company's major operation is in the PRC, which may give rise to significant foreign currency risks from fluctuations and the degree of volatility of foreign exchange rates between the United States dollars ("US$") and the Chinese Renminbi ("RMB"). On July 21, 2005, PRC let the RMB to fluctuate ending its decade-old valuation peg to the US$. The new RMB rate reflects an approximately 2% increase in value against the US$. Historically, the PRC government has benchmarked the RMB exchange ratio against the US$, thereby mitigating the associated foreign currency exchange rate fluctuation risk. The Company does not believe that its foreign currency exchange rate fluctuation risk is significant, especially if the PRC government continues to benchmark the RMB against the US$.

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

      (K)   Revenue recognition

            The Company recognizes revenue upon delivery or shipment of the products, at which time title passes to the customer provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectability is deemed probable.

            The local government of Dalian City also approved a grant to the Company to encourage the high technology industry. The grant is recognized as revenue on receipt from the local government.

      (L)   Advertising costs

            Advertising costs for the years ended December 31, 2005 and 2004 were $10,967 and $22,171 respectively, are expensed as incurred and included in cost of sales in the statements of operations.

      (M)   Income taxes

            The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date.

      (N)   Foreign currency transactions

            Parallel, DPI, Dalian DPI and Dalian Fushi maintain their accounting records in their functional currencies of US$, US$, RMB and RMB respectively.

            Foreign currency transactions during the year are translated to the functional currency at the approximate rates of exchange on the dates of transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated at the approximate rates of exchange at that date. No-monetary assets and liabilities are translated at the rates of exchange prevailing at the time the asset or liability was acquired. Exchange gains or losses are recorded in the statement of operations.

            The financial statements of the PRC subsidiaries (whose functional currency is RMB) are translated into US$ using the closing rate method. The balance sheet items are translated into US$ using the exchange rates at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the year. All exchange differences are recorded within equity. Translation gain for the years ended December 31, 2005 and 2004 was $17,200 and $0 respectively.

      (O)   Comprehensive income (loss)

            The foreign currency translation gain or loss resulting from translation of the financial statements expressed in RMB to US$ is reported as other comprehensive income (loss) in the statements of operations and stockholders' equity. Comprehensive income for the years ended December 31, 2005 and 2004 was $17,200 and $0 respectively.

      (P)   Income per share

            Basic income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. PARALLEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

      (Q)   Segments

            The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decision how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments. The Company operates in a single segment.

      (R)   Recent Accounting Pronouncements

            In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The guidelines of this statement are not applicable to the Company.

            In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4"("SFAS 151") This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for the Company July 1, 2005. The Company does not expect the adoption of this statement will have any material impact on its results or financial position.

            In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company does not expect the adoption of this statement will have any material impact on its results or financial position

            In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for
            (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The guidelines of this statement are not applicable to the Company.

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION (CONTINUED)

      (S)   Recent Accounting Pronouncements (Continued)

            SFAS No. 154 ("SFAS 154"), Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3 ("SFAS 3"). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. At such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SFAS 154 on its consolidated financial statement.

            In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155"), which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140"). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company's financial position.


2. CONSOLIDATION OF VARIABLE INTEREST ENTITY

      On December 13, 2005 Dalian DPI entered into the Restructuring Agreements with Dalian Fushi and its shareholders in which Dalian DPI took over the management of the business activities of Dalian Fushi. The Restructuring Agreements consist of the following agreements:
      a) Purchase agreement in which Dalian DPI acquired from Dalian Fushi 15 production lines for $2,973,978; patents and trademarks for $18,587; inventories representing the book value of inventories as at the date of acquisition for $7,627,866 and trade receivables representing the book value as at date of acquisition for $5,771,196. Dalian Fushi also leased to Dalian DPI land and 5 production lines at an annual rent of $12,392 and $ 6,196 respectively.
      b) First and second patent contracts in which 4 patents in use and 1 pending registration patents are transferred from Dalian Fushi to Dalian DPI for $14,870.
      c) Trademark authorization in which the trademark "Fushi" registered in the name of a stockholder was transferred to Dalian DPI free of charge.
      d) Entrusted management contract in which the shareholders of Dalian Fushi entrusted the business operation of Dalian Fushi and its management to Dalian DPI at a monthly management fee. The monthly management fee shall be the monthly net income earned by Dalian Fushi. Dalian DPI shall assume all the operation risks out of the entrusted management of Dalian Fushi and bear all the losses incurred by Dalian Fushi.
      e) Shareholders' voting proxy agreement in which Dalian Fushi appointed Board of Directors of Dalian DPI as their proxy to vote on all matters that require Dalian Fushi shareholders' approval.
      f) Exclusive Option Agreement in which Dalian Fushi shareholders granted Dalian DPI an irrecoverable option to acquire Dalian Fushi's equity and remaining assets.
      g) Share Pledge Agreement in which Dalian Fushi shareholders pledged all their equity interests in Dalian Fushi to guarantee Dalian DPI's rights and benefits under the Restructuring Agreements.

      Under the requirements of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"), the Company consolidated the financial statements of Dalian Fushi, a VIE of Dalian DPI. As both companies are under common control, the financial statements have been prepared as if the transaction had occurred retroactively.

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004

3. ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2005 and 2004 consisted of the following:

                                                                                   2005                 2004
                                                                    --------------------    -----------------

Accounts receivable                                             $             6,198,705  $         1,760,586
Less: allowance for doubtful accounts                                                 -                    -
                                                                    --------------------    -----------------
Accounts receivable, net                                        $             6,198,705  $         1,760,586
                                                                    ====================    =================

As of December 31, 2005 and 2004, the Company considered all accounts receivable collectable and has not recorded a provision for doubtful accounts.

4. INVENTORIES

Inventories at December 31, 2005 and 2004 consisted of the following:

                                                                                   2005                 2004
                                                                    --------------------    -----------------

Raw materials                                                   $             4,638,789  $           862,806
Work-in-progress                                                              1,938,498               93,392
Finished goods                                                                1,050,579            1,094,058
                                                                    --------------------    -----------------
                                                                              7,627,866            2,050,256
Less: provision of obsolescence                                                       -                    -
                                                                    --------------------    -----------------
     Inventories, net                                           $             7,627,866  $         2,050,256
                                                                    ====================    =================

For both of the years ended December 31, 2005 and 2004, the Company has not recorded a provision for obsolete inventories.

5. OTHER RECEIVABLES AND PREPAID EXPENSES

Other receivables and prepaid expenses at December 31, 2005 and 2004 consisted of the following:

                                                                                      2005                    2004
                                                                       --------------------    --------------------

Prepaid expenses                                                    $               29,402  $              111,030
Advances to suppliers                                                            1,993,554                 402,137
Advances to staff                                                                   97,375                 239,732
Deposits for purchases of property and equipment                                   644,362               1,231,652
Other receivables                                                                  994,379                 872,865
                                                                       --------------------    --------------------
                                                                    $            3,759,072  $            2,857,416
                                                                       ======================  ====================

6. PROPERTY AND EQUIPMENT, NET

The following is a summary of property and equipment at December 31:

                                                                                        2005                  2004
                                                                         --------------------    ------------------

Buildings                                                             $           13,619,949  $         13,209,090
Plant and machinery                                                               10,567,148             9,026,944
Office equipment                                                                     486,629               130,007
Motor vehicles                                                                     1,913,383               823,715
Construction in progress                                                          15,071,773            11,514,743
                                                                         --------------------    ------------------
                                                                                  41,658,882            34,704,499
Less: accumulated depreciation                                                    (3,017,099)           (1,237,201)
                                                                         --------------------    ------------------
                                                                         --------------------    ------------------
Property and equipment, net                                           $           38,641,783  $         33,467,298
                                                                         ====================    ==================

Depreciation expense for the years ended December 31, 2005 and 2004 was $1,779,898 and $771,054 respectively.

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


7. INTANGIBLE ASSETS

Intangible assets related to two registered patent rights acquired by the Company from third parties:-

                                                                                    2005                  2004
                                                                       ------------------    ------------------

Patents                                                             $          1,303,822  $          1,303,822
Less: accumulated amortization                                                   484,324               365,661
                                                                       ------------------    ------------------
Intangible assets, net                                              $            819,498  $            938,161
                                                                       ==================    ==================

Intangible assets are stated at cost, less accumulated amortization and are amortized on a straight line basis over 7 years and 15 years from date of acquisition to the date of expiration of the patent registration. Amortization of patents for the years ended and December 31, 2005 and 2004 was $118,663 and $124,709 respectively.


8. LAND USE RIGHTS

Land use rights at December 31, 2005 and 2004 consisted of the following:-

                                                                                    2005                  2004
                                                                       ------------------    ------------------

Rights to use land                                                  $          4,845,065  $          4,845,065
Less: accumulated amortization                                                   242,253               153,427
                                                                       ------------------    ------------------
Land use rights, net                                                $          4,602,812  $          4,691,638
                                                                       ==================    ==================

Land use rights are stated at cost, less accumulated amortization and are amortized over the term of the relevant rights of 50 years from the date of acquisition. Amortization of land use rights for the years ended December 31, 2005 and 2004 was $88,826 and $96,901 respectively.


9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities at December 31, 2005 and 2004 consisted of the following:

                                                                                        2005                  2004
                                                                          -------------------    ------------------
Other payables                                                         $             230,409  $            271,977
Accrued liabilities                                                                  549,489               338,268
                                                                          -------------------    ------------------
                                                                       $             779,898  $            610,245
                                                                          ===================    ==================

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


10. NOTES PAYABLE

Balance at December 31, 2005 and 2004:

                                                                                                2005                          2004
                                                                             ------------------------      ------------------------

Note payable to a bank, interest rate of 5.58% per annum,                $                 4,837,929   $                 4,837,929
       collateralized by buildings and plant and machinery of
       the Company and related parties, due October 2008

Note payable to a bank, interest rate of 5.58% per annum,                                  4,837,930                     4,837,930
       guaranteed by a related company, due October 2008

Note payable to a bank, interest rate of 5.544% per annum,                                         -                     3,628,447
       collateralized by buildings of the Company, due April 2005

Note payable to a bank, interest rate of 5.544% per annum,                                         -                       241,896
       collateralized by buildings of the Company, due April 2005

Note payable to a bank, interest rate of 5.544% per annum,                                         -                       604,741
       collateralized by buildings of the Company, due April 2005

Note payable to a bank, interest rate of 6.138% per annum,                                         -                     1,814,224
       collateralized by buildings of the Company, due September 2005

Note payable to a bank, interest rate of 5.742% per annum,                                         -                       604,741
       collateralized by buildings of the Company, due May 2005

Note payable to a bank, interest rate of 6.138% per annum,                                 1,858,736                             -
       collateralized by buildings of the Company, due February 2006

Note payable to a bank, interest rate of 5.742% per annum,                                   619,579                             -
       collateralized by buildings of the Company, due January 2006

Note payable to a bank, interest rate of 6.138% per annum,                                   991,326                             -
       collateralized by buildings of the Company, due March 2006

Note payable to a bank, interest rate of 6.138% per annum,                                 1,177,199                             -
       collateralized by buildings of the Company, due April 2006

Note payable to a bank, interest rate of 5.742% per annum,                                   371,747                             -
       collateralized by buildings of the Company, due January 2006

Note payable to a bank, interest rate of 5.742% per annum,                                 2,478,315                             -
       collateralized by buildings of the Company, due January 2006
                                                                             ------------------------      ------------------------
                                                                                          17,172,761                    16,569,908
Less: current maturities                                                                   7,496,902                     6,894,049
                                                                             ------------------------      ------------------------
                                                                         $                 9,675,859   $                 9,675,859
                                                                             ========================      ========================


Maturities are as follows:
For the year ending December 31,
2006                                      7,496,902
2007                                              -
2008                                      9,675,859
                                  ------------------
                                  ------------------
                               $         17,172,761
                                  ------------------

Interest paid in 2005 and 2004 was $1,371,642 and $721,427 respectively of which $337,781 and $342,839 was capitalized in 2005 and 2004 in construction in progress respectively.

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


11. INCOME TAX

      a) It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

            The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

      b) Parallel and DPI were incorporated in the United States and have incurred net operating loss for income tax purposes for 2005 and 2004.

            Parallel and DPI have net operating loss carry forwards for income taxes amounting to approximately $145,000 as at December 31, 2005 which may be available to reduce future years' taxable income. These carry forwards, will expire, if not utilized, through 2025. Management believes that the realization of the benefits from these losses appears uncertain due to the Companies' limited operating history and continuing losses. Accordingly, a full, deferred tax asset valuation allowance has been provided and no deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded. The valuation allowance at December 31, 2005 was $49,512. The net change in the valuation allowance for 2005 was an increase of $49,512.

            The federal statutory tax rate reconciled to the effective tax rate during 2005 is as follows:

            Tax at U.S statutory rate                   $                   34%
            State tax rate, net of federal benefits                           -
            Change in valuation allowance                                  (34%)
                                                            --------------------
            Effective tax rate                          $                     -
                                                            --------------------


      c) Dalian DPI was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 30% and no tax benefit is expected from the tax credits in the future. Dalian DPI located its factory in a special economic region in Dalian, the PRC. This economic region allows foreign enterprises a two-year income tax exemption beginning in the first year after they become profitable and a 50% income tax reduction for the following three years. Dalian DPI was approved as a wholly owned foreign enterprise in September 2005. No income tax expense has been recorded for 2005 and 2004 as Dalian DPI commenced business on December 28, 2005.

      d) Dalian Fushi was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. The applicable tax rate has been 30% and no tax benefit is expected from the tax credits in the future. Dalian Fushi located its factory in a special economic region in Dalian, the PRC. This economic region allows high technology enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2002 and 2003 and a 50% income tax reduction for the following three years, being 2004 to 2006. Income tax expense recorded for the years ended December 31, 2005 and 2004 was $1,238,399 and $ 666,995 respectively.

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


12. NET INCOME PER SHARE

      The following is information of net income per share at December 31:

                                                                                        2005                  2004
                                                                         --------------------    ------------------

Net income                                                            $            7,798,981  $          3,804,807
                                                                         ====================    ==================

Basic weighted-average common stock outstanding                                        3,869                     -
Effect of dilutive securities
     Series A and B convertible perferred stock                                   15,687,184            15,475,595
                                                                         --------------------    ------------------
Diluted weighted-average common stock outstanding                                 15,691,053            15,475,595
                                                                         ====================    ==================

Net income per share - basic                                                        2,015.76                     -
                                                                         ====================    ==================

Net income per share - diluted                                                          0.50                  0.25
                                                                         ====================    ==================

13. SEGMENTS

The  following  is  geographic   information  of  the  Company's   revenue  from
non-related parties for the year ended December 31:

                                               2005                    2004
                                  ------------------      ------------------

Finland                       $             310,869   $                   -
China                                    33,274,995              15,662,493
Other foreign countries                     123,564                       -
                                  ------------------      ------------------
                              $          33,709,428   $          15,662,493
                                  ------------------      ------------------

14. STOCKHOLDERS' EQUITY

      (A) STOCK ISSUANCES

            (1) Stock issued for reverse merger

            On December 13, 2005, the Company issued 784,575.16 shares of newly designated Series A Stock to the stockholders of DPI in exchange for all of the issued and outstanding stock of DPI pursuant to the Plan of Exchange.

            (2) Stock issued for private placement

            On December 13, 2005, the Company received net amount after deducting expenses of $9,930,412 from corporation and individual investors for issues of 216,000 shares of newly designated Series B Convertible Preferred Stock ("Series B Stock") by a private placement.

            (3) Stock split

            On January 30, 2006, the Company effected a 245.27:1 reverse stock split. All share and per share amounts have been retroactively restated to reflect the stock split.

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


15. STOCKHOLDERS' EQUITY (CONTINUED)

      (B)   APPROPRIATED RETAINED EARNINGS

            The Company's PRC subsidiaries are required to make appropriations to reserves funds, comprising the statutory surplus reserve, statutory  public welfare fund and  discretionary  surplus  reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People's Republic of China (the "PRC GAAP"). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities' registered capital. Appropriations to the statutory public welfare fund are at 5% to 10% of the after tax net income determined in accordance with the PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

            During 2005 and 2004, the Company appropriated $1,208,146 and $570,721, respectively to the reserves funds based on its net income under PRC GAAP.


16. RELATED PARTY TRANSACTIONS

      In 2004, the Company loaned $456,527 to three related companies as unsecured loans free of interest payment and repayable on demand.

      In 2005, the Company loaned $3,323,528 to four related companies as unsecured loans free of interest payment and repayable on demand. The loans were advanced by Dalian Fushi to the related companies before the recapitalization.

      In 2004, the Company owed a related company $45,695 for short-term unsecured advances free of interest and repayable on demand.

      In 2004, the Company owed a stockholder $107,824 for short-term unsecured advances free of interest and repayable on demand.


17. COMMITMENTS

      (A)   Employee benefits

            The full time employees of the Company's PRC subsidiaries are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees' salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provision and contributions made for such employee benefits was $19,233 and $703 for the years ended December 31, 2005 and 2004, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.


      (B)   Capital commitments

            According to the amended Articles of Association of Dalian DPI, the Company has to fulfill registered capital contributions of $29,800,000 within one year from September 21, 2005. As of December 31, 2005, the Company has fulfilled $8,532,500 of the registered capital requirement and has registered capital commitments of $21,267,500.

      (C)   Commitments

            As at December 31, 2005 and 2004, the Company had firm purchase commitments for capital projects in progress of $49,566 and $216,876 respectively.

                           PARALLEL TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                 AS OF DECEMBER 31, 2005 (CONSOLIDATED) AND 2004


18. CONCENTRATIONS AND RISKS

      During 2005 and 2004, 100% of the Company's assets were located in China.

      The Company relied on five customers and sales to those customers for the years ended December 31, 2005 and 2004 were as follows:

                               Customer A       Customer B    Customer C     Customer D      Customer E
For the year ended
December 31, 2005                      12%             10%            8%             7%               4%
December 31, 2004                      19%             16%           21%             8%              10%

      At December 31, 2005 and 2004, accounts receivable from those customers totaled $2,851,191 and $937,862 respectively.

      The Company relied on two suppliers and purchases from those suppliers for the year ended December 31, 2005 and 2004 were as follows:

                                             Supplier A      Supplier B
      For the year ended
      December 31, 2005                              24%             17%
      December 31, 2004                              59%             37%

      At December 31, 2005 and 2004, accounts payable to those two suppliers totaled $0 and $126,939 respectively.


19. SUBSEQUENT EVENTS

      (A)   Reverse stock split

            On January 30, 2006, the Company effected a 245.27 for 1 reverse stock split of its issued and outstanding common stock as previously approved on December 5, 2005 by its board of directors and stockholders. All shares and per share amounts have been retroactively restated for all periods presented to reflect the effect of the reverse split.

      (B)   Change of the Company's name

            On January 30, 2006, the Company changed its name From "Parallel Technologies, Inc." to "Fushi International, Inc.".

      (C)   Series A and B Stocks

            The Series A and B Stocks were automatically converted into common upon the effectiveness of the reverse split on January 30, 2006 under the certificates of designation for Series A and B Stocks.

(D) Repayment by the related companies

          During January 2006, two related companies repaid $638,681 due to the Company.

(E) Repayment of other receivables

During March 2006, $844,363 owed to the Company included as other receivables