Form 10QSB
period 2006-03-31
FUSHI INTERNATIONAL INC
filed 2006-05-15
CIK 710846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
      __________

                         COMMISSION FILE NUMBER: 0-19276

                                 ---------------

                           Fushi International, Inc.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          NEVADA                                     13-3140715
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENFIFICATION NO.)
INCORPORATION OR ORGANIZATION

     1 Shuang Qiang Road, Jinzhou, Dalian, People's Republic of China 116100
        ----------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011-86-411-9770-3333

                                 ---------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

      The number of shares of Common Stock of the Registrant, par value $.006 per share, outstanding at March 31, 2006 was 19,891,194.

      Transitional Small business Disclosure Format (Check one): Yes |_|; No
|X|.

                            FUSHI INTERNATIONAL INC.
                       INDEX TO MARCH 31, 2006 FORM 10-QSB

                                                                                                                       Page
                                                                                                                     ----------
Part I - Financial Information

Item 1 - Financial Statements

Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited)                                                   1

Condensed Statements of Operations and Comprehensive Income for the three months ended March 31, 2006
(consolidated) and March 31, 2005 (unaudited)                                                                           2

Condensed Statements of Cash Flows for the three months ended March 31, 2006 (consolidated) and March 31, 2005
(unaudited)                                                                                                             3

Notes to the Condensed Consolidated Financial Statements (unaudited)                                                    4

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition                          4

Item 3 - Controls and Procedures                                                                                        9

Part II - Other Information                                                                                            16

Item 6 - Exhibits                                                                                                      17

Signature Page                                                                                                         18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            FUSHI INTERNATIONAL, INC.
                    (PREVIOUSLY PARALLEL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2006 (UNAUDITED)

                            FUSHI INTERNATIONAL, INC.
                    (PREVIOUSLY PARALLEL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES

                                    CONTENTS

                                                                                                        Pages
------------------------------------------------------------------------------------------
Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited)                                        1
------------------------------------------------------------------------------------------

Condensed Statements of Operations and Comprehensive Income for the three months ended
   March 31, 2006 (consolidated) and 2005 (unaudited)                                                        2
------------------------------------------------------------------------------------------

Condensed Statements of Cash Flows for the three months ended March 31, 2006 (consolidated)
   and 2005 (unaudited)                                                                                      3
------------------------------------------------------------------------------------------

Notes to the Condensed Consolidated Financial Statements (unaudited)                                      4-8

------------------------------------------------------------------------------------------

                            FUSHI INTERNATIONAL, INC.
                    (PREVIOUSLY PARALLEL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
                                  BALANCE SHEET
                        AS OF MARCH 31, 2006 (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                        $ 8,452,806
    Accounts receivable, net                                           9,477,298
    Due from a related company                                         2,615,549
    Inventories, net                                                  10,913,459
    Other receivables and prepaid expenses                             3,359,898
                                                                     -----------
        Total Current Assets                                          34,819,010

PROPERTY AND EQUIPMENT, NET                                           40,349,664

OTHER ASSETS
    Intangible assets, net                                               816,292
    Land use rights, net                                               4,731,969
                                                                     -----------
TOTAL ASSETS                                                         $80,716,935
                                                                     -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                 $ 4,927,185
    Other payables and accrued liabilities                             2,085,044
    Notes payable - current maturities                                 9,875,000
    Value added tax and other taxes payable                            4,375,394
    Income tax payable                                                   183,706
                                                                     -----------
        Total Current Liabilities                                     21,446,329

LONG-TERM LIABILITIES
    Notes payable - long term                                         10,000,000
                                                                     -----------

TOTAL LIABILITIES                                                     31,446,329
                                                                     -----------

STOCKHOLDERS' EQUITY
    Common Stock- $0.006 par value
    100,000,000 shares authorized
    19,891,194 shares issued and outstanding                             119,347
    Additional paid-in capital                                        29,110,685
    Retained earnings
      Unappropriated                                                  16,476,749
      Appropriated                                                     2,428,310
    Comprehensive income                                               1,135,515
                                                                     -----------
        Total Stockholders' Equity                                    49,270,606
                                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $80,716,935
                                                                     -----------


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                            FUSHI INTERNATIONAL, INC.
                    (PREVIOUSLY PARALLEL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                                                       2006            2005
                                                                  (Consolidated)
                                                                   ------------    ------------
NET SALES                                                          $ 14,590,143    $  3,994,226

COST OF SALES                                                        (9,321,561)     (2,479,791)
                                                                   ------------    ------------

GROSS PROFIT                                                          5,268,582       1,514,435
                                                                   ------------    ------------

OPERATING EXPENSES
    Selling expenses                                                    116,620          43,470
    General and administrative expenses                                 347,240         134,492
    Professional fee                                                    188,788             768
    Depreciation                                                        164,797         135,044
    Amortization of land use rights                                      25,037          24,225
    Amortization of intangible assets                                    30,659          29,666
                                                                   ------------    ------------
        Total Operating Expenses                                        873,141         367,665
                                                                   ------------    ------------

INCOME FROM OPERATIONS                                                4,395,441       1,146,770
                                                                   ------------    ------------

OTHER INCOME (EXPENSES)
    Interest income                                                      11,012           7,485
    Interest expense                                                   (250,106)       (102,862)
    Other income                                                         91,547              --
    Other expenses                                                      (25,298)         (7,814)
                                                                   ------------    ------------
        Total Other Expenses, net                                      (172,845)       (103,191)
                                                                   ------------    ------------

INCOME FROM OPERATIONS BEFORE TAXES                                   4,222,596       1,043,579

INCOME TAX EXPENSE                                                     (456,680)       (142,764)
                                                                   ------------    ------------

NET INCOME                                                         $  3,765,916    $    900,815

OTHER COMPREHENSIVE INCOME
    Foreign currency translation gains                                1,135,515              --
                                                                   ------------    ------------

COMPREHENSIVE INCOME                                               $  4,901,431    $    900,815
                                                                   ------------    ------------

Net income per share-basic                                         $       0.20    $       0.06
                                                                   ------------    ------------

Net income per share-diluted                                       $       0.19    $       0.06
                                                                   ------------    ------------

Weighted average number of shares outstanding during the period-
    basic                                                            18,474,527      15,475,595
                                                                   ------------    ------------

Weighted average number of shares outstanding during the period-
    diluted                                                          19,532,120      15,475,595
                                                                   ------------    ------------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                            FUSHI INTERNATIONAL, INC.
                    (PREVIOUSLY PARALLEL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005 (UNAUDITED)

                                                           2006           2005
                                                      (Consolidated)
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                          $ 3,765,916    $   900,815
    Adjusted to reconcile net income to cash provided
       by operating activities:
       Depreciation - cost of sales                         273,577        144,387
       Depreciation - operating expenses                    164,797        135,044
       Amortization of land use rights                       25,037         24,225
       Amortization of intangible assets                     30,659         29,666
    Changes in operating assets and liabilities
       (Increase) decrease in:
       Accounts receivable                               (3,278,593)      (541,197)
       Inventories                                       (3,285,593)       156,763
       Other receivable and prepaid expenses                399,174       (332,816)
       Increase (decrease) in:
       Accounts payable                                   2,182,533      1,161,304
       Other payables and accrued liabilities             1,305,146       (181,013)
       Value added tax payable                              505,580        357,456
       Income tax payables                               (1,921,003)      (524,231)
                                                        -----------    -----------
       Net cash provided by operating activities            167,230      1,330,403
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                     (769,597)       (69,540)
                                                        -----------    -----------
       Net cash used in investing activities               (769,597)       (69,540)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Additional paid-in capital                              (78,725)            --
    Due from related companies                              707,979       (882,864)
    Due to related companies                                     --        395,287
    Loans borrowed                                        9,875,000      8,103,532
    Loans repaid                                         (7,496,902)    (6,894,049)
                                                        -----------    -----------
       Net cash provided by financing activities          3,007,352        721,906
                                                        -----------    -----------

EFFECT OF EXCHANGE RATE ON CASH                            (115,849)            --
                                                        -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 2,289,136      1,982,769

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          6,163,670      2,612,282
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 8,452,806    $ 4,595,051
                                                        -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for interest                              $   319,784    $   385,747
                                                        -----------    -----------

    Cash paid for income tax                            $ 2,396,100    $        --
                                                        -----------    -----------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                            FUSHI INTERNATIONAL, INC.
                    (PREVIOUSLY PARALLEL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2006 (UNAUDITED)


NOTE 1   BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ended March 31, 2006 and 2005. The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

      These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.


NOTE 2   ORGANIZATION

      Fushi International, Inc. (formerly Parallel Technologies, Inc.) was incorporated under the name of M, Inc. in the State of Nevada on October 6, 1982. The name was changed to Parallel Technologies, Inc. ("Parallel") on June 3, 1991 and changed to Fushi International, Inc. ("Fushi International") on January 30, 2006 on consummation of a business combination transaction. During 1995, Parallel ceased all business operations and disposed of all assets, liabilities and operating activities. Since the fiscal year ended December 31, 1995, Parallel had no business operations, assets or liabilities, until December 13, 2005, when it acquired Diversified Product Inspections, Inc. ("DPI") and its wholly owned subsidiary, Dalian Diversified Product Inspections Bimetallic Cable Co., Ltd. ("Dalian DPI").

      DPI was incorporated on September 22, 2005 in the State of Delaware. Through its wholly owned subsidiary, Dalian DPI incorporated in the People's Republic of China ("PRC") as a wholly owned foreign limited liability company on September 24, 2005, DPI is engaged in the manufacturing and selling of copper clad aluminum and steel wire, both of which are bimetallic composite wire products that are principally used for network signal transmission cable, cable television wire and other applications. Dalian DPI commenced business on December 28, 2005.

      Dalian Fushi Bimetallic Manufacturing Company Limited ("Dalian Fushi") was incorporated on January 16, 2002 in the PRC as a limited liability company. The business activities of Dalian Fushi are the same with those of Dalian DPI.

      On December 13, 2005, Parallel consummated a Plan of Exchange ("the Agreement") with the shareholders of DPI pursuant to which Parallel issued 784,575.16 shares of newly designated Series A Convertible Preferred Stock to the stockholders of DPI for all the issued and outstanding stocks of DPI.

      The merger of Parallel and DPI was treated for accounting purposes as a capital transaction and recapitalization by DPI ("the accounting acquirer") and re-organization by Parallel ("the accounting acquiree"). The financial statements have been prepared as if the reorganization had occurred retroactively.

                            FUSHI INTERNATIONAL, INC.
                    (PREVIOUSLY PARALLEL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2006 (UNAUDITED)


NOTE 2   ORGANIZATION-continued

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

      Fushi International (formerly Parallel), DPI, Dalian DPI and Dalian Fushi are hereinafter referred to as ("the Company").


NOTE 3   PRINCIPLES OF CONSOLIDATION

      The accompanying unaudited condensed consolidated financial statements for 2006 include the financial statements of Fushi International and its wholly owned subsidiaries, DPI, Dalian DPI and its 100% variable interest entity Dalian Fushi.

      The accompanying unaudited condensed financial statements for 2005 include the financial statements of Dalian Fushi.

      All significant inter-company transactions and balances have been eliminated in consolidation.


NOTE 4   SEGMENTS

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

      1.    The Company operates in a single segment.

      2. The following is geographic information of the Company's revenue for the three months ended March 31:

                                    2006                   2005
                              ------------------  -----------------

Domestic China               $       13,967,802  $         395,661
Other foreign countries                 622,341             37,615
                              ------------------  -----------------
                             $       14,590,143  $         433,276
                              ------------------  -----------------

                            FUSHI INTERNATIONAL, INC.
                    (PREVIOUSLY PARALLEL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2006 (UNAUDITED)

NOTE 5    INVENTORIES

           Inventories at March 31, 2006 consisted of the following:

Raw materials                              $    8,727,502
Work-in-progress                                  849,405
Finished goods                                  1,336,552
                                             -------------
                                               10,913,459
Less: provision of obsolescence                         -
                                             -------------
Inventories, net                          $    10,913,459
                                             -------------

      For the three months ended March 31, 2006, the Company has not recorded a provision for obsolete inventories.


NOTE 6     NOTES PAYABLE

           Notes payable at March 31, 2006 consisted of the following:

Note payable to a bank, interest rate of 5.58% per annum,                           $    5,000,000
      collateralized by buildings and plant and machinery of
      the Company and related parties, due April 2008

Note payable to a bank, interest rate of 5.58% per annum,                                5,000,000
      guaranteed by a related company, due April 2008

Note payable to a bank, interest rate of 5.742% per annum,                               1,250,000
      collateralized by buildings of the Company, due July 2006

Note payable to a bank, interest rate of 6.138% per annum,                               1,187,500
      collateralized by buildings of the Company, due April 2006

Note payable to a bank, interest rate of 5.742% per annum,                               2,000,000
      collateralized by buildings of the Company, due July 2006

Note payable to a bank, interest rate of 5.742% per annum,                               1,250,000
      collateralized by buildings of the Company, due July 2006

Note payable to a bank, interest rate of 5.742% per annum,                               2,500,000
      collateralized by buildings of the Company, due May 2006

Note payable to a bank, interest rate of 5.742% per annum,
      collateralized by buildings of the Company, due June 2006                          1,687,500
                                                                                      -------------
                                                                                    $   19,875,000
Less: current maturities                                                                 9,875,000
                                                                                      -------------
                                                                                    $   10,000,000
                                                                                      -------------

      Maturities are as follows:


For the period ending March 31,
2007                                                   $          9,875,000
2008                                                             10,000,000
                                                          ------------------
                                                       $         19,875,000
                                                          ------------------

      Interest expense for the three months ended March 31, 2006 was $319,784, of which $69,678 was capitalized in construction in progress.

                            FUSHI INTERNATIONAL, INC.
                    (PREVIOUSLY PARALLEL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2006 (UNAUDITED)


NOTE 7  NET INCOME PER SHARE

          The following is information of net income per share at March 31:

                                                               2006             2005
                                                        ----------------    -------------
Net income                                             $      3,765,916     $    900,815
                                                        ----------------    -------------

Basic weighted-average common stock outstanding              18,474,527       15,475,595
Effect of dilutive securities
     Warrants                                                 1,057,593                -
                                                        ----------------    -------------
Diluted weighted-average common stock outstanding            19,532,120       15,475,595
                                                        ----------------    -------------

Net income per share - basic                                       0.20             0.06
                                                        ----------------    -------------

Net income per share - diluted                                     0.19             0.06
                                                        ----------------    -------------

NOTE 8 STOCKHOLDERS' EQUITY

      (A)   Reverse stock split

      On January 30, 2006, the Company effected a 245.27:1 reverse stock split. All share and per share amounts have been retroactively restated to reflect the stock split.

      (B)   Series A and Series B Convertible Preferred Stocks

      The Series A and Series B Convertible Preferred Stocks ("Series A and B Stocks") were automatically converted into common stock upon the effectiveness of the reverse split on January 30, 2006 under the certificates of designation for Series A and B Stocks

      (C) Following the reverse stock split and as of March 31, 2006, the Company had outstanding:

            (1)   19,891,194 shares of common stock, par value $.006.

            (2) warrants to purchase 2,125,000 shares of common stock at an initial exercise price of $3.67 per share, expire December 2010.

            (3) warrants to purchase 424,929 shares of common stock with exercise prices of $3.11 per share, expire December 2011.

            (4) warrants to purchase 80,000 shares of common stock with exercise price of $.01 per share, expire at the earlier of (i) December 2010, or (ii) immediately preceding a Change of Control.


NOTE 9  RELATED PARTY TRANSACTIONS

      As of March 31, 2006, the Company loaned $2,615,549 to a related company as unsecured loan free of interest payment and repayable on demand. The loan was advanced by Dalian Fushi to the related company before the recapitalization.

                            FUSHI INTERNATIONAL, INC.
                    (PREVIOUSLY PARALLEL TECHNOLOGIES, INC.)
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2006 (UNAUDITED)


NOTE 10 COMMITMENTS AND CONTINGENCY

      (A)   Capital commitments

      According to the amended Articles of Association of Dalian DPI, the Company has to fulfill registered capital contributions of $29,800,000 within one year from September 21, 2005. As of March 31, 2006, the Company has fulfilled $9,132,500 of the registered capital requirement and has registered capital commitments of $20,667,500.

      (B)   Commitments

      As at March 31, 2006, the Company had purchase commitments for capital projects in progress of $171,663.

      (C)   Contingency

      On March 27, 2006, the Company received advances of $1,250,000 in the form of Acceptance Bills ("the bills") from two customers and entered into agreements with a bank to discount the bills in exchange for cash. Pursuant to the terms of the agreement, the Company is contingently liable to the bank should the customers fail to honor the bills when they mature.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "believes," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of Fushi International, Inc. (the "Company," and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of May 15, 2006; the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

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

Summary of Operating Results

Three Months Ended March 31, 2006 and March 31, 2005.

                                                 For the three                For the three
                            Increase/             months ended                 months ended
                           (Decrease)            March 31, 2006               March 31, 2005
                                             -----------------------    ---------------------------
Net sales                    265.3%               $ 14,590,143                 $ 3,994,226
Gross Profit                 247.9%               $ 5,268,582                  $ 1,514,435
Operating Income             283.3%               $ 4,395,441                  $ 1,146,770
Net Income                   318.1%               $ 3,765,916                   $ 900,815

Gross Margins                (1.80%)                 36.10%                       37.90%
Operating Margins             1.42%                  30.13%                       28.71%
Net Margins                   3.26%                  25.81%                       22.55%

Overview

      Fushi International, Inc. continued to experience strong sales and profit growth in the three months ended March 31, 2006. Total sales increased to $14.59 million during the period, an increase of 265.3% from $3.99 million during the three months ended March 31, 2005. While gross margins decreased slightly from 37.90% to 36.10%, operating margins improved from 28.71% to 30.13%, and net margins increased from 22.55% to 25.81%, reflecting strong demand, manufacturing efficiencies and effective cost controls. Net earnings increased 318.1% to $3.77 million during the three months ended March 31, 2006, and diluted earnings per share were $0.19, as compared to $0.06 for the same period in 2005.

      During the quarter ended March 31, 2006, we continued to benefit from high copper prices as customers see our bimetallic products as a cost effective substitute for single copper wire in a wide variety of applications. Although increasing copper prices negatively impacted our profit margins, we have nevertheless been able to grow our business and maintain profitability as a result of higher selling prices and capital investment which we made during the fiscal year ended December 31, 2005.

      Average selling prices for our products in the quarter ended March 31, 2006 reaching a record level at $5,033 per ton. We believe, but can make no assurance, that the current market trends of increasing copper prices and strong demand for our products have a strong likelihood of continuing during the current fiscal year.During the quarter, we also commenced the production and processing of aluminum ingots to implement better quality control of the inputs into our production lines.

      The following is a summary of our operating plan for the remainder fiscal 2006. While we believe we can achieve each of the enumerated items, we cannot give any assurance that we will be successful with respect to each of them:

      o We plan to implement pricing strategies to be able to respond to raw material price movements in a more timely manner, which we believe can translate into improved gross and operating margins;

      o We intend to further diversify our customer base and further increase the share of higher margin products in our revenue makeup;

      o We intend to manage our growth so that we do not exceed the limits of our available financing. Therefore, for example, we are in the process of tightening customer credit practices and accelerating cash collection to shorten the number of days accounts receivable remain outstanding;

      o We plan to continue our efforts in expanding the markets for our products;

      o We are reviewing strategic investments, acquisitions and/or forming strategic alliances in order to broaden our customer base and expand our distribution capability;

      o We plan to continue to focus on the PRC market while expanding and enhancing our sales, distribution and customer support capabilities for international sales; and

      o We are seeking to continue to improve the features and performance of our products and enhance our position among PRC manufacturers while making inroads to our principal competitor's market share, both in the PRC and overseas.

Net Sales

      Net sales increased to $14.59 million for the three months ended March 31, 2006 from $3.99 million for the three months ended March 31, 2005, by$10.60 million or 265.3%. Our revenues increased during the period primarily as a result of substantial increase in sales volume and increase in unit selling prices.

The following table breaks down sales by revenue, volume, and unit selling price:

Revenue                                     Q1 2006                 Q1 2005             YTY Change
-------                                     -------                 -------             ----------
CCA                                    $ 14,517,429             $ 3,994,226                      263.46%
CCS                                      $   19,775                                                  N/A
                                                                          -
Aluminum Ingot                           $   52,939                                                  N/A
                                                                          -
------------------------------ --------------------- --- ------------------- ---- -----------------------
   Total                               $ 14,590,143             $ 3,994,226                      265.28%

Sales By Volume-- Tons
CCA                                                                                              170.80%
                                              2,884                   1,065
CCS                                                                                                  N/A
                                                  8                       -
Aluminum Ingot                                                                                       N/A
                                                 42                       -
------------------------------ --------------------- --- ------------------- ---- -----------------------
   Total                                                                                         175.49%
                                              2,934                   1,065

Average Selling Price/ Ton
CCA                                     $  5,033.78              $ 3,750.45                       34.22%
CCS                                     $  2,471.88                                                  N/A
                                                                          -
Aluminum Ingot                          $  1,260.45                                                  N/A
                                                                          -
------------------------------ --------------------- --- ------------------- ---- -----------------------

The following table sets forth the revenue contribution by geography:

                                   Q1 2006                   Q1 2005
                                   -------                   -------
Domestic China                      95.73%                    91.32%
International                        4.27%                     8.68%
--------------------- --------------------- -------------------------
     Total:                        100.00%                   100.00%


      Copper Clad Aluminum (CCA) has been our principal product since inception, generating the majority of our sales. During the quarter ended March 31, 2006, CCA accounted for 99.5% of our net sales and approximately 98.3% of sales when measured by units sold during the quarter ended March 31, 2006. Compared to the same period in 2005, sales volume of CCA grew by 170.8% and the average selling price for CCA grew by 34.2%, resulting in a revenue increase, primarily from CCA sales of $10.50 million, or 263.5%.

      Comparing the quarter ended December 31, 2005 with the quarter ended March 31, 2006, while our revenue from sales of CCA decreased by 9.6% and our sales volume decreased by 24.5%, the average selling price of CCA increased by 18.99% from $4,230 per ton to $5,034 per ton, reflecting high raw material costs and strong demand. Because the Chinese lunar new year fell during the first quarter of the year, our business typically experiences a slow down and interruption during this time. We lost 11 working days for this reason during the quarter. Despite the seasonal patterns, the operating results reflect the continued trend of broad-based conversion from pure copper to CCA that we have experienced since early 2005.

      During the quarter ended March 31, 2006, we started to produce and process aluminum ingot. The decision to do so was driven by our efforts to ensure that the measurements, quality, and physical properties of the aluminum raw material we use in our production are of sufficient quality and meet our specifications. Therefore, we restructured and rearranged our product lines to accommodate CCA, CCS, and Aluminum. CCA-M, previously under a separate product line, was merged into CCA. Our total sales volume amounted to 2,934 tons in the first quarter of 2006 as compared to 1,065 tons in the same period of 2005, up 175.5%.

      Our five largest customers in the years ended December 31, 2003, 2004, 2005 and the quarter ended March 31, 2006, were as follows:

----------------------------------------------- ------------- -- ------------ -- ------------- -- ------------
                                                 % of Sales      % of Sales       % of Sales      % of Sales
Top 5 customers                                     '03              '04             '05            Q1 '06
---------------
                                                -------------    ------------    -------------    ------------
Andrew Corporation                                  14%            21.15%           8.22%             N/A
Zhuhai Hansheng Industrial Co., Ltd.                14%            19.21%           11.59%           6.71%
Jiangxi  Lianchuang  Photoelectricity  Science
Co.                                                 18%            16.19%           9.95%           14.34%
Shantou Jinqiao Cable Co., Ltd.                     17%             8.74%           7.10%            7.88%
ACOME Xintai Cable Co., Ltd.                        N/A            10.08%           3.91%            6.56%
Datang Telecom                                      10%              N/A             N/A              N/A
Taizhou Yihua Specialty Electric Co., Ltd.          N/A              N/A             N/A             5.61%

          Top 5 as % of total sales:                73%            75.37%           40.77%          41.10%
----------------------------------------------- ------------- -- ------------ -- ------------- -- ------------

The following table sets forth the accounts receivable from our five largest customers as percentage of our total accounts receivable:

----- ---------------------------------------------------- --------------------
      Top 5 customers as of 3/31/06                             % of A/R
      -----------------------------
                                                           --------------------
      Jiangxi Lianchuang Photoelectricity Science Co.            12.00%
      Taizhou Yihua Specialty Electric Co., Ltd.                  7.63%
      ACOME Xintai Cable Co., Ltd.                                6.59%
      Zhuhai Hansheng Industrial Co., Ltd.                        4.59%
      Shantou Jinqiao Cable Co., Ltd.                             2.96%

         Top 5 customers as % of A/R:                            33.77%
----- -- ------------------------------------------------- --------------------


Cost of Sales

      Cost of sales was $9.32 million for the three months ended March 31, 2006, as compared to $2.48 million for the three months ended March 31, 2005, an increase of $6.84 million or 275.9%. Cost of sales measured as a percentage of net sales was 63.9%, up from 62.1%. Average cost of sales per ton increased by $849 to $3,177 from $2,328, or 36.5%, comparing the two periods. The significant increase in Cost of Sales was principally driven by increased sales volume, increased raw material costs, and added capacity.

      Copper price is a critical factor affecting the results of our operations for the following reasons: (i) it is one of the most important raw materials that we use to make our products and its acquisition cost directly affects our cost of goods sold, gross profit, and net income; (ii) our bimetallic products target existing customers of pure copper products as we provide a viable, cost effective substitute to pure copper; thus increases in copper prices prompt more potential customers to switch to our products. CCA wire normally is composed of 33.3% copper and 66.7% aluminum in terms of weight. When of the same weight, CCA wire yields three times the length of pure copper wire while offering virtually the same conductivity and anti-corrosion properties. Copper prices almost doubled in fiscal 2005 and this upward trend continued in the first quarter of 2006. During the quarter ended March 31, 2006, we did not engage in hedging activities to manage our exposure to market risks associated with commodity prices movements, although in the future we may consider entering into such programs or use derivative financial instruments to manage these risks to help ameliorate the effects of unanticipated commodity price increases and protect our primary business activities.

The following chart shows Grade A Copper official cash price per ton at London Metal Exchange (LME) from 1/1/2006 to the date of this filing:

                                 [GRAPH OMITTED]

Source: London Metal Exchange

The following table sets forth, for the periods indicated, the cash prices for copper and aluminum, two most important raw materials inputs to our production. The Shanghai Futures Exchange (SHFE) price and Yangtze price, are combined to constitute the basis for the purchase prices we receive when making orders in
China:

                           Copper Price/ Ton                    Aluminum Price/ Ton
                           -----------------                    -------------------
                       SHFE            Yangtze Cash           SHFE           Yangtze Cash     RMB/USD
                       ----            ------------           ----           ------------
      3/31/2006   $         6,264    $          6,262    $        2,497    $          2,490         8.0167
      2/28/2006   $         5,708    $          5,764    $        2,339    $          2,325         8.0415
      1/26/2006   $         5,738    $          5,613    $        2,552    $          2,515         8.0702
     12/30/2005   $         5,189    $          5,278    $        2,365    $          2,366         8.0808
     11/30/2005   $         4,687    $          4,779    $        2,155    $          2,154         8.0877
     10/31/2005   $         4,603    $          4,692    $        2,107    $          2,116         8.0924
      9/30/2005   $         4,517    $          4,552    $        2,049    $          2,060         8.0956

Source: www.ometal.com.

* The currency exchange rates were the noon buying rates in New York City on the dates indicated for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.

The following table sets forth the percentage of raw material purchases from our four largest suppliers:

----- --------------------------------------------------------- --------------------- --- --------------------- --
                                                                   % of Purchase             % of Purchase
      Top 4 Suppliers                                                  Q1 '06                    Q1 '05
      ---------------
                                                                ---------------------     ---------------------
      Baotou Aluminum Co., Ltd.                                        26.87%                     N/A
      Harbin Electric Wire Co.                                         19.36%                    55.60%
      Shanghai Jutai Copper Co.                                        18.66%                    40.70%
      Beijing Golden Eagle Huichuang Copper Co.                        17.76%                     N/A

         Top 4 suppliers as % of total purchase:                       82.65%
         Top 2 suppliers as % of total purchase:                       46.23%                    96.30%
----- -- ------------------------------------------------------ --------------------- --- --------------------- --

The following table sets forth our advances and accounts payable to our four largest suppliers as percentages of the totals:

----------------------------------------------------- ----------------------------- ---- ----------------------- ----
Top 4 Suppliers                                        as % of total advances to            as % of accounts
---------------
                                                               suppliers                        payables
                                                      -----------------------------      -----------------------
Baotou Aluminum Co., Ltd.                                        11.62%                          0.00%
Harbin Electric Wire Co.                                         0.00%                           6.60%
Shanghai Jutai Copper Co.                                        6.91%                           41.90%
Beijing Golden Eagle Huichuang Copper Co.                        6.74%                           16.01%
                                                      -----------------------------      -----------------------
        Total:                                                   25.27%                          64.51%

Gross Profit

      Gross profit for the three months ended March 31, 2006 was $5.27 million, up 247.9% from gross profit of approximately $1.51 million for the corresponding period in the prior year. As a percentage of net sales (gross margin), gross profit fell from 37.9% to 36.1% year over year. This is primarily due to continued significant increase in raw material costs, partially offset by contribution from higher margined products. Average selling prices increased by 34.22% during the period, while the average cost of sales increased by 36.5%, resulting in an overall decrease in gross margins by about 1.8%. Going forward, we intend to: (i) continue to more aggressively grow the higher margin component of our business; (ii) implement better cost control and risk management with respect to raw materials; (iii) develop and implement pricing strategies that would allow us to better respond to raw material price movements in synch with the market while keeping customer retention rates at an acceptably high level.

Selling, General and Administrative Expenses

      Selling expenses and general and administrative expenses remained low during the three months ended March 31, 2006 at 0.8% and 2.4% of net sales, respectively, compared to 1.1% and 3.4%, respectively, during the same period last year. During the quarter ended March 31, 2006, our relatively small sales force of 15 employees remained unchanged. As we prepare to increase production and more aggressively address market opportunities, we anticipate an expansion of our sales force to better respond to the market. In addition, we expect that general and administrative expenses will increase for the foreseeable future as a result of our expected continued growth and the costs of complying with our reporting and other requirements as a public company.

      Professional fees during the quarter ended March 31, 2006 were 1.3% of net sales, a substantial increase from the corresponding period in the prior year, reflecting the additional costs relating to going public and operating as a public company since December, 2005.

      Depreciation and amortization were 1.5% of net sales during the quarter ended March 31, 2006 as compared to 4.7% of net sales in the first quarter of fiscal 2005.

      Operating expenses grew to $873,141 for the three months ended March 31, 2006, up $505,476 or 137.5% as compared to $367,665 for the three months ended March 31, 2005. As a percentage of net sales, operating expenses were 6.0% in the first quarter of 2006 compared to 9.2% in the first quarter of 2005, decreasing despite the increase in sales primarily due to decreased operating expenses across the board except for professional fees.

Income from Operations

      Operating income grew to $4.40 million for the three months ended 31, 2006 as compared to operating income of $1.15 million for the three months ended March 31, 2005, up $3.25 million or 283.3%. As a percentage of net sales, operating income was 30.1% for the first quarter of 2006 as compared to 28.7% for the corresponding period of the prior year. The operating margin improvement was principally due to lower operating expenses.

Income Taxes

      We are a company incorporated in the State of Nevada and conduct substantially all our operations through our PRC operating company. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

      o we did not conduct any material business or maintain any branch office in the United States during the three months ended March 31, 2006,

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

      In the fiscal year ended March 31, 2006, our business operations were solely conducted by our subsidiaries incorporated in the PRC and we are governed by the PRC Enterprise Income Tax Laws. PRC enterprise income tax is calculated based on taxable income determined under PRC GAAP. In accordance with the Income Tax Laws, a PRC domestic company is subject to enterprise income tax at the rate of 33%, value added tax at the rate of 17% for most of the goods sold, and business tax on services at a rate ranging from 3% to 5% annually. A PRC domestic company is also subject to local taxes. However, the Income Tax Laws provide certain favorable tax treatment to a company that qualifies as a "new or high-technology enterprise". Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

      The Dalian Municipal Government issued a notice in 2000 providing for a series of tax preferential treatments to companies that qualify as "new or high-tech" enterprise or companies that are registered and operate in a specified development zone in Dalian City.

      Dalian Fushi was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi's bimetallic composite conductor wire product was approved by Dalian City as a "high-tech" project. As a result, Dalian Fushi is a business entity that is qualified as a "new or high-technology enterprise," and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation (which expired on December 31, 2003) followed by a 50% reduction and other favorable tax treatment for the succeeding three years (which will expire on December 31, 2006). The effective tax rate for the fiscal year ended December 31, 2005, is 15%. We expect the effective tax rate for the fiscal year ended December 31, 2006, to more or less remain at 15%. After December 31, 2006, we may consider available options under applicable PRC tax laws that would enable us to qualify for further preferential tax treatment.

      Dalian DPI was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian DPI located its factories in a special economic region in Dalian. This economic region allows foreign enterprises a two-year income tax exemption beginning in the first year after they become profitable, being 2006 and 2007 and a 50% income tax reduction for the following three years, being 2008 to 2010. Dalian DPI was approved as a wholly owned foreign enterprise in September 2005. No income tax expense has been recorded for the three months ended March 31, 2006 as Dalian DPI qualifies for the tax exemption treatment.

Net Income

      Net income increased to approximately $3.77 million for the three months ended March 31, 2006 from approximately $0.90 million for the three months ended March 31, 2005, representing an increase of $2.87 million or 318.1%. Including the effect of foreign currency translation, comprehensive income increased to $4.90 million, or 444.1%. As a percentage of net sales, net income was approximately 25.8% for the three months ended March 31, 2006, up 3.2% from 22.6% for the three months ended March 31, 2005.

      Earnings per share on a diluted basis was $0.19 for the three months ended March 31, 2006. Following the reverse stock split and as of March 31, 2006, we have outstanding:


-     approximately 20,000,000 shares of our common stock.

- warrants to purchase 2,125,000 shares of common stock at an initial exercise price of $3.67 per share, expiring December 2010.

- warrants to purchase 424,929 shares of common stock with exercise prices of $3.11 per share, expiring December 2011.

- warrants to purchase 80,000 shares of common stock with exercise price of $.01 per share, expiring the earlier of (i) December 2010, (ii) immediately preceding a Change of Control.

Basic and diluted earnings per share are calculated as follows:

                                                                       For the three months ended
                                                               March 31, 2006              March 31, 2005
                                                           -----------------------     -----------------------
Net income                                                      $ 3,765,916                  $ 900,815
                                                           -----------------------     -----------------------
Income applicable to common shareholders                        $ 3,765,916                  $ 900,815
                                                           -----------------------     -----------------------

Basic:
Income applicable to common shareholders                        $ 3,765,916                  $ 900,815
Weighted-average common stock outstanding                        18,474,527                  15,475,595
                                                           -----------------------     -----------------------
      Basic earnings per share                                     $ 0.20                      $ 0.06
                                                           -----------------------     -----------------------

Diluted:
Income applicable to common shareholders                        $ 3,765,916                  $ 900,815
                                                           -----------------------     -----------------------
Weighted-average common stock outstanding                        18,474,527                  15,475,595
Effect  of  dilutive  securities  (assuming  3/31/06  bid
price of FSIN.OB $5.8):
       Warrants                                                  1,057,593                       -
                                                           -----------------------     -----------------------
Diluted weighted-average common stock outstanding                19,532,120                  15,475,595
       Diluted earnings per share                                  $ 0.19                      $ 0.06
                                                           -----------------------     -----------------------

Foreign Currency Translation Gains

On July 21, 2005, the PRC government changed its policy of tying the value of the renminbi(RMB) to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation generally has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

In the first quarter of 2006, the RMB rose against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $1,135,515 during the first quarter of 2006. There can be no assurance that RMB-to-USD exchange rates will remain stable. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. Currently we have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

All of our revenues and a majority of our expenses in the quarter ended March 31, 2006 were denominated in RMB. The income statement accounts and balance sheet amounts with the exception of equity at March 31, 2006 were translated at
8.00 RMB to $1.00 USD as compared to 8.26 RMB at March 31, 2005. The equity accounts were stated at their historical rate.

Liquidity and Capital Resources

Cash

      We historically financed our operations and capital expenditures through cash flows from operations and bank loans. However, neither our cash flows from operations nor our bank loans had been sufficient to keep pace with the growth of our business and provide sufficient working capital to fill increased new orders and purchase necessary new equipment to expand production.

      On December 13, 2005, we raised $12 million in gross proceeds through a private placement offering of our series B convertible preferred stock. We received $9,930,412 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. We intend to use a substantial portion of the net proceeds from the offering for corporate expansion and general corporate purposes, including but limited to, funding of working capital needs, purchase of new equipment to meet existing orders and to provide additional capacity for further expansion, IR and executive search, and other general corporate purposes.

      We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private equity offerings. At times, we may evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which may require the use of cash. We believe that our cash, operating cash flows, credit arrangements, and equity financing taken together, provide adequate resources to fund our ongoing operating expenditures for the balance of 2006. However, it is the management's plan to expand the operations of Fushi International and its subsidiaries as quickly as reasonably practicable. Under these circumstances, the Company may need substantial additional capital to fund such expansion efforts, meet increased working capital need or for other corporate purposes. To that end, we may seek to raise such additional funds through private or public sale of our equity, as well as from other sources. However, there can be no assurance that the Company will be able to raise capital when desired, or on terms favorable to the Company.

      As of March 31, 2006, we had approximately $8.45 million in cash, up $2.29 million from $6.16 million at December 31, 2005. The increase was principally attributable to the additional financing we tapped from existing credit line facilities and the equity financing as described above to meet working capital needs resulting from by rising raw material costs and higher inventory levels.

      Operating activities provided cash of $0.17 million for the three months ended March 31, 2006. This is primarily due to extended cash cycle driven by i) significantly increased raw material costs; (ii) increased accounts receivables as a result of increased sales; (iii) shifting payment terms and patterns and changed credit periods with our customers; (iv) significantly increased inventory levels as a result of production expansion, movement of raw material prices, and purchase of aluminum in large quantities as we prepared to commence production and processing of aluminum ingots and (v) a cash deposit by a customer of approximately $1.25 million. Our current ratio was 1.62 and our quick ratio was 0.84.

      Net cash used in investing activities amounted to $0.77 million for the three months ended March 31, 2006, primarily as a result of capital investment on new equipment and machinery as part of our planned expansion.

      Financing activities provided net cash inflow of $3.01 million during the three months ended March 31, 2006. We rolled over approximately $7.5 million working capital loans and additionally assumed approximately $2.4 million from our existing credit line facilities. Maturities for the working capital financing range from three to six months. We intend to roll these loans over again when they become due.

      As of March 31, 2006, we had the following long-term bank loans and short-term working capital financing outstanding with the following terms:

---------------------------------------- -------------- -------------- ---------- -------------------- --------------------
            Name of lenders                 Date of        Date of     Interest     Borrowed amount      Borrowed amount
                                                                       rate per
                                           borrowing      maturity       annum           (RMB)                (USD)
---------------------------------------- -------------- -------------- ---------- -------------------- --------------------
LONG TERM LOANS
---------------------------------------- -------------- -------------- ---------- -------------------- --------------------
Industrial and Commercial Bank of China  2003.05.06     2008.04.10        5.580%           40,000,000   $    5,000,000
Industrial and Commercial Bank of China  2003.05.17     2008.04.10        5.580%           40,000,000   $    5,000,000
---------------------------------------- -------------- -------------- ---------- -------------------- --------------------
                                                        Total long terms loans:            80,000,000   $  10,000,000
                                                                                  -------------------- --------------------
SHORT TERM LOANS
---------------------------------------- -------------- -------------- ---------- -------------------- --------------------
Revolving credit line of RMB100MM for working capital
             Bank of China               2006.01.23     2006.07.10        5.742%           10,000,000   $    1,250,000
             Bank of China               2005.08.15     2006.04.14        6.138%            9,500,000   $    1,187,500
             Bank of China               2006.02.17     2006.07.05        5.742%           16,000,000   $    2,000,000
             Bank of China               2006.03.15     2006.07.14        5.742%           10,000,000   $    1,250,000
             Bank of China               2005.12.26     2006.05.25        5.742%           20,000,000   $    2,500,000
             Bank of China               2006.02.28     2006.06.27        5.742%           13,500,000   $    1,687,500
---------------------------------------- -------------- -------------- ---------- -------------------- --------------------
                                                        Total short term loans:         RMB79,000,000   $    9,875,000
                                                                                  -------------------- --------------------

* Translated using 1USD=8.0000RMB

We paid interest in the amount of $319,784 during the three months ended March 31, 2006, of which $69,678 was capitalized to Construction in Progress, resulting in interest expense of $250,106.

Accounts Receivable

      Accounts receivable was $9.48 million at March 31, 2006. Accounts receivable related to our five largest customers totaled $3.20 million, accounting for 33.77% of all accounts receivable as of March 31, 2006.

      We extend unsecured credit to large or regular customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each year-end. We only extend 30 to 90 day trade credits to our large customers, who tend to be well-established and large sized businesses, and we have not seen any accounts receivable go uncollected beyond 90 days or experienced any write-off of accounts receivable in the past. Thus, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable.

Due from related companies

      For the fiscal year ended December 31, 2005, Dalian Fushi loaned $3,323,528 to four related companies: Fushi Group, Li Tai Car Repair, Sunshine Exhibit, and Fushi Commerce and Trade. These are short term, unsecured loans, free of interest and repayable on demand. These amounts arose from cash advances to related parties, loans due from related parties and various non-operational transactions incurred with related parties. These parties have already agreed to repay the loans, which have been terminated and we are in the process of collecting the funds due. $707,979 or the amount owed by three of the four related companies, were repaid during the quarter ended March 31, 2006. The balance of $2,615,549 owed by Fushi Commerce and Trade Co. is scheduled to be repaid by May 2006.

Inventories

         Inventories consisted of the following as of March 31, 2006:

                                                       Q1 2006
                                                    -----------

         Raw materials                              $  8,727,502
         Work-in-progress                                849,405
         Finished goods                                1,336,552
                                                    -------------
                                                      10,913,459

         Less: provision of obsolescence                      --
                                                    ------------
         Inventories, net                            $ 10,913,459
                                                    =============

      Our higher level of inventory, largely resulting from the raw material inventory buildup to $8.73 million, was reflective of i) our preparation for the anticipated increase of production and sales for future months in 2006; ii) our beginning to produce aluminum ingot for self consumption and for sales.

      Because the level of our finished good inventories has historically been low, and raw materials normally do not become obsolete, we have not recorded a provision for obsolete inventories for the three months ended March 31, 2006.

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

Bad debts

      The Company's business operations are conducted in the PRC. The Company extends unsecured credit to its relatively large customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. Because we only extend trade credits to our largest customers, who tend to be well-established and large sized businesses, and we have not experienced any write-off of accounts receivable in the past. Thus, we elected not to provide for any bad debt allowance and considered all accounts receivable collectable.

Off-Balance Sheet Arrangements

      Dalian Fushi has not engaged in any off-balance sheet transactions since its inception.

Item 3. Controls and Procedures.

      (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

      (b) Changes in internal controls. During the fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                                     PART II

Item 6. Exhibits

      (a) Exhibits

      31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        FUSHI INTERNATIONAL, INC.


Date: May 15, 2006.                     BY: /s/ Li Fu
                                            ------------------------------------
                                            Li Fu
                                            Chief Executive Officer

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER           DESCRIPTION

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.