Form 10QSB
period 2006-06-30
FUSHI INTERNATIONAL INC
filed 2006-08-15
CIK 710846

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUN3 30, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

     TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 0-19276


                           Fushi International, Inc.
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           NEVADA                                      13-3140715
--------------------------------------     -------------------------------------
(STATE OR OTHER JURISDICTION OF               (I.R.S.  EMPLOYER  IDENFIFICATION
INCORPORATION OR ORGANIZATION                   NO.)


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

The number of shares of Common Stock of the Registrant, par value $.006 per share, outstanding at June 30, 2006 was 19,894,315.

Transitional Small business Disclosure Format (Check one): Yes |_|; No |X|.

                            FUSHI INTERNATIONAL INC.
                       INDEX TO MARCH 31, 2006 FORM 10-QSB

                                                                            Page
                                                                           -----
Part I - Financial Information

Item 1 - Financial Statements                                                 3

Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited)         3

Condensed Statements of Operations and Comprehensive Income
 for the three months ended March 31, 2006 (consolidated)
 and March 31, 2005 (unaudited)                                               4

Condensed Statements of Cash Flows
 for the three months ended March 31, 2006 (consolidated)
 and March 31, 2005 (unaudited)                                               5

Notes to the Condensed Consolidated Financial Statements (unaudited)          6

Item 2 - Management's Discussion and Analysis of Results of Operations and
         Financial Condition                                                 11

Item 3 - Controls and Procedures                                             28

Part II - Other Information

Item 6 - Exhibits                                                            28

Signature Page                                                               29

                          I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            FUSHI INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                                  BALANCE SHEET
                         AS OF JUNE 30, 2006 (UNAUDITED)

      ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                 $     4,583,936
      Accounts receivable, net                                                       10,318,928
      Inventories, net                                                                8,418,957
      Other receivables and prepaid expenses                                         10,616,221
      Income taxes recoverable                                                        1,525,141
                                                                                ---------------
                  Total Current Assets                                               35,463,183

PROPERTY AND EQUIPMENT, NET                                                          44,925,456

OTHER
ASSETS
      Intangible assets, net                                                            785,633
      Land use rights, net                                                            4,706,932
                                                                                ---------------
TOTAL ASSETS                                                                    $    85,881,204
                                                                                ---------------


         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                                                          $     3,526,165
      Other payables and accrued liabilities                                          1,063,290
      Notes payable - current maturities                                             13,450,000
      Value added tax and other taxes payable                                         1,325,803
      Due to related parties                                                             62,720
                                                                                ---------------
                  Total Current Liabilities                                          19,427,978

LONG-TERM LIABILITIES
      Notes payable - long term                                                      10,000,000
                                                                                ---------------

TOTAL LIABILITIES                                                                    29,427,978
                                                                                ---------------

STOCKHOLDERS' EQUITY
      Common Stock- $0.006 par value 100,000,000 shares
      authorized  19,894,315 shares issued and outstanding                              119,366


      Additional paid-in capital                                                     29,107,078
      Retained earnings
        Unappropriated                                                               23,662,957
        Appropriated                                                                  2,428,310
      Comprehensive income                                                            1,135,515
                                                                                ---------------
                  Total Stockholders' Equity                                         56,453,226
                                                                                ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    85,881,204
                                                                                ---------------

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                            FUSHI INTERNATIONAL, INC.
                                AND SUBSIDIARIES
           CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                            For the three     For the three      For the six        For the six
                                                             months ended      months ended      months ended       months ended
                                                            June 30, 2006     June 30, 2005      June 30, 2006      June 30, 2005
                                                          ---------------    --------------     --------------    ---------------
NET SALES                                                 $    18,335,021    $    5,557,236     $  32,925,164     $     9,551,462

COST OF SALES                                                 (10,199,652)       (3,113,375)       (19,521,213)        (5,593,166)
                                                          ---------------    --------------     --------------    ---------------
GROSS PROFIT                                                    8,135,369         2,443,861         13,403,951          3,958,296
                                                          ---------------    --------------     --------------    ---------------
OPERATING EXPENSES
     Selling expenses                                             132,629            48,328            249,249             91,798
     General and administrative expenses                          224,442           215,814            571,682            350,306
     Professional fees                                            280,246                 -            469,034                768
     Depreciation                                                 169,796            66,356            334,593            201,400
     Amortization of land use rights                               25,037            24,225             50,074             48,450
     Amortization of intangible assets                             30,659            29,666             61,318             59,332
                                                          ---------------    --------------     --------------    ---------------
                Total Operating Expenses                          862,809           384,389          1,735,950            752,054
                                                          ---------------    --------------     --------------    ---------------
INCOME FROM OPERATIONS                                          7,272,560         2,059,472         11,668,001          3,206,242

OTHER INCOME (EXPENSES)
     Interest income                                                1,419             6,050             12,431             13,535
     Interest expenses                                           (263,458)         (131,454)          (513,564)          (234,316)
     Other income                                                 229,175                 -            320,722                  -
     Other expenses                                              (113,552)                -           (138,850)            (7,814)
                                                          ---------------    --------------     --------------    ---------------
                Total Other Expenses                             (146,416)         (125,404)          (319,261)          (228,595)

INCOME BEFORE INCOME TAX EXPENSE                                7,126,144         1,934,068         11,348,740          2,977,647

INCOME TAX EXPENSE                                                 60,064          (303,884)          (396,616)          (446,648)

NET INCOME                                                $     7,186,208    $    1,630,184    $    10,952,124   $      2,530,999
                                                          ---------------    --------------     --------------    ---------------
OTHER COMPREHENSIVE INCOME
     Foreign currency translation gains                                 -                 -          1,118,315                  -
                                                          ---------------    --------------     --------------    ---------------

COMPREHENSIVE INCOME                                      $     7,186,208    $    1,630,184     $   12,070,439          2,530,999
                                                          ---------------    --------------     --------------    ---------------

Net income per share-basic                                $          0.36    $         0.11     $         0.55    $          0.16
                                                          ---------------    --------------     --------------    ---------------
Net income per share-diluted                              $          0.34    $         0.11     $         0.55    $          0.16
                                                          ---------------    --------------     --------------    ---------------

Weighted average number of shares outstanding during the
period-basic                                                   19,894,315        15,475,595         19,894,315         15,475,595
                                                          ---------------    --------------     --------------    ---------------
Weighted average number of shares outstanding during the
period-diluted                                                 21,434,692        15,475,595         21,434,692         15,475,595
                                                          ---------------    --------------     --------------    ---------------

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                            FUSHI INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (UNAUDITED)

                                                                                  2006                    2005
                                                                             (Consolidated)
                                                                           -------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                             $        10,952,124      $        2,530,999
    Adjusted to reconcile net income to cash provided
           by operating activities:
           Depreciation - cost of sales                                                666,065                 177,513
           Depreciation - operating expenses                                           334,593                 201,400
           Amortization of land use rights                                              50,074                  48,450
           Amortization of intangible assets                                            61,318                  59,332
    Changes in operating assets and liabilities (Increase) decrease in:
           Accounts receivable                                                      (4,120,223)             (2,357,460)
           Inventories                                                                (791,091)               (381,460)
           Other receivables and prepaid expenses                                   (6,857,149)               (607,136)
           Increase (decrease) in:
           Accounts payable                                                            781,513
                                                                                                              (187,698)
           Other payables and accrued liabilities                                      283,392                 689,137
           Value added tax and other taxes payable                                  (2,544,011)               (697,677)
           Income tax  payables (recoverable)                                       (3,629,850)                446,647
           Net cash used in operating activities                                    (4,813,245)                (77,953)
                                                                           -------------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                              (5,057,136)             (2,327,730)
                                                                           -------------------
           Net cash used in investing activities                                    (5,057,136)             (2,327,730)
                                                                           -------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Additional paid-in capital                                                         (82,313)                      -
    Due from related companies                                                       3,323,528              (1,238,392)
    Due to a stockholder                                                                42,720                       -
    Due to related companies                                                            20,000                 549,350
    Loans borrowed                                                                  13,450,000               9,192,066
    Loans repaid                                                                    (7,496,902)
                                                                                                            (6,894,049)
           Net cash provided by financing activities                                 9,257,033               1,608,975
                                                                           -------------------      ------------------
EFFECT OF EXCHANGE RATE ON CASH                                                       (966,386)                      -
                                                                           -------------------      ------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,579,734)               (796,708)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     6,163,670               2,612,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $         4,583,936      $        1,815,574
                                                                           -------------------      ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid for interest                                            $           655,951      $          646,010
                                                                           -------------------      ------------------

         Cash paid for income tax                                          $         4,044,883      $                -
                                                                           -------------------      ------------------

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                            FUSHI INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2006 (UNAUDITED)


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

     In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. The results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

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

                            FUSHI INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2006 (UNAUDITED)

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

     2.   The following is geographic information of the Company's revenue:

                           For the three months ended  For the six months ended
                                   June 30,                     June 30,
                              2006           2005          2006        2005
                          ------------------------------------------------------
Domestic lChina           $ 18,063,543   $ 8,718,037   $ 32,031,345  $ 9,113,698
Other foreign countries        271,478       400,149        893,819      437,764
                          ------------   -----------   ------------  -----------
                          $ 18,335,021     9,118,186   $ 32,925,164  $ 9,551,462

                            FUSHI INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2006 (UNAUDITED)

NOTE 5    INVENTORIES

           Inventories at June 30, 2006 consisted of the following:

Raw materials                               $        5,716,406
Work-in-progress                                       735,202
Finished goods                                       1,967,349
                                            ------------------
                                                     8,418,957
Less: provision of obsolescence                              -
                                            ------------------
Inventories, net                            $        8,418,957
                                            ------------------

          For the six months ended June 30, 2006, the Company has not recorded a provision for obsolete inventories.


NOTE 6     NOTES PAYABLE

     Notes payable at June 30, 2006 consisted of the following:

Note  payable to a bank,  interest  rate of 5.58% per annum, collateralized  by buildings  and plant and machinery of the
Company and related parties, due April 2008                     $     5,000,000

Note  payable to a bank,  interest  rate of 5.58% per annum,
guaranteed by a related company, due April 2008                       5,000,000

Note payable to a bank,  interest  rate of 5.742% per annum,
collateralized by buildings of the Company, due July 2006             1,250,000

Note  payable to a bank,  interest  rate of 5.94% per annum, collateralized  by buildings  of the  Company,  due November
2006                                                                  2,500,000

Note payable to a bank,  interest  rate of 5.742% per annum,
collateralized by buildings of the Company, due July 2006             1,625,000

Note  payable to a bank,  interest  rate of 5.94% per annum, collateralized  by buildings  of the  Company,  due December
2006                                                                  2,125,000

Note payable to a bank,  interest  rate of 5.742% per annum,
collateralized by buildings of the Company, due July 2006             1,250,000

Note payable to a bank,  interest  rate of 6.338% per annum,
collateralized by buildings of the Company, due May 2007                950,000

Note  payable to a bank,  interest  rate of 5.94% per annum, collateralized  by buildings of the Company,  due  September
2007                                                                  3,750,000
                                                               ----------------
                                                               $     23,450,000
Less: current maturities                                             13,450,000
                                                               $     10,000,000
                                                               ----------------

     Maturities are as follows:

For the period ending June 30,

                2007                $    13,450,000
                2008                     10,000,000
                                    ---------------
                                    $    23,450,000
                                    ---------------

     Interest expense for the six months ended June 30, 2006 was $655,951, of which $142,387 was capitalized in construction in progress. The notes due July 2006 have not been repaid are under negotiations with the bankers for a further extension.

                            FUSHI INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2006 (UNAUDITED)


NOTE 7  NET INCOME PER SHARE

          The following is information of net income per share at June 30:

                                                          2006          2005
                                                    -------------  ------------

Net income                                          $  10,952,124  $  2,530,999
                                                    -------------  ------------

Basic weighted-average common stock outstanding        19,894,315    15,475,595
Effect of dilutive securities
    Warrants                                            1,540,377             -
                                                    -------------  ------------
Diluted weighted-average common stock outstanding      21,434,692    15,475,595
                                                    -------------  ------------

Net income per share - basic                                 0.55          0.16
                                                    -------------  ------------

Net income per share - diluted                               0.51          0.16
                                                    -------------  ------------


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

     (C) Following the reverse stock split and as of June 30, 2006, the Company had outstanding:

          (1)  19,894,315 shares of common stock, par value $.006.

          (2) warrants to purchase 2,125,000 shares of common stock at an initial exercise price of $3.67 per share, expires December 2010.

          (3) warrants to purchase 424,929 shares of common stock with exercise prices of $3.11 per share, expires December 2011.

          (4) warrants to purchase 80,000 shares of common stock with exercise price of $.01 per share, expires at the earlier of (i) December 2010, or (ii) immediately preceding a Change of Control.


NOTE 9  RELATED PARTY TRANSACTIONS

     As of June 30, 2006, the Company owed $20,000 and $42,720 respectively to a related company and a stockholder as unsecured loan free of interest payment and repayable on demand.

                            FUSHI INTERNATIONAL, INC.
                                AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2006 (UNAUDITED)


NOTE 10 COMMITMENTS AND CONTINGENCY

     (A)  Capital commitments

     According to the amended Articles of Association of Dalian DPI, the Company has to fulfill registered capital contributions of $29,800,000 within one year from September 21, 2005. As of June 30, 2006, the Company has
     fulfilled $9,132,500 of the registered capital requirement and has registered capital commitments of $20,667,500.

     (B)  Commitments

          As at June 30, 2006, the Company had commitments for capital projects in progress of $171,663.

     (C)  Contingency

     On March 27, 2006, the Company received advances of $1,250,000 in the form of Acceptance Bills ("the bills") from two customers and entered into agreements with a bank to discount the bills in exchange. Pursuant to the terms of the agreement, the Company is contingently liable to the bank should the customers fail to honor the bills when they mature on September 17, 2006 and September 28, 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "believes," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of Fushi International, Inc. (the "Company," "we" or "us"), and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of August 14, 2006; the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

     We are engaged, through our indirectly wholly-owned operating subsidiary in China, Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd. ("Dalian DPI"), in the manufacture and sale of bimetallic composite wire products, principally copper clad aluminum wires ("CCA") and copper clad steel wires ("CCS"). CCA combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum. It is a cost effective substitute for single copper wire in a wide variety of applications such as coaxial cable for cable television, signal transmission lines for telecommunication networks, distribution lines for electricity, wire components for electronic instruments and devices. Similarly, CCS combines the properties of copper with the strengths of steel and is used where strengths higher than copper are required, such as power system grounding lines, electricity distribution lines, conductor lines of electrified railroad tracks, and patch cords in electronic components.

     Our bimetallic composite wire products are produced using our patented and proprietary "rolling bond welding" manufacturing technology, which was included as a research project under the National Torch Program of the Peoples Republic of China ("PRC"). Our proprietary technology allows us to produce high quality products that deliver stable conductivity performance.

Summary of Operating Results

THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005.

                                  For the three    For the three
                     Increase/    months ended     months ended
                    (Decrease)    June 30, 2006    June 30, 2005
                                  ------------    -------------

Net sales             229.9%      $  18,335,021   $   5,557,236

Gross Profit          232.9%      $   8,135,369   $   2,443,861

Operating Income      253.1%      $   7,272,560   $   2,059,727
Net Income            340.8%      $   7,186,208   $   1,630,184

ESP- Basic            227.3%      $        0.36   $        0.11
EPS- Diluted          209.1%      $        0.34   $        0.11

Gross Margins           0.4%              44.4%           44.0%
Operating Margins       2.6%              39.7%           37.1%
Net Margins             9.9%              39.2%           29.3%

Overview

     During the three months ended June 30, 2006, we have maintained our positive revenue growth and have achieved record results. The demand for our products has continued to grow throughout this year and remains robust as a result of sharp increases in copper prices. Our products, which utilize less copper, but provide the same performance as copper wire, provide a cost effective alternative to our customers. In addition to strong demand from our traditional customers which utilize bimetallic products, we have seen emerging new applications in areas such as electric wire, electric transformers and network infrastructure that have expanded the market for our products and our growth potential.

     In addition to increasing copper prices, our financial performance and results have been driven by (i) increased manufacturing capacity, (ii) an increase in the average selling prices ("ASP") of our products, (iii) and improved operating efficiency. Comparing the quarter ended June 30, 2006 with the quarter ended June 30, 2005, our sales volume increased by 112.8% and ASP increased by 55.0%, resulting in net revenue growth of 229.9%. Our gross profit and net profit also increased substantially by 233% and 341% respectively, year over year, and 54.4% and 90.8%, respectively, when compared sequentially to the first quarter of 2006. Our net income was $7.19 million, representing a net margin of 39.2%, and earnings per share on diluted basis of $0.33.

     While   increasing  raw  material   prices   resulted  in  a  corresponding
significant increase in our cost of sales, we have been able to increase our prices to cover the increased costs. Robust demand led to a rapid escalation of selling prices, with ASP in the second quarter of 2006 reaching a record level at $6,132 per ton, and increase of 55% compared to the same period in 2005.

     As a result of the capital investment which we made during the fiscal year ended December 31, 2005, we increased production capacity to twenty production lines which can be utilized interchangeably with each other to manufacture bimetallic products. In addition, during the three months ended June 30, 2006, we increased the number of "thin" lines from five to ten. "Thin lines" are production lines which produce thinner wire for specialized applications which tend to have higher ASPs and profitability. While we temporarily experienced a supply shortage of copper which caused sporadic disruption of production (it typically takes twenty to twenty five days to bring a new line into production), utilization for the three months ended June 30, 2006 remained high at 90.7%.

     Going forward, in order to accommodate the rapidly increasing demand of our products, we plan to continue to expand our manufacturing capacity to capitalize on new and incremental market opportunities. In addition, we will continue to invest in our business to (i) expand on our core competencies in products; (ii) enhance research and development and our leading position in the industry in the PRC; (iii)start to aggressively pursue growth in the international markets; (iv) develop new growth drivers to facilitate long term sustainable growth. With the PRC economy expanding at a brisk pace, we believe that we are well-positioned to capture further market share as a leading low cost supplier and our that we can deliver long term growth and profitability.

Net Sales

     For the three-month period ended June 30, 2006, we achieved net sales of $18.4 million, representing an increase of $12.8 million or 230% compared to the three months ended June 30, 2005, and a sequential increase of $3.7 million or 25.7% compared to the three months ended March 31, 2006. Our net revenues are net of value-added tax. Our revenue increase during the period relative to the second quarter of 2005 was primarily the result of significant increases in ASP, and a substantial increase in sales volume. The ASP increase is primarily due to higher raw material costs and is also reflective of strong market demand. The volume growth is largely attributable to (i) strong demand from the traditional co-axial market and (ii) an enlarged addressable market resulting from new applications for bimetallic products.

                              REVENUE                         VOLUME
                       ----------------------------  -----------------------
                           Q2 06          Q2 05         Q2 06       Q2 05
---------------------  ------------- --------------  ----------- -----------

 Overall               $ 18,335,021  $   5,557,239    2990 tons   1405 tons
                       ------------- --------------  ----------- -----------
CCA Coaxial                   27.8%          85.0%        28.5%       85.4%
CCA Regular                   27.8%          10.0%        28.4%        9.9%
CCA-M Regular                 37.0%           5.0%        36.3%        4.7%
CCA Thin                       3.7%           0.0%         3.5%        0.0%
CCA-M Thin                     3.7%           0.0%         3.4%        0.0%
                       ------------- --------------  ----------- -----------
Total                          100%           100%         100%        100%
---------------------  ------------- --------------  ----------- -----------

                                      ASP                         Average Unit Cost                Gross Margin
                         -------------------------------    ------------------------------     ----------------------
                                  Q2 06           Q2 05               Q2 06         Q2 05          Q2 06       Q2 05
---------------------    --------------- --------------- -- ---------------- ------------- --- ---------- -----------
Overall                   $        6,132  $        3,955    $          3,411 $      2,216           44.4%       44.0%
---------------------    --------------- --------------- -- ---------------- ------------- --- ---------- -----------
CCA Coaxial               $        5,979  $        3,937    $          3,312  $      2,206          44.6%       44.0%

CCA Regular               $        6,000  $        3,991    $          3,324  $      2,216          44.6%       44.5%

CCA-M Regular             $        6,250  $        4,233    $          3,463  $      2,216          44.6%       47.7%

CCA Thin                  $        6,500             N/A    $          3,853           N/A          40.7%         N/A

CCA-M Thin                $        6,750             N/A    $          4,001           N/A          40.7%         N/A
--------------------- -- --------------- --------------- -- ---------------- ------------- --- ---------- -----------

We currently derive revenues from three main product groups:

     1. Sales of CCA, co-axial cable and wire. With an aluminum core wrapped with T2 pure copper external cladding, diameters range from 5.08 - 2.05mm, CCA is utilized in a variety of applications including cable television, signal transmission lines for wireless telecommunications, and base station sub systems. The CCA coaxial accounted for approximately 28% and 85% of our total net revenues and 29% and 85% of our total sales volume in the three months ended June 30, 2006 and the corresponding period in 2005, respectively. ASP increased from $3,937 per ton to $5,979 per ton, or by 51.9%. Gross margin increased slightly from 44% to 44.6%.

     2. Sales of CCA and Copper-clad Aluminum and Magnesium alloy ("CCA-M"), regular size, sold to downstream manufacturers for further processing to be drawn and pulled into enameled "thin wire". With an aluminum core wrapped with T2 pure copper external cladding, diameters range from 3.00 - 2.05mm. The CCA regular, and CCA-M, regular combined to account for approximately 65% and 15% of our total net revenues and 65% and 15% of our total sales volume in the three months ended June 30, 2006 and the corresponding period in 2005, respectively. ASP for CCA regular increased from $3,991 per ton to $6,000 per ton, or by 51.9%. ASP for CCA-M regular increased from $4,233 to $6,250, or by 47.6%. Gross margin remain relatively unchanged for the product.

     3. Sales of CCA and CCA-M, thin size. Instead of being sold to outside manufacturers, a portion of regular sized CCA and CCA-M was processed in house to yield enameled "thin wire". With diameters ranging from 5.08 - 2.05mm, these thin wires are utilized in distribution lines for electricity and wire components for electronic instruments and devices. We did not offer any thin wire products in fiscal 2005 and we only began scale production of thin wires in the first quarter of 2006. The thin wires accounted for approximately 7% of our total net revenues and 8% of our total sales volume in the three months ended June 30, 2006. ASP was $6,500 and $6,750 per ton, respectively, for CCA thin CCA-M thin. Gross margin was about 41%.

     Pricing of our products is principally affected by raw material costs. We price our products based on the prevailing copper price and aluminum price at the time we enter into sales contracts with our customers, taking into account the size of the contract, the strength and history of our relationship with each customer. Fluctuations in the prevailing market prices of copper have historically affected the prices of our products and are likely to continue to have a material effect on the prices of products in the future.

     Our five largest customers in the years ended December 31, 2003, 2004, 2005 and the quarters ended March 31 and June 30, 2006, were as follows:

------------------------------------------------ ----------- ----------- ----------- ----------- ----------
Five Largest Customers                           % of Sales  % of Sales  % of Sales  % of Sales  % of sales
                                                       '03         '04       '05         Q1 '06     Q2 `06
------------------------------------------------ ----------- ----------- ----------- ----------- ----------
Andrew Corporation                                    14%        21.15%     8.22%         N/A         N/A
Zhuhai Hansheng Industrial Co., Ltd.                  14%        19.21%    11.59%        6.71%       7.77%
Jiangxi Lianchuang Photoelectricity Science Co.       18%        16.19%     9.95%       14.34%       9.09%
Shantou Jinqiao Cable Co., Ltd.                       17%         8.74%     7.10%        7.88%       6.91%
ACOME Xintai Cable Co., Ltd.                          N/A        10.08%     3.91%        6.56%       5.57%
Datang Telecom                                        10%          N/A       N/A          N/A         N/A
Taizhou Yihua Specialty Electric Co., Ltd.            N/A          N/A       N/A          5.6%       5.44%

       Five Largest as % of Total Sales:              73%        75.37%    40.77%       41.10%     34.78%
------------------------------------------------ ----------- ----------- ----------- ----------- ----------

     The following table sets forth the accounts receivables from our top five customers as a percentage of our total accounts receivables:

 ------------------------------------------------ -----------------------
 Five Largest Customers                           % of A/R as of 6/30/06
 ----------------------                           -----------------------
 Jiangxi Lianchuang Photoelectricity Science Co.           7.02%
 Zhuhai Hansheng Industrial Co., Ltd.                      9.83%
 Shantou Jinqiao Cable Co., Ltd.                           7.88%
 ACOME Xintai Cable Co., Ltd.                              7.81%
 Taizhou Yihua Specialty Electric Co., Ltd.                8.69%

    Five Largest Customers as % of A/R:                   41.23%
 ------------------------------------------------ -----------------------

     During the three months ended June 30, 2006, we continued to diversify our customer base. Our five largest customers accounted for only 34.78% of total sales, down significantly from a year ago when a small concentrated number of customers collectively accounted for a majority of our sales. As we expand our business and seek to further diversify our customer base, product mix and geographic presence, we anticipate that our overall customer composition and the largest customers will change from time to time. Our objective is to focus on retaining the existing business and winning new business to capture more market share, both inside the PRC and overseas.

     Utilization was 90.7% of capacity computed on the basis of two regular 12-hour shifts per day(75.6% utilization when capacity is computed based on around-the-clock three 12-hour shift per day manufacturing), compared to 95.4% (79.5%) in the first quarter of 2006 and 99% for the same period in 2005, respectively. The decrease was largely due to: (i) five new "thin" lines which are taking time to achieve full capacity; (ii) our increased manufacturing capacity which means we do not have to operate our machinery at rates which exceed their design capacity which we have done in the past.

Cost of Sales

     Cost of sales was $10.2 million for the three months ended June 30, 2006, compared to $3.1 million for the three months ended June 30, 2005, an increase of $7.1 million or 227.6%. Cost of sales measured by percentage of net sales was 55.6%, slightly down from 56.0%. Average cost of sales per ton increased by $1,195 to $3,411, from $2,216, or 53.9%, comparing the two corresponding periods. The significant increase in Cost of Sales was principally the result of expanded sales volume, increased purchasing costs of raw materials and higher production costs associated with the increase in orders. Total raw material costs amounted to $9.7 million, accounting for 94.7% of Cost of Sales during the second quarter of 2006. By comparison, raw material costs totaled $3.0 million, accounting for 95.3% of Cost of Sales during the second quarter of 2005. Raw material costs by percentage of Cost of Sales remained relatively unchanged.

     Copper price is a critical factor affecting the results of our operations for the following reasons: (i) it is one of the most important raw materials that we use to make our products and its acquisition cost directly affects our cost of goods sold, gross profit, and net income; (ii) our bimetallic products target existing customers of pure copper products as we provide a viable, cost effective substitute to pure copper; thus increases in copper prices prompt more potential customers to switch to our products. For example, CCA coaxial wire normally is composed of 33.3% copper and 66.7% aluminum in terms of weight. When of the same weight, CCA wire yields three times the length of pure copper wire while offering virtually the same conductivity and anti-corrosion properties. Copper prices doubled in the first six months of 2006, reaching all time high in mid May as demonstrated in the following chart.

     The following chart shows Grade A Copper official cash price per ton at London Metal Exchange (LME) from 1/1/2006 to the date of this filing:


        9000    [
                [                                           X
                [                                           X
                [                                           X
        8000    [                                           X
                [                                           X
                [                                           X
                [                            X              X
        7000    [                            X              X
                [                            X              X
                [                            X              X
                [                            X              X
        6000    [                            X              X
                [                            X              X
                [                            X              X
                [                            X              X
        5000    [           X                X              X
                [           X                X              X
                [X          X                X              X
                [X          X                X              X
        4000    [X          X                X              X
                 !          !                !              !
            01/01/2006  02/03/2006      01/05/2006      03/06/2006

Source: London Metal Exchange

     The following table sets forth, for the periods indicated, the cash prices for copper and aluminum, two most important raw material inputs to our production. The Shanghai Futures Exchange price and Yangtze price, are combined to constitute the basis for the purchase prices we receive when making orders in
China:

                     Copper Price/ Ton             Aluminum Price/ Ton
                     -----------------             -------------------
                   SHFE      Yangtze Cash      SHFE       Yangtze Cash   RMB/USD
                ---------    ------------   ----------   -------------  --------

   6/30/2006    $   7,674    $      7,694   $    2,453   $       2,451   8.0065
   5/31/2006    $   9,125    $      9,154   $    2,630   $       2,634   8.0406
   5/15/2006    $  10,158    $     10,216   $    2,950   $       2,931   8.0165
   4/28/2006    $   8,493    $      8,412   $    2,627   $       2,565   8.0239
   3/31/2006    $   6,264    $      6,262   $    2,497   $       2,490   8.0167
   2/28/2006    $   5,708    $      5,764   $    2,339   $       2,325   8.0415
   1/26/2006    $   5,738    $      5,613   $    2,552   $       2,515   8.0702
  12/30/2005    $   5,189    $      5,278   $    2,365   $       2,366   8.0808
  11/30/2005    $   4,687    $      4,779   $    2,155   $       2,154   8.0877
  10/31/2005    $   4,603    $      4,692   $    2,107   $       2,116   8.0924
   9/30/2005    $   4,517    $      4,552   $    2,049   $       2,060   8.0956


Source: www.ometal.com.

* The currency exchange rates were the noon buying rates in New York City on the dates indicated for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.

     The following table sets forth the percentage of raw material purchases from our four largest suppliers:


Five Largest                                    % of Purchase % of Purchase
Suppliers                                        Q2 '06         Q2 '05
----------------------                          ------------- -------------
Baotou Aluminum Co., Ltd.                         22.83%          N/A
Harbin Electric Wire Co.                          12.28%        55.95%
Shanghai Jutai Copper Co.                         17.33%        44.05%
Beijing Golden Eagle Huichuang Copper Co.         20.74%          N/A
Dalian Zhonghe                                    17.25%          N/A

 Five largest suppliers as % of total purchase:   90.43%
 Two largest suppliers as % of total purchase:    43.57%       100.00%
----------------------------------------------- ------------- -------------

     In order to secure adequate and timely supplies of copper, we have entered into various supply agreements with our principal suppliers under which we advanced cash to secure supplies of copper and locked in prices determined at signing of the contract. This has helped reduce our exposure to risks associated with fluctuating copper prices and benefited us an environment in which prices are rising, leading to increased gross margins. We believe that the price of copper remain at a high level in the near future.

     We have not encountered material difficulties in securing raw material supplies to utilize our existing manufacturing capacity since we commenced our business operations. Our principal suppliers usually dedicate portions of their inventories as reserves to meet our manufacturing requirements. As we continue to grow to address market opportunities, raw material supplies, to a large extent, determine our capability to utilize capacity. Failure to obtain sufficient quantities of copper raw materials could decrease our revenues and limit our ability to expand our manufacturing capacity as planned.

     During the quarter ended June 30, 2006, we did not engage in derivative financial instrument related hedging activities to manage our exposure to market risks associated with commodity price movements, although in the future we may consider entering into such programs or instruments to manage these risks to help ameliorate the effects of unanticipated commodity price increases and protect our primary business activities.

Gross Profit

     Gross profit for the three months ended June 30, 2006 was $8.14 million, up 232.9% from gross profit of approximately $2.44 million for the corresponding period in the prior year. As a percentage of net sales (gross margin), gross profit increased slightly from 44.0% to 44.4% year over year. In response to increasing copper prices, we raised selling prices and therefore were able to expand gross margins to above 44%. The gross margin increase was due in part to the prepayment we advanced to suppliers to lock in copper at relatively low price levels; gross margin would have been 38% rather than 44.4% had we not entered into this arrangement. In addition, we benefited from improved manufacturing efficiencies, higher production volumes against fixed costs and the use of low cost labor.

     Our gross profit margins have historically fluctuated between 36% and 44% and we anticipate that they will continue to fluctuate due to several factors, including, changes in the relative mix of our products, the per-unit costs for our products and the ASP for our products. We will continue to focus on enhancing profitability, optimizing cost structure and expanding margins.

Operating Expenses

     Selling expenses and general and administrative expenses remained low during the three months ended June 30, 2006 at 0.7% and 1.2% of net sales, respectively. This is compared to .9% and 3.9%, respectively, a year ago and 0.8% and 3.8%, respectively, in the first quarter of 2006. Selling, general and administrative expenses consist primarily of salaries, bonuses, benefits and related costs for administrative personnel, travel, training and other expenses related to sales and marketing activities, and for general and administrative purposes.

     Professional fees during the second quarter of fiscal 2006 were $280,246, or 1.5% of net sales, while we incurred no such cost during the corresponding period a year ago. The increase reflects the additional costs relating to going public and operating as a public company since December, 2005. Professional fees principally consist of costs for legal, consulting and accounting services.

     Depreciation and amortization were $225,492, or 1.2% of net sales during the first quarter of fiscal 2006 as compared to $120,247, or 2.1% of net sales, in the first quarter of fiscal 2005. The increase as an absolute amount reflects expanded asset base while drop as a percentage of net sales reflects greater leverage.

     Operating expenses increased by 124.5% to $862,808 in the second quarter of fiscal 2006 from $384,134 in the second quarter of fiscal 2005. The increase is primarily due to sales increase. As a percentage of net sales, operating expenses were 4.7% in the second quarter of 2006 compared to 6.9% during the same period last year. Compared sequentially, we incurred $862,808 to generate net sale of $18.3 million in the quarter ended June 30, 2006r while we incurred $873,141 to generate net sales of $14.6 million in the quarter ended March 31, 2006; operating expenses were down $10,333 while sales were up $3.7 million, reflecting scalability and increased operating efficiency.

     During the second quarter of fiscal 2006, economics of scale and leverage of operating expenses benefited us. But as we prepare to increase production capacity and more aggressively address market opportunities, we anticipate an expansion of our sales force to better respond to the market. In addition, we expect that general and administrative expenses will increase for the foreseeable future as a result of our expected continued growth and the costs of complying with our reporting and other requirements as a public company.

Income from Operations

     Operating income grew to $7.31 million for the three months ended June 30, 2006 compared to operating income of $2.1 million for the three months ended June 30, 2005, up $5.2 million or 253.1%. As a percentage of net sales, operating income was 39.7% for the second quarter of 2006 as compared to 37.1% for the corresponding period of the prior year. The operating margin improvement was principally due to lower operating expenses, and to a lesser extent, slightly increased gross margin.

Income Taxes

     We are a company incorporated in the State of Nevada and conduct substantially all our operations through our PRC operating subsidiaries. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

o we did not conduct any material business or maintain any branch office in the United States during the three months ended June 30, 2006,

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

PRC Enterprise income tax

     In the three months ended June 30, 2006, our business operations were solely conducted by our subsidiaries incorporated in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with "Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises," or the Income Tax Law, foreign invested enterprises, or FIEs, established in the PRC are generally subject to an enterprise income tax rate of 33%. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an enterprise income tax rate of 33%. However, the Income Tax Laws provide certain favorable tax treatment to a company that qualifies as a "new or high-technology enterprise". Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

     The Dalian Municipal Government issued a notice in 2000 providing for a series of tax preferential treatments to companies that qualify as "new or high-tech" enterprise or companies that are registered and operate in a specified development zone in Dalian.

     Dalian Fushi was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi's bimetallic composite conductor wire product was approved by Dalian City as a "high-tech" project. As a result, Dalian Fushi is a business entity that is qualified as a "new or high-technology enterprise," and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation (which expired on December 31, 2003) followed by a 50% reduction and other favorable tax treatment for the succeeding three years (which will expire on December 31, 2006). Income tax expense recorded for the first quarter of 2006 was $456,680.

     Dalian DPI was incorporated in the PRC as an FIE and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian DPI located its factories in a special economic region in Dalian. This economic region allows foreign enterprises a two-year income tax exemption beginning in the first year after they become profitable (2006 and 2007), and a 50% income tax reduction for the following three years (2008 to
2010). Dalian DPI was approved as a wholly owned foreign enterprise in September 2005.

     Because substantially all operations of Dalian Fushi have been transferred to Dalian DPI pursuant to a the series of agreements between Dalian Fushi and Dalian DPI as more fully described in our Form 10-KSB for the fiscal year ended December 31, 2005, Dalian Fushi experienced pretax operating loss mainly due to loan interest payment obligations for the three months ended June 30, 2006. The loss was carried back to offset against the taxable income of Dalian Fushi in the previous quarter. As a result, the loss generated a carryback benefit which decreased income tax provision. Subsequently, the tax provision made as of June 30, 2006 is less than the tax provision made as of March 31, 2006 by $60,024. No income tax expense has been recorded for Dalian DPI for the three months ended June 30, 2006 as Dalian DPI is entitled to the tax exemption treatment which commenced December 28, 2005. Consolidated, net tax benefit for the second quarter of 2006 is $60,024.

Net Income

     Net income increased to approximately $7.2 million or 39.2% of net sales for the three months ended June 30, 2006 from approximately $1.6 million or 29.3% of net sales for the three months ended June 30, 2005, representing an increase of $5.6 million or 340% and an increase in net margin by 9.9%. The increases are primarily attributable to continued increase in sales levels and ASPs, continued improvement in operating margins, and exemption and carryback benefit of income tax.

     Earnings per share on a diluted basis was $0.34 for the three months ended June 30, 2006. As of June 30, 2006, we have outstanding:


-    approximately 20,000,000 shares of our common stock.

- warrants to purchase 2,125,000 shares of common stock at an initial exercise price of $3.67 per share, expire December 2010.

- warrants to purchase 424,929 shares of common stock with exercise prices of $3.11 per share, expire December 2011.

- warrants to purchase 80,000 shares of common stock with exercise price of $.01 per share, expire the earlier of (i) December 2010 or (ii) immediately preceding a Change of Control.

Basic and diluted earnings per share are calculated as follows:

                                                  For the three months ended
                                                June 30, 2006    June 30, 2005
                                                -------------    -------------
Earnings:
Net income                                        $ 7,186,208      $ 1,630,184
                                                -------------    -------------
Income applicable to common shareholders          $ 7,186,208      $ 1,630,184
                                                -------------    -------------

Basic:
Income applicable to common shareholders          $ 7,186,208      $ 1,630,184
Weighted-average common stock outstanding          19,894,315       15,474,595
                                                -------------    -------------
      Basic earnings per share                    $      0.36      $      0.11
                                                -------------    -------------

Diluted:
Income applicable to common shareholders          $ 7,186,208      $ 1,934,068
                                                -------------    -------------
Weighted-average common stock outstanding          19,894,315       15,474,595
Effect of dilutive securities (assuming
 FSIN.OB 30-day average of $8.38/share
 as of June 30, 2006):                              1,540,377                -
                                                -------------    -------------
Diluted weighted-average
   common stocks outstanding                      $21,434,692      $15,474,595
       Diluted earnings per share                        0.34             0.11
                                                -------------    -------------

SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005.

                                         For the six       For the six
                          Increase/      months ended      months ended
                         (Decrease)     June 30, 2006     June 30, 2005
                                      ---------------   ---------------

Net sales                   244.7%    $    32,925,164   $     9,551,462
Gross Profit                238.6%    $    13,403,951   $     3,958,296
Operating Income            263.9%    $    11,668,001   $     3,206,242
Net Income                  332.7%    $    10,952,124   $     2,530,999

ESP- Basic                  243.8%              $0.55             $0.16
EPS- Diluted                218.8%              $0.51             $0.16

Gross Margins               (0.7%)              40.7%             41.4%
Operating Margins             1.8%              35.4%             33.6%
Net Margins                   6.8%              33.3%             26.5%

Revenue

     For the six-month period ended June 30, 2006, we generated net revenues of $32.9 million as compared to $9.6 million for the six months ended June 30, 2006. The increase was principally driven by higher selling prices and increased sales volume due to significantly expanded manufacturing capacity. Compared to the same period in 2005, sales volume grew by 138.1% to 5,874 tons and the average selling price (ASP) grew by 44.8% to $5,605 per ton, resulting in a revenue increase of $23.4 million or 244.7%. During the first half of fiscal 2006, we benefited from 1) the secular trend of higher commodity prices, particularly copper, as our pricing is largely raw material cost driven; and 2) the growing demand for our products as they offer attractively priced alternatives to single copper wires with the same or better functionality. In terms of manufacturing capacity, we maintained production of the 20 manufacturing lines at relatively high utilization averaging 93.1%.

Gross Profit

     We achieved a gross profit of $13.4 million for the six months ended June 30, 2006 compared to $4.0 million for the six months ended June 30, 2005, an increase of $9.4 million, or 239%. The increase is directly related to our increases in sales. Gross profit as a percentage of revenues (gross margin), was 40.7% for the six months ended June 30, 2006 compared to 41.4% for the six months ended June 30, 2005, a slight decrease which was primarily due to change in overall gross margin structure resulting from fluctuating gross margins of individual products relating mostly to movement of raw material prices. Specifically, the sharp margin increase to 44.4% during the second quarter of 2006 was largely balanced out by a decrease in gross margin to 36.1% during the first quarter, resulting in the overall gross margin for the first six months of fiscal 2006 at 40.7%. Therefore, for the first half of 2006, we were able to deliver high levels of continued growth while maintaining existing levels of profitability.

Operating Expenses

     We incurred total operating expenses of $1.74 million, or 5.3% of net sales, for the six months ended June 30, 2006. This represents an increase of $983,896, or 131%, compared to $752,054, or 7.9% of net sales for the six months ended June 30, 2005. As a percentage of net sales, selling expenses was down from 1.0% to 0.8%, general and administrative expenses was down from 3.7% to 1.7%, depreciation and amortization decreased from 2.1% and 1.1%, respectively, to 1.0% and 0.4%, respectively. Except for professional fee which was incurred relating to going public and operating as a public company since December, 2005, we experienced decease in operating expenses as a percentage of net sales across the board. The fact that operating expenses increased at a slower pace than revenue growth reflects that we achieved and benefited from improved operational efficiency, economics of scale, and leverage of operating expenses.

Foreign Currency Translation Gains

     In the first half of 2006, the RMB rose against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $1,118,315 during the six months ended June 30, 2006. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.

     All of our revenues and a majority of our expenses in the first half of 2006 were denominated in RMB. The income statement accounts and balance sheet amounts with the exception of equity at June 30, 2006 were translated at 8.00 RMB to $1.00 USD as compared to 8.26 RMB at June 30, 2005. The equity accounts were stated at their historical rate.

Net Income

     Our net income was $10.9million or 33.3% of net sales for the six months ended June 30, 2006, compared to $2.5million or 26.5% of net sales for the six months ended June 30, 2005. The increase was the result of continued increases in sales levels and capacity as well as economics of scale in operations.

     Earnings per share on a diluted basis was $0.51 for the six months ended June 30, 2006.


Cash

     We have historically financed our operations and capital expenditures through cash flows from operations and bank loans. However, neither our cash flows from operations nor our bank loans had been sufficient to keep pace with the growth of our business and provide sufficient working capital to meet increased new orders and purchase necessary new equipment to expand production.

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

     We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. We believe that we can continue meeting our cash funding requirements for our existing business in this manner.

     It is management's intention to expand our operations as quickly as reasonably practicable to capitalize on the demand for our products. Under these circumstances, we may need substantial additional capital to fund such expansion efforts. To that end, we may seek to raise such additional funds through the sale of public or private equity, as well as from other sources. However, there can be no assurance that the Company will be able to raise capital when desired, or on terms favorable to the Company. If we are unable to raise additional working capital, it would likely have a significant negative impact on the expansion of our business.

     As of June 30, 2006, we had approximately $4.5 million in cash, down $1.7 million from $6.2 million at December 31, 2005.

     Working capital (measured by current assets less current liabilities) at June 30, 2006, was $16 million compared to $10 million at December 31, 2005. The increase in working capital is primarily driven by (i) increased accounts receivable resulting from revenue growth as pat of our expansion plan; (ii) the use of cash to secure raw materials at favorable prices; (iii) advances for production facilities; (iv) VAT tax paid and income tax overpaid.

     For the six months ended June 30, 2006, cash used in operating activities totaled $4.8 million. This was principally due to (i) extended cash cycle between timing of inventory purchases and collection of accounts receivable partially offset by an increase in accounts payables and (ii) a substantial increase in other receivables and prepaid expenses. In order to secure supply and lock in copper supplies at preferential prices, we made a decision to make prepayments for copper well in advance of shipment, which required a significant working capital commitment. Advances to suppliers of manufacturing facilities and suppliers of raw materials comprised approximately 90% of prepaid expenses.

     Later this year, when we begin to receive shipments for raw materials and equipment for which we made pre-payments, most of the prepaid expenses will be re-categorized to inventory and fixed assets. The following provides a breakdown of other receivables and prepaid expenses:

             Description                    Closing balance 6/30/2006
---------------------------------------     ---------------------------
 - Advances to suppliers
   Manufacturing facilities                 $  3,155,136
                 Raw materials                 6,124,594
                                            ------------
                    sub total                              $  9,279,730
  - Prepaid expenses                                            412,569
  - Advances to staff                                           357,892
    - Other receivables                                           565,940

---------------------------------------                    ------------
                Total                                        10,616,131
                                                           ============

     We paid a total of $5.1 million VAT in the six months ended June 30, 2006. Value added tax payable in the PRC is charged on an aggregated basis at a rate of 15% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

VAT

VAT payable balance - 12/31/2005                  $      3,869,814
 + VAT accrued for H1 06                          $      2,564,187
 - VAT paid in H1 06                              $      5,108,198
----------------------------------------------    ----------------
VAT payable Balance- 6/30/2006                    $      1,325,803

     The income tax we paid amounted to $4 million. We overpaid approximately $1.5 million. The following table breaks down income tax provision and payment for the first half of 2006:

Income Tax Computation

Income tax payable balance - 12/31/2005           $     2,104,709
  + Q1 06 provision                               $       456,680
  + Q2 06 provision (carryback benefit)           $       (60,064)
  - Income tax paid                               $     4,044,883
----------------------------------------------    ---------------
  Effect of foreign exchange translation          $        18,417
----------------------------------------------    ---------------
Income tax payable (recoverable) balance -        $    (1,525,141)
6/30/2006

     Dalian Fushi over paid income tax by $1.5million during the three months ended June 30, 2006. Because all Dalian Fushi operations were transferred to Dalian DPI, , we can not use carryforwards from Dalian Fushi to offset future taxable income. We have obtained approval from relevant government authority to receive a refund of the full overpayment. However, we can not guarantee that the government tax authority will not change their position on the refund. If that happens, based on SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns, we will need to establish valuation allowances when necessary, to reduce deferred tax assets to the amount expected to be realized.

     For the six months ended June 30, 2006, cash used in investing activities was approximately $5 million, primarily as a result of capital investment on new equipment and machinery as part of our planned expansion.

     Financing activities provided net cash inflow of $9.3 million during the six months ended June 30, 2006. We rolled over approximately $7.5 million working capital loans and also drew down approximately $6 million from our existing credit line facilities to meet working capital needs. Maturities for the working capital financing range from three to six months. We intend to renew these loans over again when they become due. In addition, the loans due from related parties and various non-operational transactions incurred with related parties prior to our going public in the amount of $3,323,528 had all been repaid by May 2006.

     As of June 30, 2006, we had the following long-term bank loans and short-term working capital financing outstanding with the following terms:

---------------------------------------- -------------- ------------- --------- ----------------- ----------------
                                                                      Interest
                                            Date of       Date of     rate per   Borrowed amount   Borrowed amount
            Name of lenders                borrowing      maturity      annum        (RMB)             (USD)
---------------------------------------- -------------- ------------- --------- ----------------- ----------------
LONG TERM LOANS

Industrial and Commercial Bank of China  2003.05.06     2008.04.10       5.580%       40,000,000  $    5,000,000
Industrial and Commercial Bank of China  2003.05.17     2008.04.10       5.580%       40,000,000  $    5,000,000
---------------------------------------- -------------- ------------- --------- ----------------- ----------------
                                                        Total long terms loans:       80,000,000  $   10,000,000
                                                                                ----------------- ----------------

SHORT TERM LOANS

Revolving credit line of RMB100MM for working capital
             Bank of China               2006.01.23     2006.07.10       5.742%       10,000,000  $    1,250,000
             Bank of China               2006.06.20     2006.11.19       5.940%       20,000,000  $    2,500,000
             Bank of China               2006.02.17     2006.07.05       5.742%       13,000,000  $    1,625,000
             Bank of China               2006.03.15     2006.07.14       5.742%       10,000,000  $    1,250,000
             Bank of China               2006.06.28     2006.12.27       5.940%       17,000,000  $    2,125,000
             Bank of China               2006.06.12     2006.09.11       5.940%       30,000,000  $    3,750,000
    Commercial Bank of Dalian City       2006.05.16     2007.05.15       6.338%        7,600,000  $      950,000
                                                        Total short term loans:  RMB 107,600,000  $   13,450,000
                                                                                ----------------- ----------------

* Translated using 1USD=8.0000RMB

     We paid interest in the amount of $655,951 during the six months ended June 30, 2006, of which $142,387 was capitalized to Construction in Progress, resulting in interest expense of $513,564.

Accounts Receivable

     Accounts receivable was $10.3 million at June 30, 2006. Accounts receivable related to our five largest customers totaled $4.2 million, accounting for 41.23% of all accounts receivable as of June 30, 2006.

     We extend unsecured credit to large or regular customers with good credit history. Management reviews its accounts receivable on a regular basis to
determine  if  the  allowance   for  doubtful   accounts  is  adequate  at  each
quarter-end. We only extend 30 to 90 day trade credits to our large customers, who tend to be well-established and large sized businesses, and we have not seen any accounts receivable go uncollected beyond 90 days or experienced any write-off of accounts receivable in the past. Thus, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable.

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

                            FUSHI INTERNATIONAL, INC.



Date: August 14, 2006            BY:      /s/ Wenbing Chris Wang
                                     ----------------------------------------
                                          Wenbing Chris Wang
                                          Chief Financial Officer