Form 10QSB
period 2006-09-30
FUSHI INTERNATIONAL INC
filed 2006-11-14
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 0-19276

_______________

              Fushi International, Inc.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	13-3140715
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENFIFICATION NO.)
INCORPORATION OR ORGANIZATION

1 Shuang Qiang Road, Jinzhou, Dalian, People’s Republic of China 116100
________________________________________________________________
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

ISSUER 'S TELEPHONE NUMBER, INCLUDING AREA CODE: 011-86-411-8770-3333

_______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of shares of Common Stock of the Registrant, par value $.006 per share, outstanding at September 30, 2006 was 19,987,224

Transitional Small business Disclosure Format (Check one): Yes ☐; No ☒.

FUSHI INTERNATIONAL INC.
INDEX TO SEPTEMBER 30, 2006 FORM 10-QSB

Page
Part I - Financial Information

Item 1 - Financial Statements	3

Condensed Consolidated Balance Sheet as of September 30, 2006 (unaudited)	3

Condensed Consolidated Statements of Income and Other Comprehensive Income (Loss) for the three months and nine months ended September 30, 2006 and September 30, 2005 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005 (unaudited)	5

Condensed Notes to the Consolidated Financial Statements (unaudited)	6

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition	13

Item 3 - Controls and Procedures	29

Part II - Other Information

Item 5 - Other Events	29

Item 6 - Exhibits	29

Signature Page	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2006
(Unaudited)

ASSETS

September 30,
CURRENT ASSETS:	2006
Cash	$14,948,599
Accounts receivable, trade, net of allowance for doubtful	7,673,974
accounts of $0 as of September 30, 2006
Inventories	9,696,468
Other receivables and prepaid expenses	1,699,122
Advance to suppliers	5,481,586
Total current assets	39,499,749

PLANT AND EQUIPMENT, net	47,584,260

OTHER ASSETS:
Intangible asset, net	5,506,461

Total assets	$92,590,470

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$1,630,590
Notes payable	379,800
Short term bank loans	12,229,560
Other payables and accrued liabilities	191,704
Customer deposits	544,836
Other taxes payable	2,904,005
Loan from shareholder	4,451,328
Liquidated damage payable	1,466,250
Total current liabilities	23,798,073

LONG TERM LIABILITIES:
Long term debt	10,128,000

Total liabilities	33,926,073

SHAREHOLDERS' EQUITY:
Common stock,$0.006 par value, 100,000,000 shares authorized, 19,987,224 shares issued and outstanding	119,923
Additional paid in capital	29,127,134
Statutory reserves	2,428,310
Retained earnings	25,097,912
Accumulated other comprehensive income	1,891,118
Total shareholders' equity	58,664,397

Total liabilities and shareholders' equity	$92,590,470

The accompanying notes are an integral part of these statements.

FUSHI INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
		(Restated)		(Restated)

REVENUES	$12,956,092	$8,521,006	$45,881,256	$18,072,468

COST OF GOODS SOLD	8,955,882	4,626,276	28,477,095	10,219,442

GROSS PROFIT	4,000,210	3,894,730	17,404,161	7,853,026

OPERATING EXPENSE
Selling expenses	152,045	77,112	401,294	168,910
General and administrative expenses	532,516	456,245	1,573,232	815,133
Depreciation expense	187,273	316,695	521,866	518,095
Amortization expense	55,670	53,890	167,062	161,672

Total operating expense	927,504	903,942	2,663,454	1,663,810

INCOME FROM OPERATIONS	3,072,706	2,990,788	14,740,707	6,189,216

OTHER INCOME (EXPENSE)
Provision for doubtful debts on other receivables		(70,000)		(70,000)
Interest income	30,344	44,509	42,775	58,044
Interest expense	(318,608)	(191,436)	(832,172)	(425,752)
Other income	236,002	89	556,724	89
Other expense	(119,302)	(4,105)	(258,152)	(4,105)
Registration rights penalty	(1,466,250)		(1,466,250)
Total other income (expense)	(1,637,814)	(220,943)	(1,957,075)	(441,724)

INCOME BEFORE INCOME TAXES	1,434,892	2,769,845	12,783,632	5,747,492

PROVISION FOR INCOME TAXES		406,256	396,553	852,904

NET INCOME	$1,434,892	$2,363,589	$12,387,079	$4,894,588

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	629,327	575,885	1,107,923	575,885

COMPREHENSIVE INCOME	2,064,219	2,939,474	13,495,002	5,470,473

Net income per share-basic	$0.07	$0.15	$0.62	$0.32

Weighted average number of shares outstanding during the period - basic	19,932,129	15,475,595	19,907,105	15,475,595

Net income per share-diluted	$0.06	$0.15	$0.55	$0.32

Weighted average number of shares outstanding during the period -diluted	22,761,228	15,475,595	22,612,369	15,475,595

The accompanying notes are an integral part of these statements.

FUSHI INTERNATIONAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,387,079		$4,894,588
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation-cost of sales	1,023,654		372,970
Depreciation-operating expense	521,866		518,095
Amortization of land use right	75,099		88,997
Amortization of intangible asset	91,963		72,676
Provision for doubtful debts on other receivables			70,000
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(1,323,834)		(3,572,132)
Inventories	(1,879,011)		(252,154)
Other receivables	426,237
Other current assets	(3,726,900)		(1,820,879)
Due from related parties	3,352,072		(2,256,060)
Increase (decrease) in liabilities:
Accounts payable	(783,559)		(249,066)
Other payables and accrued liabilities	(481,156)		57,726
Customer deposits	423,141
Taxes payable	(3,158,993)		106,697
Due to related parties			175,092
Liquidated damage payable	1,466,250
Net cash provided by (used in) operating activities	8,413,908		(1,793,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment/fixed assets	(9,286,833)		(3,029,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	4,450,000
Exercise of stock warrants	15,800
Proceeds from bank loans	18,259,578		21,281,795
Payments on bank loans	(13,747,800)		(16,086,115)
Net cash provided by financing activities	8,977,578		5,195,680

EFFECT OF EXCHANGE RATE ON CASH	680,277		(139,727)

INCREASE IN CASH	8,784,929		232,622

CASH, beginning of period	6,163,670		2,612,282

CASH, end of period	$14,948,599		$2,844,904

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$1,049,037		$848,536

Cash paid for income taxes	$4,044,883	$

The accompanying notes are an integral part of these statements.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1 - Basis of presentation

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

In the opinion of management, the unaudited condensed consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. The results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

These financial statements should be read in conjunction with the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

The consolidated statement of income and other comprehensive income for the three and nine months ending September 30, 2005 were restated due to an error with respect to foreign exchange rate in the calculation of foreign exchange translation gain (loss) as part of other comprehensive income (loss). Please refer to Note 12 for details.

Note 2 - Organization

Fushi International, Inc. (formerly Parallel Technologies, Inc.) was incorporated under the name of M, Inc. in the state of Nevada on October 6, 1982. The name was changed to Parallel Technologies, Inc. (“Parallel”) on June 3, 1991 and changed to Fushi International, Inc. (“Fushi International”) on January 30, 2006 on consummation of a business combination transaction. During 1995, Parallel ceased all business operations and disposed of all assets, liabilities and operating activities. Since the fiscal year ended December 31, 1995, Parallel had no business operations, assets or liabilities, until December 13, 2005, when it acquired Diversified Product Inspections, Inc. (“DPI”) and its wholly owned subsidiary, Dalian Diversified Product Inspections Bimetallic Cable Co., Ltd. (“Dalian DPI”).

DPI was incorporated on September 22, 2005 in the state of Delaware. Through its wholly owned subsidiary, Dalian DPI incorporated in the People’s Republic of China (“PRC”) as a wholly owned foreign limited liability company on September 24, 2005, DPI is engaged in the manufacturing and selling of copper clad aluminum and steel wire, both of which are bimetallic composite wire products that are principally used for network signal transmission cable, cable television wire and other applications. Dalian DPI commenced business on December 28, 2005.

Dalian Fushi Bimetallic Manufacturing Company Limited (“Dalian Fushi”) was incorporated on January 16, 2002 in the PRC as a limited liability company. The business activities of Dalian Fushi are the same with those of Dalian DPI

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 2 - Organization, (continued)

On December 13, 2005, Parallel consummated a Plan of Exchange (“the Agreement”) with the shareholders of DPI pursuant to which Parallel issued 784,575.16 shares of newly designated Series A Convertible Preferred Stock to the stockholders of DPI for all the issued and outstanding stock of DPI.

The merger of Parallel and DPI was treated for accounting purposes as a capital transaction and recapitalization by DPI (“the accounting acquirer”) and re-organization by Parallel (“the accounting acquiree”). The financial statements have been prepared as if the reorganization had occurred retroactively.

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

Fushi International (formerly Parallel), DPI, Dalian DPI and Dalian Fushi are hereinafter referred to as (“the Company”).

Note 3 - Principles of Consolidation

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 4 - Segments

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 establishes standards for operating information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decision how to allocate resources and assess performance.

1. The Company operates in a single segment.

2. The following is geographic information of the Company’s revenue:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
	unaudited	unaudited	unaudited	unaudited
Domestic China	$1,361,267	$8,368,752	$44,388,962	$17,842,147
Other foreign countries	594,825	152,254	1,492,294	230,321
	$1,956,092	$8,521,006	$45,881,256	$18,072,468

Note 5 - Inventories

Inventories at September 30, 2006 consisted of the following:

Unaudited
Raw material	$5,150,320
Work-in-progress	1,221,680
Finished goods	3,324,468
9,696,468

For the nine months ended September 30, 2006, the Company has not recorded a provision for obsolete inventories.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 6 - Notes payable

Notes payable at September 30, 2006 consisted of the following:

Note payable to a bank, interest rate of 5.58% per annum,	$5,064,000
collateralized by buildings, plant and machinery of
the Company and related parties, due April 2008

Note payable to a bank, interest rate of 5.58% per annum,	5,064,000
guaranteed by a related company, due April 2008

Note payable to a bank, interest rate of 6.73 % per annum,	2,785,200
collateralized by buildings of the Company, due April 2007

Note payable to a bank, interest rate of 5.94 % per annum,	2,532,000
collateralized by buildings of the Company, due November 2006

Note payable to a bank, interest rate of 5.94 % per annum,	2,152,200
collateralized by buildings of the Company, due November 2006

Note payable to a bank, interest rate of 6.338 % per annum,	962,160
collateralized by buildings of the Company, due May 2007

Note payable to a bank, interest rate of 5.94 % per annum,
collateralized by buildings of the Company, due September 2006	3,798,000
$22,357,560
Less: current maturities	12,229,560
$10,128,000

Maturities are as follows:

For the period ending September 30,	Amount
2007	$12,229,560
2008	10,128,000

Interest expense for the nine months ended September 30, 2006 was $1,049,037, of which $216,865 was capitalized in construction in progress.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 7 - Liquidated damage payable

The Company is obligated to make efforts to cause the registration statement filed with the SEC for the registration of the common stock issued upon the conversion of the series B convertible preferred stock to be declared effective by the SEC within 90 days and not later than 120 days from the date of its initial filling. After the 120th day of the initial filing and for each 30-calendar day period thereafter in which the registration statement fails to be declared effective, the Company shall issue to each investor a number of shares of common stock equal to 3% of such investor’s shares covered by such registration statement at that time.

The Company has accrued $1,466,250 as liquidated damages payable and expensed that amount in the nine months ended September 30, 2006. This amount is based on the shares accrued from May 14, 2006 through August 2, 2006 and it is valued at the highest bid on August 2, 2006, the date of the registration statement to be declared effective , which is at $5.75 per common stock share.

Note 8 - Net income per share

The following is information of net income per share at September 30:

	2006	2005
	Unaudited	Unaudited

Net income	$12,387,079	$4,894,588

Basic weighted-average common stock outstanding	19,907,105	15,475,595
Effect of dilutive securities
Warrants	2,617,139	-
Penalty shares due to liquidated damage	88,125
Diluted weighted-average common stock outstanding	22,612,369	15,475,595

Net income per share - basic	$0.62	$0.32

Net income per share - diluted	$0.55	$0.32

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 9 - Stockholders’ Equity

(A)	Reverse stock split

On January 30, 2006, the Company effected a 245.27:1 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the

(B)	Series A and Series B Convertible Preferred Stocks

The Series A and Series B Convertible Preferred Stocks (“Series A and B Stocks”) were automatically converted into common stock upon the effectiveness of the reverse split on January 30, 2006 under the certificates of designation for Series A and B Stock

(C)	Following the reverse stock split and as of September 2006, the Company had outstanding:

(1) 19,987,224 shares of common stock, par value $.006.

(2) Warrants purchasing 2,112,091 shares of common stock at an initial exercise price of $3.67 per share, expires December 2010.

(3) Warrants purchasing 424,929 shares of common stock with exercise prices of $3.11 per share, expires December 2011.

(D)	Exercise of stock warrants

During the third quarter of 2006, the following warrants were exercised.

(1)
Warrants were exercised for 12,909 shares of common stock. The warrants were initially issued on January 30, 2006, and were each exercisable for one share of the Company’s common stock at $3.67 per share.

(2)
Warrants were exercised for 80,000 shares of common stock. The warrants were initially issued on January 30, 2006, and were each exercisable for one share of the Company’s common stock at $0.01 per share.

Note 10 - Loan from shareholder

In September 2006, one of the Company’s shareholders advanced $ 4,451,328 to the Company. This amount is non-interest bearing, unsecured and will be paid on demand.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 11 - Capital Commitments

According to the amended Articles of Association of Dalian DPI, the Company has to fulfill registered capital contributions of $29,800,000. As of September 30, 2006, the Company has fulfilled $9,132,500 of the registered capital requirement and has registered capital commitments of $20,667,500.

Note 12 - Restatements

The consolidated statement of income and other comprehensive income for the three and nine months ending September 30, 2005 were restated due to an error with respect to foreign exchange rates in the calculation of foreign exchange translation gain (loss) as part of other Comprehensive Income (Loss). The Company is in the process of reviewing the calculation of foreign exchange translation gain (loss) for the year ended December 31, 2005. Once the Company has completed the review process, the Company may need to restate the financial statements to the extent that it is necessary and material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “believes,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of Fushi International, Inc. (the “Company,” “we” or “us”), and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of November 14, 2006; the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

We are engaged, through our indirectly wholly-owned operating subsidiary in China, Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd. (“Dalian DPI”), in the manufacture and sale of bimetallic composite wire products, principally copper clad aluminum wire ("CCA") and copper clad steel wire ("CCS"). CCA combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum. It is a cost effective substitute for single copper wire in a wide variety of applications such as coaxial cable for cable television, signal transmission lines for telecommunication networks, distribution lines for electricity, wire components for electronic instruments and devices. Similarly, CCS combines the properties of copper with the strength of steel and is used where strength greater than that of copper is required, such as for power system grounding lines, electricity distribution lines, conductor lines of electrified railroad tracks, and patch cords in electronic components.

Our bimetallic composite wire products are produced using our patented and proprietary "rolling bond welding" manufacturing technology, which was included as a research project under the National Torch Program of the Peoples Republic of China (“PRC”). Our proprietary technology allows us to produce high quality products that deliver stable conductivity performance. We maintain an internal Research and Development Department to improve our products and their features and develop and test new bimetallic composite materials. Because of our research and development initiatives, we are recognized by the Dalian Municipal Government as a “new- and high-technology” enterprise and have been receiving governmental funding or subsidies for our operations and research and development activities.

We currently derive revenues from three principal product groups by size of diameter of the wire:

1. Sales of CCA, co-axial cable and wire. With an aluminum core wrapped with T2 pure copper external cladding, diameters ranging from 5.08 to 2.05mm, CCA is utilized in a variety of applications including cable television, signal transmission lines for wireless telecommunications, and base station sub systems. The CCA coaxial accounted for approximately 27% and 85% of our total net revenues and 28% and 85% of our total sales volume in the third quarter of 2006 and 2005, respectively. Average selling prices increased from $4,684 per ton to $5,609 per ton, or by 21.5%; however real average selling prices dropped 18.3% after adjusting for raw material cost inflation. Higher raw material costs and lower adjusted average selling prices significantly decreased gross margins from 45.7 to 29.7%.

2. Sales of CCA and Copper-clad Aluminum and Magnesium alloy (“CCA-M”), regular size “mother wire”, sold to downstream manufacturers for further processing to be drawn and pulled into enameled “thin wire”. With an aluminum core wrapped with T2 pure copper external cladding, diameters range from 3.00 to 2.05mm. The CCA regular, and CCA-M, regular combined to account for approximately 61% and 15% of our total net revenues and 62% and 15% of our total sales volume in the third quarter of fiscal 2006 and 2005, respectively. Average selling prices for CCA regular increased from $4,684 per ton to $5,593 per ton, or by 19.4% while real average selling prices dropped 18.6% after adjusting for raw material cost inflation. Average selling prices for CCA-M regular increased from $4,684 to $5,817, or by 24.2% while real average selling prices dropped 15.3% after adjusting for raw material cost inflation. Gross margin decreased from 45.7% to 33.1% and 32.0% respectively.

3. Sales of CCA and CCA-M, thin size. Instead of being sold to outside manufacturers, a portion of regular sized CCA and CCA-M was processed in house to yield enameled “thin wire”. With diameters ranging from 5.08 to 2.05mm, these thin wires are utilized in distribution lines for electricity and wire components for electronic instruments and devices. We did not offer any thin wire products in fiscal 2005 and we only began scale production of thin wires in the first quarter of 2006. The thin wires accounted for approximately 12% of our total net revenues and 10% of our total sales volume in the three months ended September 30, 2006. Average selling price was $6,787 and $7,271 per ton, respectively, for CCA thin CCA-M thin. Gross margins were 39.5% and 30.7% respectively.

Pricing of our products is principally affected by raw material costs. We price our products based on the prevailing copper prices and aluminum prices at the time we enter into sales contracts with our customers, with payment terms taking into account the size of the contract, the strength and history of our relationship with each customer. Fluctuations in the prevailing market prices of copper have historically affected the prices of our products and are likely to continue to have a material effect on the prices of products in the future.

RECENT DEVELOPMENTS

During the quarter ended September 30, 2006,
-
we established our first sales and services center outside Dalian and Beijing in the city of Humen in Guangdong province. Sales to Guangdong currently account for more than 30% of our total sales, making it one of our most strategically significant sales territory in the PRC. In addition, we are in the process of setting up sales offices and branch offices in the provinces of Jiangsu, Zhejiang, Hubei while establishing sales presence in North America, Europe and South East Asia to build a comprehensive international sales footprint. The countries we have received orders or indications from include the United States, Germany, France, Italy, Korea, Japan, and Turkey.

-
We initiated projects with Tsinghua University, Northeast University, Dalian Institute of Technology , and Shanghai Research Institute of Wire and Cable on conducting bimetallic-related research and developments such as Weld Line Automatic Tracking and Control system, applications of CCA in voice and data transmission, high and medium power transmission cable.

Summary of Operating Results

THREE MONTHS ENDED September 30, 2006 and September 30, 2005.

		For the three	For the three
		months ended	Months ended
	Increase/ (Decrease)	September 30, 2006	September 30, 2005

Net sales	52.05%	$12,956,092	$8,521,006
Gross Profit	2.71%	$4,000,210	$3,894,730
Operating Income	2.74%	$3,072,706	$2,990,788
Net Income	(39.0%)	$1,434,892	$2,363,589
Comprehensive Income	(29.0%)	$2,064,219	$2,939,474

ESP- Basic	(53.0%)	$0.07	$0.15
EPS- Diluted	(60.0%)	$0.06	$0.15

Gross Margins	(14.83%)	30.88%	45.71%
Operating Margins	(11.38%)	23.72%	35.10%
Net Margins	(16.67%)	11.70%	27.74%

Overview

During the third quarter of fiscal 2006, we experienced high volatility in growth and profitability due to increases and fluctuations in copper prices. Because our products, which utilize less copper, but provide the same performance as copper wire, provide a cost effective alternative to our customers, demand for our products has remained robust. In addition to strong demand from our traditional customers which utilize bimetallic products primarily in wire and cable for voice and data transmission in telecommunication networks, we have seen dynamic new applications in electric wire, shielding wire, and magnet wire/winding wire, motors, automobile applications, power distribution, enamel, transformers, electrical coils and controls as well as other specialized applications.

Highlights for the quarter include an increase of 22.4% in sales volume and margins increased by 24.2%, resulting in net revenue growth of 52.1%, comparing to the third quarter of fiscal 2005. Our net profit decreased by 39% to $1.4 million, representing a net margin of 11.0%, and earnings per share on diluted basis of $0.06. In addition, as set forth above, during the third quarter of fiscal 2006, we established our first sales and services center outside Dalian and Beijing in the city of Humen in Guangdong province. Sales to Guangdong currently account for more than 30% of our total sales, making it one of our most strategically significant sales territory in the PRC.

As a result of the capital investment which we made during the fiscal year ended December 31, 2005, we increased production capacity to twenty production lines which can be utilized interchangeably with each other to manufacture bimetallic products.  In addition, during the second quarter of fiscal 2006, we increased the number of “thin” lines from five to ten. “Thin lines” are production lines which produce thinner wire for specialized applications which tend to have higher average selling prices and margins.

Going forward, while we expect copper prices to continue to be volatile, we remain optimistic about the market opportunity and potential for the bimetallic industry. We believe that high copper prices will keep demand strong. Our ability to meet increased customer demand for our products will depend on whether we have sufficient production capacity, among other factors.  In order to accommodate the rapidly increasing demand of our products, we plan to continue to expand our manufacturing capacity to capitalize on new and incremental market opportunities. In order to do so, we will seek to raise capital from outside sources, the availability of which, or availability on acceptable terms, cannot be assured.

In addition, we will continue to invest in our business to (i) expand on our core competencies in products; (ii) enhance research and development and our leading position in the industry in the PRC; (iii) grow our salesforce and pursue growth in the international market; (iv) vertically integrate to secure raw material supply and increase value-add elements in finished products. With the PRC economy expanding at a brisk pace, we believe that we are well-positioned to capture further market share as a leading low cost supplier and that we can deliver long term growth and profitability.

As explained below, for the quarter ended September 30, 2006, we incurred a penalty of 255,000 shares of Common Stock which resulted in a charge to income of $1.5 million. This is a one-time charge relating to our December, 2005 financing.

Net Sales

For the three-month period ended September 30, 2006, our net sales were $13.0 million, representing an increase of $4.4 million or 52.1% compared to the three months ended September 30, 2005. Our net revenues are net of value-added tax. Our revenue increase during the period relative to the third quarter of 2005 was primarily attributable to increases in average selling prices and sales volume growth. The average selling price increase is primarily due to higher raw material costs and is also reflective of strong market demand. The volume growth is primarily the result of increased demand from new markets such as electromagnet wire, winding wire, shielding wire, distribution and coils, partially offset by a stabilized traditional co-axial market. CCA and CCA-M continued to comprise significantly all of our total product sales in both comparable periods.

The following tables break down the revenues and sales volumes by product categories, comparing the two indicated periods.

Revenues	Q3 '06%		Q3 '05%
CCA Coaxial	$3,498,145	27%	$7,242,855	85%
CCA Regular	$3,239,023	25%	$852,101	10%
CCA-M Regular	$4,664,193	36%	$426,050	5%
CCA Thin	$906,926	7%	N/A	N/A
CCA-M Thin	$647,805	5%	N/A	N/A
Total	$12,956,092	100%	$8,521,006	100%

Volume	Q3 '06 (tons)%		Q3 '05(tons)%	%
CCA Coaxial	624	28%	1,546	85%
CCA Regular	579	26%	182	10%
CCA-M Regular	802	36%	91	5%
CCA Thin	134	6%	N/A	N/A
CCA-M Thin	89	4%	N/A	N/A
Total	2,227	100%	1,819	100%

The following table sets forth the Average Selling Prices, Average Unit Costs, and Gross Margins of each product categories, for the indicated periods:

	ASP		Average Unit Cost		Gross Margin
	Q3 06	Q3 05	Q3 06	Q3 05	Q3 06	Q3 05
Overall	$5,817	$4,684	$4,021	$2,543	30.9%	45.7%

CCA Coaxial	$5,609	$4,684	$3,943	$2,543	29.7%	45.7%
CCA Regular	$5,593	$4,684	$3,740	$2,543	33.1%	45.7%
CCA-M Regular	$5,817	$4,684	$3,955	$2,543	32.0%	45.7%
CCA Thin	$6,787	N/A	$4,106	N/A	39.5%	N/A
CCA-M Thin	$7,271	N/A	$5,040	N/A	30.7%	N/A

The following table breaks down number of our customers and sales to application categories by province, for the first nine months of fiscal 2006.

Province	# of Customers	Co-axial Cable (tons)	Electromagnetic Wire (tons)	Shielding Wire (tons)	Total Tonage	As % of Total
Guangdong	23	1,606	658	988	3,252	40%
Jiangsu	13	638	254	342	1,235	15%
Zhejiang	14	617	247	377	1,242	15%
Hubei	8	230	16	82	329	4%
Jiangxi	9	421	29	86	536	7%
Sichuan	7	395	25	74	494	6%
Shandong	13	638	82	82	803	10%
Others	6	123	62	62	247	3%

Total	93	4,768	1,373	2,095	8,137	100.00%

The following table sets forth our five largest customers as of September 30, 2006 and the accounts receivables from our top five customers as a percentage of our total accounts receivable:

Five Largest Customers	% of sales for the three months ended September 30, 2006	% of Accounts Receivables as of September 30, 2006
Jiangxi Lianchuang Photoelectricity Science Co.	6.73%	7.62%
Zhuhai Hansheng Industrial Co., Ltd.	6.19%	11.48%
Taizhou Yihua Specialty Electric Co., Ltd.	6.20%	6.74%
Shantou Jinqiao Cable Co., Ltd.	5.83%	14.66%
ACOME Xintai Cable Co., Ltd.	5.32%	14.88%

Five Largest Customers as % of Total:	30.27%	55.38%

During the three months ended September 30, 2006, we continued to diversify our customer base. Our five largest customers accounted for only 30.27% of total sales, down significantly from a year ago when a small concentrated number of customers collectively accounted for a majority of our sales. As of September 30, 2006, the receivable balance due from these five customers represented 55.38% of total accounts receivables. As we expand our business and seek to further diversify our customer base, product mix and geographic presence, we anticipate that our overall customer composition and our largest customers will change from time to time. Our objective is to focus on retaining existing business and winning new business to capture more market share, both inside the PRC and overseas.

Our ability to increase sales, maintain and potentially expand operating and net margins largely depends on whether we are able to pass raw material price increases along to our customers, among other factors. Over the long term, we anticipate sales growth to continue to be aggressive and broadly based principally due to increased conversion market visibility, expanding market sizes, product profitability, and momentum to gain additional market shares.  Our ability to meet increased customer demand for our products will depend on whether we have sufficient production capacity, among other factors.

Accounts Receivable

Accounts receivable was $7.7 million at September 30, 2006. Accounts receivable related to our five largest customers totaled $4.3 million, accounting for 55.38% of all accounts receivable as of September 30, 2006.

We extend unsecured credit to large or regular customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have not seen any accounts receivable go uncollected beyond 90 days or experienced any write-off of accounts receivable in the past. Thus, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable.

Cost of Sales

  Cost of sales was $9.0 million for the three months ended September 30, 2006, compared to $4.6 million for the three months ended September 30, 2005, representing an increase of $4.3 million or 93.6%. Cost of sales measured by percentage of net sales was 69.1%, up significantly from 54.3% for the same period last year. Average cost of sales per ton increased by $1,478 to $4,021, from $2,543, or 58.1%, comparing the two corresponding periods. Expanded sales volume contributed 22.4% and increased purchasing costs of raw materials contributed 58.1% to the increase in Cost of Sales. Total raw material costs amounted to $8.4 million, accounting for 93.5% of Cost of Sales during the third quarter of 2006. By comparison, raw material costs totaled $4.1 million, accounting for 87.6% of Cost of Sales during the third quarter of 2005. Raw material costs by percentage of Cost of Sales increased principally due to rising copper prices and strong overhead leverage.

Copper is one of the primary raw materials we use in the manufacture of our products. Macro-economic and other factors have contributed to extremely high and volatile prices and periodic shortages of supply of copper over the past two and a half years. The following chart shows Grade A Copper official cash price per ton on the London Metal Exchange (LME) from January 1, 2006 to the date of this filing:

Source: London Metal Exchange

The following table sets forth, for the periods indicated, the cash prices for copper and aluminum, two most important raw material inputs to our production. The Shanghai Futures Exchange price and Yangtze price are combined to constitute the basis for the purchase prices we receive when making orders in China:

	Copper Price/ Ton		Aluminum Price/ Ton
	SHFE	Yangtze Cash	SHFE	Yangtze Cash	RMB/USD
9/29/2006	$8,984	$8,991	$2,654	$2,738	7.9059
8/31/2006	$8,487	$8,558	$2,457	$2,512	7.9691
7/31/2006	$8,429	$8,493	$2,329	$2,321	7.9810
6/30/2006	$7,674	$7,694	$2,453	$2,451	8.0065
5/31/2006	$9,125	$9,154	$2,630	$2,634	8.0406
5/15/2006	$10,158	$10,216	$2,950	$2,931	8.0165
4/28/2006	$8,493	$8,412	$2,627	$2,565	8.0239

3/31/2006	$6,264	$6,262	$2,497	$2,490	8.0167
2/28/2006	$5,708	$5,764	$2,339	$2,325	8.0415
1/26/2006	$5,738	$5,613	$2,552	$2,515	8.0702
12/30/2005	$5,189	$5,278	$2,365	$2,366	8.0808
11/30/2005	$4,687	$4,779	$2,155	$2,154	8.0877
10/31/2005	$4,603	$4,692	$2,107	$2,116	8.0924
9/30/2005	$4,517	$4,552	$2,049	$2,060	8.0956

Source: www.ometal.com.

* The currency exchange rates were the noon buying rates in New York City on the dates indicated for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York.

Copper price is a critical factor affecting the results of our operations for the following reasons: (i) it is the most important raw material that we use to make our products and its acquisition cost directly affects our cost of goods sold, gross profit, and net income; (ii) our bimetallic products target existing customers of pure copper products as we provide a viable, cost effective substitute to pure copper; thus increases in copper prices prompt more potential customers to switch to our products. For example, CCA coaxial wire normally is composed of 33.3% copper and 66.7% aluminum in terms of weight. When of the same weight, CCA wire yields three times the length of pure copper wire while offering virtually the same conductivity and anti-corrosion properties. Further, CCA, on a per-ton basis, has been selling consistently at a 30% or more discount to pure copper wire per ton; (iii) rising or volatile copper prices can have negative impact and adverse effects on our business including:

•	Fluctuating gross margins and profitability due to potential mismatch related to the timing of product pricing and the shipments of inventory accounted for on a FIFO basis;

•	Increasing our need for working capital to finance inventory and receivables;

•	Disruption of production due to supply shortage.

The magnitude of copper price changes, dramatic increases and decreases, exposed us to high volatility of gross and net margins. In order to secure adequate and timely supplies of cost effective copper, we enter into various supply agreements with our principal suppliers from time to time under which we advance cash to secure supplies of copper and locked in prices determined at signing of the contract. However, during the third quarter of fiscal 2006, principally due to insufficient working capital, we experienced disruption of raw material supply, which subsequently caused a stoppage of operations. While we have taken steps to correct the situation by seeking to raise capital, no assurance can be given that we will be able to have sufficient working capital to procure adequate supplies of copper strips to meet our future production needs. As we continue to grow to address market opportunities, raw material supplies, to a large extent, determine our capability to utilize capacity. Failure to obtain sufficient quantities of copper raw materials could decrease our revenues and limit our ability to expand our manufacturing capacity as planned.

During the quarter ended September 30, 2006, we did not engage in derivative financial instrument related hedging activities to manage our exposure to market risks associated with commodity price movements, although in the future we may consider entering into such programs or instruments to manage these risks to help ameliorate the effects of unanticipated commodity price increases and protect our primary business activities.

The following table sets forth the percentage of raw material purchases from our five largest suppliers:

Five Largest Suppliers	% of Purchase for the Nine Months Ended September 30, 2006	% of Purchase for the Nine Months Ended September 30, 2005
Baotou Aluminum Co., Ltd.	24.12%	N/A
Harbin Electric Wire Co.	16.85%	54.88%
Shanghai Jutai Copper Co.	17.52%	45.12%
Beijing Golden Eagle Huichuang Copper Co.	23.34%	N/A
Dalian Zhonghe	11.67%	N/A

Five largest suppliers as % of total purchase:	93.51%	100.00%
Two largest suppliers as % of total purchase:	47.46%	100.00%

Five Largest Suppliers	% of Total Advance to Suppliers as of September 30, 2006
Baotou Aluminum Co., Ltd.	26.1%
Harbin Electric Wire Co.	21.3%
Shanghai Jutai Copper Co.	3.8%
Beijing Golden Eagle Huichuang Copper Co.	19.5%
Dalian Zhonghe	11.8%

Total:	82.5%

The five largest raw material suppliers provided 93.5% of the Company’s purchase of raw materials for the three-month period ended September 30, 2006. The Company’s advance to these suppliers was 82.5% as of September 30, 2006. The two largest suppliers provided materially all of the Company's raw materials for the three-month period ended September 30, 2005.

Gross Profit

Gross profit for the three months ended September 30, 2006 was $4.0 million, up 2.7% from gross profit of approximately $3.9 million for the corresponding period in the prior year. As a percentage of net sales (gross margin), gross profit decreased sharply from 45.7.0% to 30.9% year over year. The sharp drop in gross margin was primarily attributable to lower adjusted average selling prices and higher raw material costs, partially offset by improved product mix.

  Our gross profit margins have historically fluctuated between 36% and 44% and we anticipate that the gross margins for future quarters will return to the normal range level although they will continue to fluctuate due to several factors, including, changes in the relative mix of our products, the per-unit costs for our products and the average selling prices for our products. We will continue to focus on enhancing profitability, optimizing cost structure and expanding margins.

Operating Expenses

Selling Expenses

Selling expenses increased to $152,045 for the three months ended September 30, 2006 as compared to $77,112 or the same period of the prior year, an increase of $74,933 or 97.2%. As a percentage of revenues, selling expenses have increased slightly to 1.2% this year, from 0.9% last year. Selling expenses consist principally of salaries and costs related to selling efforts. There was no share-based compensation awarded during the period.

General and Administrative Expenses

General and administrative expenses decreased to $775,460 for the three months ended September 30, 2006 as compared to $826,830 for the same period of the prior year, a decrease of $51,370 or 6.21%. As a percentage of revenues, general and administrative expenses were 6.0% and 9.7% as of September 30, 2006 and September 30, 2005, respectively. General and administrative expenses remain at low level relative to revenues. Professional fees and expenses were $159,198, reflecting the additional costs of operating as a public company. Also included in general and administrative expense for the quarter ended September 30, 2006 was depreciation of $187,273 and amortization of $55,670.

Operating expenses increased slightly to $927,505 in the third quarter of fiscal 2006 from $903,942 in the third quarter of fiscal 2005, or by 2.6%. The increase was primarily due to the increase in set sales. As a percentage of net sales, operating expenses were 7.16% in the third quarter of 2006 compared to 10.61% during the same period last year. During the third quarter of fiscal 2006, we took advantage of economies of scale, improved efficiency and leverage of operating expenses. But, as we prepare to ramp up production capacity and more aggressively address market opportunities, we anticipate an expansion of our sales force to better respond to the market. In addition, we expect that general and administrative expenses will increase for the foreseeable future as a result of our expected continued growth and the costs of complying with our reporting and other requirements as a public company.

Income from Operations

Operating income grew slightly to approximately $3.1 million for the three months ended September 30, 2006 compared to operating income of approximately $3.0 million for the three months ended September 30, 2005, up 2.7%. As a percentage of net sales, operating income was 23.7% for the third quarter of 2006 as compared to 35.1% for the corresponding period of the prior year. The operating margin decline was principally due to significantly decreased gross margin partially offset by lower operating costs.

Registration Rights Penalty

In December 2005, we entered into stock purchase agreements (the “Stock Purchase Agreements”) pursuant to which we raised gross proceeds of $12 million. The Stock Purchase Agreements required that we file a registration statement registering the resale of the securities sold pursuant thereto, and that the registration statement be effective within 120 days of filing. In the event the registration statement was not declared effective within that time period, each investor was entitled to liquidated damages equal to 3% of each investor’s shares for each 30 day period after 120 days that the registration statement was not declared effective.

As a result of the foregoing provisions, we incurred a penalty of 255,000 shares as of August 2, 2006, the date our registration statement on Form SB-2 was declared effective, which resulted in a charge to income of $1.5 million.

Income Taxes

We are a company incorporated in the State of Nevada and conduct substantially all our operations through our PRC operating subsidiaries. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

o  we did not conduct any material business or maintain any branch office in the United States during the three months ended September 30, 2006,

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

PRC Enterprise income tax

    In the three months ended September 30, 2006, our business operations were solely conducted by our subsidiaries incorporated in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, foreign invested enterprises, or FIEs, established in the PRC are generally subject to an enterprise income tax rate of 33%. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an enterprise income tax rate of 33%. However, the Income Tax Laws provide certain favorable tax treatment to a company that qualifies as a "new or high-technology enterprise". Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

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

Because substantially all operations of Dalian Fushi have been transferred to Dalian DPI pursuant to a the series of agreements between Dalian Fushi and Dalian DPI as more fully described in our Form 10-KSB for the fiscal year ended December 31, 2005, Dalian Fushi experienced pretax operating loss mainly due to loan interest payment obligations for the three months ended September 30, 2006. Since Dalian DPI is entitled to tax exemption and Dalian Fushi is making operating loss, no tax provision is made on a consolidated basis for the quarter of fiscal 2006.

Net Income

Net income decreased to approximately $1.43 million or 11.0% of net sales for the three months ended September 30, 2006 from approximately $2.4 million or 27.7% of net sales for the three months ended September 30, 2005, representing an decrease of $0.93 million or 39.2% and a decline in net margin by 16.7%. The decrease is primarily due to the one time change resulting from the issuance of the registration rights penalty shares valued at $1,466,250, and somewhat offset by increase in sales volumes and selling prices driven by expanded capacity. The significant net margin decrease is principally a result of eroded gross margin driven by higher raw material costs and lower adjusted average selling price, and penalty shares incurred.

Earnings per share on a diluted basis was $0.06 for the three months ended September 30, 2006. As of September 30, 2006, we have outstanding:

- approximately 20,242,224 shares of our common stock.

- warrants to purchase 2,112,091 shares of common stock at an initial exercise price of $3.67 per share, expire December 2010.

- warrants to purchase 424,929 shares of common stock with exercise prices of $3.11 per share, expire December 2011.

Basic and diluted earnings per share are calculated as follows:

	For the three months ended
	September 30, 2006	September 30, 2005
Earnings:
Net income	$1,434,892	$2,363,590
Income applicable to common shareholders	$1,434,892	$2,363,590

Basic:
Income applicable to common shareholders	$1,434,892	$2,363,590
Weighted-average common stock outstanding	19,907,105	15,475,595
Basic earnings per share	$0.06	$0.15

Diluted:
Income applicable to common shareholders	$1,434,892	$2,363,590
Weighted-average common stock outstanding	19,907,105	15,475,595
Effect of dilutive securities (assuming FSIN.OB 30-day average of $8.38/share as of September 30, 2006):	2,705,264	-

Diluted weighted-average common stocks outstanding	22,761,228	15,474,595
Diluted earnings per share	$0.06	$0.15

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005.

		For the nine	For the nine
		months ended	months ended
	Increase/ (Decrease)	September 30, 2006	September 30, 2005

Net sales	153.9%	$45,881,256	$18,072,468
Gross Profit	121.6%	$17,404,161	$7,853,026
Operating Income	138.2%	$14,740,707	$6,189,216
Net Income	153.0%	$12,387,079	$4,894,588

ESP- Basic	93.7%	$0.62	$0.32
EPS- Diluted	71.9%	$0.55	$0.32

Gross Margins	(5.6%)	37.9%	43.5%
Operating Margins	(2.2%)	32.1%	34.3%
Net Margins	(0.1%)	27.0%	27.1%

Revenue

For the nine-month period ended September 30, 2006, we generated net revenues of $45.9 million as compared to $18.1 million for the nine months ended September 30, 2006. The increase was principally driven by higher selling prices and increased sales volume due to significantly expanded manufacturing capacity. Compared to the same period in 2005, sales volume grew by 88.9% to 8101 tons and the average selling price (ASP) grew by 34.4% to $5,664 per ton, resulting in a revenue increase of $27.9 million or 153.9%. During the first nine months of fiscal 2006, we benefited from: (i) the trend of higher commodity prices, particularly copper, as our pricing is largely raw material cost driven; and (ii) the growing demand for our products as they offer attractively priced alternatives to single copper wires with the same or better functionality.

Gross Profit

We achieved a gross profit of $17.4 million for the nine months ended September 30, 2006 compared to $7.9 million for the nine months ended September 30, 2005, an increase of $9.6 million, or 121.6%. The increase is the result of increased net sales. Gross profit as a percentage of revenues (gross margin), was 37.9% for the nine months ended September 30, 2006 compared to 43.5% for the nine months ended September 30, 2005. The decline was primarily due to change in overall gross margin structure as a result of fluctuating gross margins of individual products relating mostly to movement of raw material prices. Specifically, the gross margins increase from 36.1% to 44.4% from the first to the second quarter of 2006 was largely balanced out by a sharp decrease in gross margin to 30.9% during the third quarter, resulting in the overall gross margin for the nine months of fiscal 2006 at 37.9%.

Operating Expenses

We incurred total operating expenses of $2.7 million, or 5.8% of net sales, for the nine months ended September 30, 2006. This represents an increase of $1.0 million, or 60.1%, compared to $1.7 million, or 9.2% of net sales for the nine months ended September 30, 2005. As a percentage of net sales, selling expenses were down slightly from 0.93% to 0.87%, general and administrative expenses was down from 8.3% to 4.9%. Except for professional fees which were incurred relating to going public and operating as a public company since December, 2005, we experienced a decease in operating expenses as a percentage of net sales across. The fact that operating expenses increased at a slower pace than revenue growth reflects that we achieved and benefited from improved operational efficiency, economies of scale, and leverage of operating expenses.

Foreign Currency Translation Gains

In the first nine months of 2006, the RMB rose against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $1.1 million during the nine months ended September 30, 2006. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition.

All of our revenues and a majority of our expenses in the first nine months of 2006 were denominated in RMB. The income statement accounts and balance sheet amounts with the exception of equity at September 30, 2006 were translated at 8.00 RMB to $1.00 USD as compared to 8.09 RMB at September 30, 2005. The equity accounts were stated at their historical rate.

Net Income

Our net income was $12.4 million or 27.0% of net sales for the nine months ended September 30, 2006, compared to $4.9 million or 27.1% of net sales for the nine months ended September 30, 2005. The increase was principally the result of continued increases in sales levels and capacity expansion as well as economics of scale in operations.

Earnings per share on a diluted basis was $0.55 for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures through cash flows from operations and bank loans. However, neither our cash flows from operations nor our bank loans had been sufficient to keep pace with the growth of our business and provide sufficient working capital to meet increased new orders and purchase necessary new equipment to expand production.

On December 13, 2005, we entered into the Restructuring Agreements and consummated the transactions resulting in the acquisition and/or lease of substantially all of our assets to Dalian DPI, and raised $12 million in gross proceeds through a private placement offering. We received $9,930,412 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. We intend to use a substantial portion of the net proceeds from the offering for corporate expansion and general corporate purposes, including but limited to, funding of working capital needs, purchase of new equipment to meet existing orders and to provide additional capacity for further expansion, investor relations and Executive Search, and other general corporate purposes.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations and available borrowings under bank lines of credit. We believe that we can continue meeting our cash funding requirements for our existing business in this manner.

It is management's intention to expand our operations as quickly as reasonably practicable to capitalize on the demand opportunity for our products. Under these circumstances, we may need substantial additional capital to fund such expansion efforts. To that end, we are seeking to raise such additional funds through the sale of public or private equity or debt financing, as well as from other sources. However, there can be no assurance that the Company will be able to raise capital when desired, or on terms favorable to the Company. If we are unable to raise additional working capital, it would likely have a significant negative impact on the expansion of our business.

As of September 30, 2006, we had approximately $14.9 million in cash, up $8.7 million from $6.2 million at December 31, 2005.

Working capital (measured by current assets less current liabilities) at September 30, 2006, was $15.7 million compared to $10 million at December 31, 2005. The increase in working capital is primarily driven by (i) increased accounts receivable resulting from revenue growth; (ii) inventory increase to support production expansion and sales growth; (iii) advances for production facilities; (iv) advances to secure supply of raw materials; (v) VAT tax paid and income tax overpaid.

For the nine months ended September 30, 2006, cash generated from operating activities totaled $8.41 million. This principally resulted from a substantial increase in net earnings partially offset by (i) extended cash cycle between timing of inventory purchases and collection of accounts receivable, resulting in $1.3 million increase in accounts receivable and a $1.9 million increase in inventory; the level of accounts receivable increase was in line with net sales growth while accounts receivable turnover was 55 days for the nine months ended September 30,2006; (ii) a $3.7 million increase in other receivables and prepaid expenses; and (iii) a decrease in accounts payable of $0.8 million.  Our Current Ratio was 1.66 and our Quick Ration was 0.63.

We paid a total of $5.1 million VAT in the nine months ended September 30, 2006. Value added tax payable in the PRC is charged on an aggregated basis at a rate of 15% or 17% (depending on the type of goods involved) on the full price collected for the goods sold or, in the case of taxable services provided, at a rate of 17% on the charges for the taxable services provided, but excluding, in respect of both goods and services, any amount paid in respect of value added tax included in the price or charges, and less any deductible value added tax already paid by the taxpayer on purchases of goods and services in the same financial year.

VAT
VAT payable balance - 12/31/2005	$3,869,814
+ VAT accrued for H1, 06	$2,564,187
+ VAT accrued for Q3, 06	$1,561,231
- VAT paid in Q1-Q3, 06	$5,108,198
+ Effect of foreign exchange translation	$16,971
VAT Payable Balance- 9/30/2006	$2,904,005

The income tax we paid amounted to $4 million. We overpaid approximately $1.5 million. The following table breaks down income tax provision and payment for the first nine months of 2006:

Income Tax Computation
Income tax payable balance - 12/31/2005	$2,104,709
+ Q1 06 provision	$456,680
+ Q2 06 provision (carryback benefit)	$(60,064)
- Income tax paid	$(4,044,883)
Income tax payable balance - 6/30/2006	$(1,543,558)

+ Income Tax refunded	$1,464,843
+ Effect of foreign exchange translation	$18,661
Income tax payable balance - 6/30/2006	$(60,054)

Dalian Fushi overpaid income tax by $1.5 million during the three months ended June 30, 2006. Because all Dalian Fushi operations were transferred to Dalian DPI, we can not use the carryforwards from Dalian Fushi to offset future taxable income. We obtained approval from relevant government authority to receive a refund of the full overpayment. During the three months ended September 30, 2006, we received substantially all the tax refund from the government.

For the nine months ended September 30, 2006, cash used in investing activities was approximately $9.2 million, primarily as a result of capital investment on new equipment and machinery as well as decoration and improvement of the office building, all as part of our planned expansion.

Financing activities provided net cash inflow of $9.0 million during the nine months ended September 30, 2006. We rolled over approximately $7.6 million working capital loans and also drew down approximately $4.5 million from our existing credit line facilities to meet working capital needs. Maturities for the working capital financing range from three to six months. We intend to renew these loans over again when they become due.

On September 13, 2006, Mr. Li Fu, our largest shareholder and Chairman of the Board, entered into two stock purchase agreements to sell a total of 800,000 shares of common stock of the Company to Pope Investments LLC and Halter Pope USX China Fund. The transaction closed on September 19, 2006. The shares were sold in a private sale transaction and with a restrictive legend. On September 20, 2006, Mr. Fu advanced a large portion of the proceeds from the private sale amounting to $4.45 million to the Company in meeting the Company’s working capital needs. The loan is unsecured, interest free and repayable on demand.

As of September 30, 2006, we had the following long-term bank loans and short-term working capital financing outstanding with the following terms:

Name of lenders	Date of borrowing	Date of maturity	Interest rate per annum	Borrowed amount (RMB)	Borrowed amount (USD)
LONG TERM LOANS
Industrial and Commercial Bank of China	2003.05.06	2008.04.10	5.580%	40,000,000	$5,064,000
Industrial and Commercial Bank of China	2003.05.17	2008.04.10	5.580%	40,000,000	$5,064,000
Total long terms loans:				80,000,000	$10,128,000
SHORT TERM LOANS
Revolving credit line of RMB100MM for working capital
Bank of China	2006.09.22	2007.04.21	6.730%	22,000,000	$2,785,200
Bank of China	2006.06.20	2006.11.19	5.940%	20,000,000	$2,532,000
Bank of China	2006.06.28	2006.12.27	5.940%	17,000,000	$2,152,200
Bank of China	2006.06.12	2006.09.11	5.940%	30,000,000	$3,798,000
Dalian Comercial Bank of China	2006.05.16	2007.05.15	6.338%	7,600,000	$962,160
Total short term loans:				RMB 96,600,000	$12,229,560

* Translated using 1USD=7.8989RMB
We paid interest in the amount of $1,049,038 during the nine months ended September 30, 2006, of which $216,865 was capitalized to Construction in Progress, resulting in interest expense of $832,172.

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

Item 3. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls. During the fiscal quarter covered by this quarterly report, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

Item 5. Other Information.

The Consolidated Statements of Income for the nine months ending September 30, 2005 were restated due to an error with respect to foreign exchange rates used in the calculation of foreign exchange translation gain (loss) as part of Other Comprehensive Income (Loss). The Company is in the process of reviewing the calculation of foreign exchange translation gain (loss) as disclosed in the audited financial statements for the year ended December 31, 2005. Once we have completed the review process, we may need to restate the financial statements to the extent that it is necessary and material.

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

FUSHI INTERNATIONAL, INC.

Date: November 14, 2006	BY: /s/ Wenbing Chris Wang
Wenbing Chris Wang
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

21.1	List of Subsidiaries [WE NEED A LIST OF SUBS AND PERCENTAGE OWNERSHIP]
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.