Form 10KSB
period 2006-12-31
FUSHI INTERNATIONAL INC
filed 2007-04-02
CIK 710846

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission File Number 0-19276

Fushi International, Inc.
(Name of small business issuer in its charter)

Nevada	13-3140715
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

1 Shuang Qiang Road, Jinzhou, Dalian, People’s Republic of China	116100
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code 011-86-411-8770-3333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.006 par value
per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $67,595,774 for the fiscal year ended December 31, 2006.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $45,373,785.

(1) Based upon a closing bid price on March 27, 2007 of $7.45 per share of common stock on the over-the-counter Bulletin Board.

On March 27, 2007, the issuer had 20,301,162 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No: ☒

Fushi International, Inc.
Form 10-KSB

Table of Contents

Forward-Looking Statements and Associated Risk

iii

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Xe.com as of March 28, 2007, US $1.00 = 7.73180 yuan.

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi International, Inc., (ii) Fushi Holdings, Inc.(formerly Diversified Product Inspections, Inc.) (“Fushi Holdings”), (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), and (iv) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”).

RISK FACTORS

We operate in a highly competitive environment in which there are numerous factors which can influence our business, financial position or results of operations and which can also cause the market value of our common stock to decline. Many of these factors are beyond our control and therefore, are difficult to predict. The following section sets forth what we believe to be the principal risks that could affect us, our business or our industry, and which could result in a material adverse impact on our financial results or cause the market price of our common stock to fluctuate or decline.

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

  maintain our proprietary copper cladding technology for the manufacturing of composite wires;
  expand our product offerings and maintain the high quality of our products;
  manage our expanding operations, including the integration of any future acquisitions;
  maintain adequate control of our expenses;
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

Quarterly operating Results May Fluctuate

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of our products and changes in the prices of copper which directly affect the prices of our products and demand for our products. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, increases in utility costs (particularly electricity) and various types of insurance coverage and interruptions in plant operations resulting from the interruption of raw material supplies and other factors.

The success of our business is dependent upon high copper prices which may not be stable and could decline.

Copper prices, which have increased over the past several years, have varied significantly and may vary significantly in the future because the copper industry is highly volatile and cyclical in nature. This affects our business both positively and negatively - as our products are a substitute for pure copper wire, higher prices increase demand, while lower copper prices can decrease demand. Numerous factors, most of which are beyond our control, drive the cycles of the copper industry and influence copper price. These factors include general economic conditions, industry capacity utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. Consequently, fluctuations in raw material prices caused by market forces can significantly affect our financial results. For example, we may not be able to adjust our product prices, especially in the short-term, to recover the costs of increases in these raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The bimetallic industry is becoming increasingly competitive. The principal elements of competition in the bimetallic industry are, in our opinion, pricing, product availability and quality. While we believe that we have attained a leadership position with respect to all of these factors, our major competitors with substantially greater resources than us may be better able than us to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which would likely sacrifice market share. Sales and overall profitability would be reduced under either scenario. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

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

An important element of our growth strategy may be the pursuit of acquisitions of other businesses that increase our existing market share and expand our production capacity. However, integrating businesses involves a number of special risks, including the possibility that management may be distracted from regular business concerns by the need to integrate operations, unforeseen difficulties in integrating operations and systems, problems relating to assimilating and retaining the employees of the acquired business, accounting issues that arise in connection with the acquisition, challenges in retaining customers, and potential adverse short-term effects on operating results. If we are unable to successfully complete and integrate strategic acquisitions in a timely manner, our growth strategy may be adversely impacted.

We depend on a concentration of customers.

Our revenue is dependent, in large part, on significant orders from a limited number of customers. Sales to our five largest customers accounted for approximately 41% and 28.9% of our net sales during the years ended December 31, 2005 and 2006, respectively. We believe that revenue derived from current and future large customers will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large customers would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Shortages or disruptions in the availability of raw materials could have a material adverse effect on our business

Aluminum bars and copper strip, our principal raw materials, collectively accounted for approximately 90% of our costs of goods sold during the fiscal year ended December 31, 2006, and we expect that they will continue to account for a significant portion of our cost of goods sold in the future. The prices of raw materials fluctuate, subject to general economic conditions and in relation to supply and demand and other factors, and cause monthly variations in the cost of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages of supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of copper and aluminum to meet our future production needs and customer demand, it will result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse effect on our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use. We have in the past relied on Shanghai Jutai Copper Co. and Harbin Electric Wire Co. for our copper strip and aluminum bar supplies, respectively. During the fiscal year ended December 31, 2006, our biggest suppliers were Baotou Aluminum Co., Ltd., Harbin Electric Wire Co., Shanghai Jutai Copper Co. and Beijing Golden Eagle Huichuang Copper Co. Purchases from these companies represented approximately 85% of our total raw material purchases in 2006. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with most of our suppliers, and may have limited options in the short-term for alternative supply if these suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

Due to increased volatility of raw material prices, the timing lag between the raw material purchase and product pricing can negatively impact our profitability

Volatility in the prices of raw materials, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. For example, our manufacturing activities are determined, and raw materials purchase scheduled, upon forecasted demand while sales prices are determined at the time of order placement, subject to adjustment at fulfillment. The lag between the point when raw materials are acquired in advance and the point when products are actually priced may impact us both positively and negatively, resulting in increased or reduced profitability. While this did not result in a material negative impact, and resulted in some benefits in the quarter ended June 30, 2006, our financial results were negatively impacted in the quarter ended September 30, 2006 and there can be no assurance that this will not occur again which may negatively impact the price of our common stock as well.

In addition to the above, we routinely maintain a certain level of finished goods inventories to meet near term expected demand. Pricing for the sale of these inventories is generally based on current raw material prices. Rapid declines in the price of raw materials may result in our inventories being carried at costs in excess of net realizable value and may have an adverse effect on our results of operations and the price of our common stock.

Increases in raw materials prices will increase our need for working capital.

As the prices of raw materials increase, our working capital requirements increase. Increases in our working capital requirements can materially adversely impact our results of operations, our cash flow and our available liquidity to fund other business needs. Furthermore, there is no assurance we would be able to finance additional working capital requirements or finance such working capital requirements on favorable terms. If we were unable to obtain financing on favorable terms, our business and results of operations may be materially adversely affected. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources” below.

Increases in raw materials prices may increase credit and default risk with respect to our customers.

Increases in the price of our products, as raw material prices rise, may place additional demands on the working capital and liquidity needs of our customers. Accordingly, our customers’ cash flow may be negatively impacted which may have an adverse effect on the timing and amount of payment of our accounts receivable, which would in turn, negatively affect our results of operations and could affect the price of our common stock.

 Our profitability depends on the success of recognition of the "FUSHI" brand and we could lose our competitive advantage if we are not able to protect our FUSHI trademark against infringement, and any related litigation could be time-consuming and costly.

We believe the trademarked brand "FUSHI," registered under PRC law, has gained substantial recognition with customers. However, the protection of intellectual property rights in the PRC may not be as effective as that in the United States or other countries. The unauthorized use of the FUSHI brand could enable some other manufacturers to gain market share which could harm our business and competitive position. Moreover, from time to time, we may seek to protect trademark rights through litigation, which may result in substantial litigation costs and diversion of resources, including the efforts of management, all of which could negatively impact our results of operations and price of our common stock.

Pursuant to our Trademark Authorization, Li Fu, our Chairman and CEO, who the registered owner of the "FUSHI" trademark, authorized Fushi International (Dalian) to use this trademark for a perpetual period without any fee. In the event this authorization is revoked or found to be unenforceable, for any reason, we could lose the use of the trademark, which could materially and adversely affect our business.

We may not be able to prevent others from unauthorized use of Fushi International (Dalian’s) patents, which could harm our business and competitive position.

Our success depends, in part, on our ability to protect our proprietary technologies. Fushi International (Dalian) has seven patents in China covering its modified bond-welding technology and related devices and machines for a manufacturing machine for copper clad aluminum wires in the PRC.

We have also made one international patent application under the International Patent Cooperation Treaty, which covers our bond-welding manufacturing method for cuponal busbar. The process of seeking patent protection can be lengthy and expensive and we can make no assurance that patent applications will result in patents being issued, or that existing or future issued patents will be sufficient to provide us with meaningful protection or any commercial advantage.

We believe that other manufacturers in the PRC have been infringing our patents and are using our core technology. Although we have pursued legal remedies available in the PRC to protect our patents, we can provide no assurance that the protection afforded under the laws of the PRC is adequate to maintain our competitive position or that we will be successful in all our efforts. Our patents and patent applications may be challenged, invalidated or circumvented in the future. We cannot assure you that our current or potential competitors do not have, and will not obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our products in either the PRC or other countries.

Enforcement and implementation of PRC intellectual property-related laws has historically been lacking. Accordingly, intellectual property rights and confidentiality protections in the PRC may not be as effective as in the United States or other countries. Policing unauthorized use of proprietary technology is difficult and expensive, and we might need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation may require significant expenditure of cash and management efforts and could harm our business, financial condition and results of operations. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, competitive position, business prospects, reputation and the price of our common stock.

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

To the knowledge of our management team, neither the production nor the sale of our products constitute activities, or generate materials in a material manner, that requires us to comply with the PRC environmental laws. Although it has not been alleged by PRC government officials that we have violated any current environmental regulations, we cannot assure you that the PRC government will not amend the current PRC environmental protection laws and regulations. Our business and operating results may be materially and adversely affected if we were to be held liable for violating existing environmental regulations or if we were to increase expenditures to comply with environmental regulations affecting our operations.

We rely on Mr. Fu, our chairman and CEO, for the management of our business, and the loss of his services may significantly harm our business and prospects.

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

Our future success depends heavily upon the continuing services of the members of our senior management team, in particular our chairman and CEO, Li Fu, our President, Yue Yang, our chief financial officer Wenbing Chris Wang, and our chief engineer Xishan Yang. If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all, and our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and senior technology personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or senior technology personnel, or attract and retain high-quality senior executives or senior technology personnel in the future. Such failure could materially and adversely affect our future growth and financial condition.

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

We have purchased automobile insurance with third party liability coverage for our vehicles. In addition, we have purchased property insurance from China United Property Insurance Company to cover real property and plant. Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC. In the event of a significant product liability claim or other uninsured event, our financial results and the price of our common stock may be adversely affected.

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

The PRC's economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy, such as the United States. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation

•	confiscatory taxation

•	restrictions on currency conversion, imports or sources of supplies

•	expropriation or nationalization of private enterprises.

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

All of our operations are conducted in the PRC and more than 96% of our net sales are generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The bimetallic composite wire industry in the PRC is growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our products and materially and adversely affect our business.

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

Fushi International (Dalian) and Dalian Fushi are subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than investments in our subsidiaries and affiliates, Fushi International (Dalian) and Dalian Fushi. As a result of this holding company structure, we rely entirely on dividends payments from Fushi International (Dalian) for funds. PRC regulations currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Fushi International (Dalian) and Dalian Fushi also are required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if Fushi International (Dalian) or Dalian Fushi incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Fushi International (Dalian) is unable to receive all of the revenues from operations, we may be unable to pay dividends on our common stock. See also "Risk Factors--Risks Related to an Investment in Our Common Stock -- We are unlikely to pay cash dividends in the foreseeable future."

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Fushi International (Dalian) receives substantially all of its revenues in renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations, to the extent they are incurred in the future. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where renminbi is to be converted into foreign currency and remitted out of PRC to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

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

On July 21, 2005, the PRC government changed its policy of tying the value of the renminbi to the U.S. dollar. Under the new policy, the renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in a continuous appreciation of the renminbi against the U.S. dollar. While the international reaction to the renminbi revaluation generally has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the renminbi against the U.S. dollar.

The following table sets forth information concerning exchange rates between the RMB and the U.S. dollar for the periods indicated. These rates are provided solely for your convenience and are not necessarily the exchange rates that we used in this presentation or will use in the preparation of our periodic reports or any other information to be provided to you. The source of these rates is the Federal Reserve Bank of New York.

		Noon Buying Rate
Period		Period End	Average(1)	Low	High
		(RMB per US$1.00)
2002		8.28	8.2772	8.28	8.27
2003		8.2767	8.2771	8.28	8.2765
2004		8.2765	8.2768	8.2774	8.2764
2005		8.0702	8.1826	8.2765	8.0702
2006		7.8041	7.9636	8.0702	7.8041
	August	7.9538	7.9722	8.000	7.9538
	September	7.904	7.9334	7.9545	7.8965
	October	7.8785	7.9018	7.9168	7.8728
	November	7.834	7.8622	7.875	7.8303
	December	7.8041	7.8219	7.835	7.8041

(1) Annual averages are calculated from month-end rates. Monthly averages are calculated using the average of the daily rates during the relevant period.

Unless otherwise noted, all translations from RMB to U.S. dollars and from U.S. dollars to RMB in this report were made at a rate of RMB7.9636 to US$1.00, the annual average of 2006.

If preferential tax concessions granted by the PRC government are changed or expire, our financial results and results of operations would be materially and adversely affected.

Our results of operation may be adversely affected by changes to, or expiration of, preferential tax concessions that our subsidiaries in the PRC currently enjoy. The statutory tax rate generally applicable to domestic PRC companies is 33%, including 30% state income tax and 3% local income tax. Our subsidiaries, Fushi International (Dalian) as a Wholly Foreign Owned Enterprise, or WFOE, and Dalian Fushi as a “new or high-technology enterprise” located in Economic Development Zone of the Dalian City, have been subject to tax exemptions or relatively low tax rates. The estimated tax savings for the year ended December 31, 2006 without preferential tax treatment amounted to approximately $5.6 million.

As a newly adopted PRC corporate income tax law comes into effect, preferential tax benefits currently granted to WFOE’s are to be phased out and we would be subject to the same tax treatment as a domestic Chinese company, applying a uniform 25% tax rate to company profits. The loss of these preferential tax treatment that is currently available to us will have a material and adverse effect on our financial condition and results of operations and could adversely impact the price of our common stock.

In addition, tax laws in China are subject to interpretation by local tax authorities. Our preferential tax treatment may not remain in effect, or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

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

Two of our three directors and all of our officers reside outside of the United States. In addition, our operating subsidiary, Fushi International (Dalian), is located in the PRC and substantially all of its assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the PRC and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

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

On a diluted basis, our officers, directors and affiliates beneficially own approximately 60.23% of our voting stock by virtue of their ownership of our common stock. Li Fu, our chairman and CEO, beneficially owns approximately 52.3% of our voting stock. As a result, Mr. Fu is able to influence the outcome of stockholder votes on various matters, including the election of directors and extraordinary corporate transactions, including business combinations. Mr. Fu's interests may differ from other shareholders.

We are unlikely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiary. In addition, our operating subsidiary, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See, "Risk Factors-Risks Related to Doing Business in the PRC-- Fushi International (Dalian) and Dalian Fushi are subject to restrictions on paying dividends and making other payments to us", Risk Factors-Risks Related to Doing Business in the PRC-- Governmental control of currency conversion may affect the value of your investment" and "Market for Our Common Stock-- Dividends."

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

RISKS RELATED TO OUR RECENT HIGH YIELD AND CONVERTIBLE NOTES

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.

On January 25, 2007, we entered into a Notes Purchase Agreement with Citadel Equity Fund, LLC, as well as Indentures, a Share Pledge Agreement and an Investor Rights Agreement. The Notes Purchase Agreement relates to the purchase and sale of $40 million Guaranteed Senior Secured Floating Rate Notes Due 2012 and $20 million of 3% Guaranteed Senior Secured Convertible Notes Due 2012.

The indentures governing our Notes contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue stock of subsidiaries, incur additional debts and create liens on our assets to secure debt. In addition, if there is default, and we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) or redeem or repurchase our capital stock. If we can not satisfy the required business targets of the indentures, we also have the possibility to default.

The indentures governing our Notes require us to maintain certain financial ratios and limit our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Any future debt could also contain financial and other covenants more restrictive than those imposed under the indenture governing our Notes.

The Notes and their corresponding debt could have significant consequences to investors. For example, they could:

•	reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

•	expose us to interest rate fluctuations because the interest rate is variable;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

•	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt, or declare bankruptcy. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, we may be forced to sell at an unfavorable price.

We have pledged the shares of our subsidiaries as security for the Notes and upon a default, we could lose those securities and therefore, our business.

Pursuant to our Share Pledge Agreement, we have pledged the shares of our wholly owned subsidiary, Fushi Holdings, and its shares of Fushi International (Dalian) as security for our obligations under the Notes. In the event of a default, we could lose the shares of our subsidiaries and therefore, our business, to the holders of the Notes which would materially and adversely affect the price of our common stock.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Our History

We were incorporated as a Nevada company on October 6, 1982 under the name M, Inc. We changed our corporate name to Parallel Technologies, Inc. in June 1991. We were formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately-owned entity seeking to become a publicly-owned entity. In a series of restructuring transactions which began in 2005 and were completed in 2006 (the “Restructuring”), we acquired Fushi Holdings which is a holding company for Fushi International (Dalian) which controls Dalian Fushi. The Restructuring is more fully described in our Current Report on Form 8-K filed with the SEC on December 14, 2005.

Dalian Fushi was formed as "Dalian Fushi Bimetallic Conductor Wire Factory" on June 12, 2001. In July 2001, Dalian Fushi acquired certain aluminum copper cladding manufacturing assets, as well as the related technology and manufacturing facilities with approximately 2,000 square meters construction area from Dongyi Company Ltd. ("Dongyi"), a bimetallic wire manufacturer in the PRC, for a total purchase price of RMB 12 million (approximately $1.48 million), in a settlement of a loan dispute.

Our Corporate Structure

As set forth in the following diagram, following our acquisition of Fushi Holdings and the business of Dalian Fushi under the Restructuring, Fushi Holdings is our direct, wholly-owned subsidiary and Fushi International (Dalian) is a wholly-owned subsidiary of Fushi Holdings. Fushi International (Dalian) has control over Dalian Fushi's remaining operations and financial affairs as a result of the Restructuring.

Overview of Our Business

We are engaged, through our indirectly wholly-owned operating subsidiary Fushi International (Dalian), in the manufacture and sale of bimetallic composite wire products, principally copper clad aluminum wires ("CCA"), Copper Clad Aluminum is an electrical conductor which has an outer sleeve of copper metallurgically bonded to a solid aluminum core. It combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum, making it uniquely suited to many electrical applications where weight to conductivity issues are important. CCA can be offered as a cost effective substitute for single copper wire in a wide variety of applications such as coaxial cable for cable television, signal transmission lines for telecommunication networks, distribution lines for electricity, wire components for electronic instruments and devices.

Our bimetallic composite wire products are produced using our patented and proprietary "rolling bond welding" manufacturing technology, which was included as a research project under the National Torch Program of PRC. Our proprietary technology allows us to produce high quality products that deliver stable conductivity performance. We maintain an internal Research and Development Department to improve our current product features and develop new devices and technologies to produce new products that will optimize the performance and structure of bimetallic composite materials. Because of our research and development ("R&D") initiatives, we are recognized by the Dalian Municipal Government as a "new- and high-technology" enterprise and have been receiving governmental funding or subsidies for our operations and R&D activities. Complementary to our internal product research and development is outside research from China’s scientific research institutions. We have been cooperating closely with various scientific research institutions to advance development of new products and production methods. We have on-going relationships with Tsinghua University, North East University of China, Dalian Institute of Technology etc. Recently, we have formed strategic partnership with the Optical and Electronic Cable Association of China to establish a joint research and development center to further enhance our technology leadership in the industry.

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

We achieved profitability in 2002, shortly after the commencement of our operations. Since 2002, we have experienced consistent growth - Net sales increased from $33.71 million for the fiscal year ended December 31, 2005 to $67.7 million for the fiscal year ended December 31, 2006. The majority of sales are made to finished cable manufacturers, which is a growing market for our products.

We believe we are currently the largest manufacturer and supplier of bimetallic composite products in the PRC. Our largest customers include the PRC operations of U.S.-based Andrew Corporation, ACOME Xintai Cable., Ltd, Leoni (Changzhou) Electronics Co., Ltd.

The Bimetallic Industry

We are primarily focused on manufacturing and selling CCA. CCA combines the light weight, high flexibility and low cost of aluminum with the conductivity and corrosion resistance of copper. In addition, it is more robust than an aluminum conductor and does not creep at a mechanical connection. Easy to handle and install, CCA is widely used in applications requiring the conductivity of copper while retaining the light weight advantages of aluminum. For example, because television and networks have high frequency transmission signals and the high frequency signals are transmitted on the surface layer, CCA is an ideal inner conductor for cable television signal transmission cables and, thus, is used extensively in overhead coaxial cable for high frequency television signals.

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

Because of the significant cost savings they offer, CCA products are becoming increasingly utilized as customers look to offset the rising cost of solid copper based solutions. Rising copper prices and the massive build out of infrastructure in the PRC have been the principal drivers of industry-wide growth in the PRC. The applications base for CCA as a substitute and/or improvement to solid copper are expanding from co-axial cable, shielding wire, braided wire, electromagnetic wire and winding wire, to include transformer wire, distribution wire, automotive harness, and applications in computer, micro electronics and power transmission. An industry report by Research in China estimates that the PRC CCA market has grown from approximately 10,000 tons of industry-wide sales in 2004 to 30,000 tons in 2005 and 70,000 tons in 2006, representing a compound annual growth rate of 91.3%. Despite this growth, CCA is equivalent to only approximately 1.5% of the annual consumption of copper by the PRC during 2006, where we believe approximately 75% of the consumption was by the wire and cable industry. As high copper prices continue to drive strong demand for CCA, a small shift in copper market share towards CCA can generate significant industry revenue growth.

Our Products

We currently have large-scale production of CCA products. It is fabricated by fusing a core of aluminum wire with an external copper cladding using our proprietary and patented metallurgical "rolling bond welding" techniques. Measured by the copper layer thickness, CCA can be divided into two types, 10% and 15%, each of which has DC resistance of less than 0.02743 mm(2)/m ohms and 0.02676 mm(2)/m ohms, respectively. The 10% type is primarily used in high frequency signal transmission, while the 15% type is used in generators and other non-signal transmission applications.

Both the 10% and 15% CCA can be made in various diameters. The normal diameters of our CCA products range from 1.7 mm to 7.6 mm, which are the normal specifications required by our customers; but we can draw the product to as small as 0.05 mm, if so requested by our customers.

Due to its makeup, our CCA bimetallic wire is much lighter than copper and only slightly heavier than bare aluminum. Specifically, the density is approximately 2.7 times lighter than copper and 1.26% heavier than aluminum. In comparison with solid copper wire, our CCA product normally costs 15% to 20% less per ton and each ton of CCA can yield wire 2.7 times as long as each ton of solid copper does. Additionally, by way of conductivity, it can be treated as a copper conductor from the standpoint of an enameling process because of the outer copper jacket.

Measured by the production stage of the manufacturing process, CCA can be classified into hard-drawn and annealed types of CCA and we manufacture both. Hard-drawn CCA is used where strength is required, such as electronic instruments and devices. Some customers buy our CCA at the hard-drawn stage without final annealing, or at the intermediate annealing stage, for further processing, such as to draw to a small a size as they desire.

Manufacturing Process

Manufacturing CCA involves cladding rod of aluminum with copper strip, and then drawing the clad rod to the desired wire diameter. The core technology we currently use in our production is the "Rolling Bond Welding Method." In this particular method, we insert copper strip and aluminum or steel bar in a rolling tube, the size of which depends on the specification of the end product required by the customer. Then we use a special roller machine to weld and bond the copper strip around the aluminum or steel rod. Finally, we use an argon arc welding machine to seal the small gap between the two materials. According to our customers' feedback, our technique yields an end product with more even copper cladding and better conductivity than other techniques commonly used in the industry.

We also hold a patent on the press-cladding method, which is our other proprietary technology that is designed for production of large size CCA. The manufacturing equipment for large scale production using this patent is still in the developing stage.

We have submitted an international patent application for our cuponal busbar, a specialty CCA. The manufacturing technology for our cuponal busbar is a new and special method that is different from our Rolling Bond Welding Method. Under this method, we put aluminum bar into a copper pipe, then we apply heat and pressure to clad the two metals together.

Our manufacturing process of CCA wires can be described as follows:

•	Cleaning: Before cladding or bonding, both the copper and core material receive special cleaning to help create a complete metallurgical bond.

•
Proprietary Cladding or Bonding: After cleaning, a proprietary cladding or bonding process is applied to wrap the copper strip around the central core. We use our patented "Rolling Bond Welding" process to metallurgically bond copper with aluminum or steel.

•
Breakdown: The bimetallic wire after cladding or bonding is drawn to an intermediate diameter, the size of which depends on the physical and mechanical properties required to support the customer's application. The ratio of copper thickness to core diameter remains constant throughout the drawing process so that the conductivities of the end products remain constant.

•
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

•
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

•	Final Anneal. CCS or CCA that requires stress relief or full annealing will go through the furnaces of the final anneal process. The resulted CCA and CCS are generally referred to annealed wires.

Manufacturing Equipment

We currently have a total of 20 manufacturing lines for the production of regular sized wires. Each manufacturing line cost approximately $660,000 and consists of a main rolling, welding and cladding machine and more than 50 different pieces of accessory machines and equipment, such as a connecting machine, furnace, vacuum annealing oven, special container, boiler, copper strip slitter, aluminum stake drawer, and finished goods drawer. In addition, we have five machines along with accessories devoted to producing “fine wire” products which were introduced in 2006.

We are in the process of expanding our manufacturing lines to 40 and a portion of the net proceeds from our $60 million debt financing with Citadel Equity Fund LLC are being applied to purchase machines and equipment in the PRC and from German companies.

Five of the manufacturing lines, are encumbered by a security interest we granted to the PRC Industrial and Commercial Bank to secure the payment of our borrowings. Pursuant to the Notes Purchase Agreement with Citadel Equity Fund, LLC, as a post-closing covenant, we are required to use our best efforts, to the extent permitted by applicable laws and enforceable, to effectuate grant of first priority security interest over all the assets of our Fushi International (Dalian) and Dalian Fushi subsidiaries, including manufacturing equipment, that are currently unencumbered, and second priority security interest over all the other assets.

Quality Control

Our production process follows strict quality control standards. Before our raw materials are to be used for production, our Quality Control Department first examines the raw materials to ensure quality. The manufacturing process is closely supervised by manufacturing managers and is frequently examined by our Quality Control Department. Before our products are shipped, our quality control inspectors use various testing devices to perform a thorough inspection of all finished products, including full physical and electrical properties, such as conductivity, tensile strength, and elongation of the products. We enclose a testing certificate in all shipments of our products. As a result of our strict quality control standards, our production facility has been certified under ISO 9001 quality standards, which certification was renewed in 2005 and 2006.

Every two years we submit our products to third party governmental testing centers, such as the Quality Test Center of Information Transmittal Wire of the Ministry of Information Industry of the PRC and the Dalian Institute of Product Quality Supervision and Inspection, for full physical and electrical properties tests. We have passed these tests in the past and the test reports showed that our products meet and exceed American Society for Testing and Materials ("ASTM") B566-93 standards for copper and bimetallic copper wire. ASTM International is a non-profit industry-wide organization which publishes standards, methods of testing, recommended practices, definitions and other related materials. On March 7, 2007, our wholly owned subsidiary, Fushi International (Dalian) was officially admitted to ASTM International as an organizational member.

We allow our largest customers to inspect our production process and test our end products prior to shipment to ensure our customers' satisfaction with the product quality and specifications. In some instances, we also submit our sample products to our customers for testing. In the event that our products fail the customers' tests, we allow our customers to cancel the order. Historically, we have not experienced any cancellation of orders due to product test failures. We believe our customers' involvement in our quality control process not only ensures the high quality of our products, but also fosters a long term and trusting relationship.

Warranties

We offer warranty coverage for most of our products, although we do not have a standard warranty program. The terms and conditions of our warranty coverage depend on our purchase orders with customers. Generally, we guarantee our customers' satisfaction with our products. If a customer has a complaint about our products, we will go to the customer’s site to examine the product and provide a remedy that is satisfactory to the customer. Additionally, we agree to compensate our customers for losses caused by our products' failure under our purchase orders with customers. In some cases we agree to assume all such losses, while in some other cases we agree to pay liquidated damages equal to certain percentage of the sales price.

We have not established any reserve funds for potential customer claims because, historically, we have not experienced significant customer complaints about our products and none of our customers have requested damages for any loss incurred due to product quality problems. However, we intend to establish a reserve fund as we seek to expand our business internationally. If we were to experience a significant increase in warranty claims, our financial results could be adversely affected. See "Risk Factors - Risks Related to Our Business - We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims."

Raw Materials and Suppliers

Raw materials used in our products include copper strip, aluminum bar, steel wire, plastic bags, corrugated paper, wire rotating machine, steel ramming stretch oil, petroleum, cleansing agents, engine oil, gear oil, caustic soda, aluminum drawing oil, copper wiredrawing fluid, various lubricants, and other industrial materials. The principal raw materials are aluminum bar and copper strip, each of which historically accounts for more than 40% of our total annual raw materials purchases. No other raw material exceeds 2% of our total annual raw materials purchases. Measured by tonnage, aluminum bar is our largest raw material purchase, with an annual purchase of approximately 7,727 tons, as compared to approximately 2,567 tons of copper strip for the fiscal year ended December 31, 2006.

Our principal raw materials are generally available in the market and we have not experienced any raw material shortages in the past. Because of the general availability of these raw materials, we do not believe that we will experience any raw material shortages in the future.

We have in the past relied on Shanghai Jutai Copper Co. and Harbin Electric Wire Co. for our copper strip and aluminum bars supplies, respectively. In 2006 our biggest suppliers were Baotou Aluminum Co., Ltd., Harbin Electric Wire Co., Shanghai Jutai Copper Co. and Beijing Golden Eagle Huichuang Copper Co. Purchases from these companies represented approximately 93.4% of our total raw material purchases in 2006.

The following table sets forth our five largest suppliers for the fiscal year ended December 31, 2006:

List of Top 5 Suppliers	Percentage of Total Purchases
Beijing Golden Eagle Copper Co., Ltd.	26.8%
Baotou Aluminum Co., Ltd	23.3%
Harbin Electric Wire Co.	19.1%
Shanghai Jutai Copper Co.	15.8%
Dalian Zhonghe	8.4%

Top 5 suppliers as % of total purchase	93.4%

We do not have formal long-term committal purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating raw material prices. In the purchase contracts with our primary suppliers, we typically specify the quantity of our copper and aluminum purchases for the following 6 to 12 months, based on our projected manufacturing output determined by the purchase orders we receive. The raw materials are delivered in installments based on our order flow throughout the period. See "Risk Factors - Risks Related to Our Business- We do not have any long-term supply contracts with our raw materials suppliers. Any significant fluctuation in price of our raw materials may have a material adverse effect on the manufacturing cost of our products."

In addition to these short-term purchase contracts, we also purchase from our primary suppliers or other suppliers to satisfy additional raw materials needs from additional orders we did not previously project. Due to our dependence on a concentrated number of suppliers for our principal raw materials, we cannot guarantee that necessary materials will continue to be procured at the prices currently available or acceptable to us. To the extent that these suppliers are not able to provide these materials in sufficient quantity and quality on a timely and cost-efficient basis, our results of operations could be adversely impacted until we find another qualified supplier. See “Risk Factors- Risks Related to Our Business-We depend on a few suppliers for a significant portion of our principal raw materials. Interruptions of production at our key suppliers may affect our results of operations and financial performance. In the past, we had experienced price increases on our principal raw materials and we were able to transfer the additional cost to our customers. However, there can be no assurance that we can transfer all of the additional costs resulting from the increase in purchase price of raw materials in the future.

As customary to the industry, suppliers typically make delivery upon receipt of our full or partial upfront payment for the purchase. We normally require our suppliers to purchase freight insurance to ensure against any risk of loss during the shipping period and any such loss will be the supplier's responsibility. After we receive the delivered raw materials, we have three days to raise any dispute regarding the quality and quantity of the goods.

Customers

Our products' target markets are manufacturers of finished wire and cable products. In most cases, our customers incorporate our products in end-products that they subsequently supply to their customers. The products manufactured by us are used by these end-product makers as standard components, materials or parts that are built to their specifications. Therefore, our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used.

We have a large customer base, with more than 100 regular customers both in and outside of the PRC. Among the 93 PRC domestic customers, 40 are in the southern part of the PRC, 7 are in the southwestern part of the PRC, 13 are in the central part of the PRC, and 27 are in the eastern part of the PRC. Our customer base includes some of the global leading brands in the coaxial cable industry, such as Andrew Corporation, one of the largest communication cable manufacturers in the world. Because of these customers' large purchase orders, we have historically derived a significant portion of our sales from a smaller number of customers since we commenced production in 2002. We have much more diverse base of revenue sources now. For example, our 5 largest customers account for an increasingly smaller, but healthier, percentage of net sales compared to past fiscal years. Our top 5 customers represented 41% and 28.9% of our net sales during the fiscal years ended December 31, 2005 and 2006, respectively. Further, we anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business and shift our product portfolio to higher-margin products; however, we can give no assurance that this will be the case.

The following table sets forth our ten largest customers in fiscal 2006:

List of Top 10 Customers	Percentage of Net Sales '06
Zhuhai Hansheng Industrial Co., Ltd.	6.57%
Jiangxi Lianchuang Photoelectricity Science Co.	5.87%
Taizhou Yihua Specialty Electric Co., Ltd.	5.68%
ACOME Xintai Cable., Ltd.	5.49%
Leoni (Changzhou) Electronics Co., Ltd.	5.29%
Shantou Jinqiao (Golden Bridge) Cable Co., Ltd.	5.14%
Danyang Lihua Wire and Cable Co., Ltd.	4.94%
Yantai Xinmu Wire and Cable Co., Ltd.	3.65%
Wuhan Qinda Electric Appliance Co., Ltd.	3.55%
Shenzhen Kingsignal Cable Tech. Co., Ltd.	3.32%
Top 10 customers as % of total sales:	49.50%

Marketing, Sales and Distribution

We market and sell all of our products in the PRC through our direct sales force and internationally through sales agents and distributors.

PRC Sales. Currently, a vast majority of our sales are made to PRC customers and we sell our products to customers directly through our Sales and Marketing Department. The Sales and Marketing Department of Fushi International (Dalian), which consists of 17 people, is responsible for maintaining existing customer relationships and developing new customers.

International Sales. Sales to customers located outside of the PRC are only a small percentage of our total annual sales. To expand our international markets, we have signed letters of intent with foreign independent agents to market our products overseas.

Product Delivery and Risk of Loss

For customers in the PRC, we usually deliver the goods to the customers' place of business, while in some cases customers make their own delivery arrangements. Our Shipping Department delivers our products to customers. The Shipping Department has four heavy trucks and eight contracted drivers. We can ship up to 30 tons per day.

We normally include shipping expenses in the purchase price of our products and, therefore, delivery costs are ultimately borne by our customers. In addition, some orders require us to purchase freight insurance on behalf of a customer in which case the cost of such freight insurance is included in the purchase price of the products.

For export sales to international customers our typical delivery terms are free-on-board, so that customers are responsible for the cost of transportation and bear the risk of loss during transportation.

Insurance

Product Liability Insurance. We currently do not carry any product liability or other similar insurance. While product liability lawsuits in the PRC are rare and we have never experienced significant failures of our products, we cannot give any assurance that we will not have exposure for liability in the event of the failure of any of our products in the future. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent.

Property Insurance and Other Insurance. We purchased automobile insurance with third party liability coverage for our vehicles. In addition, we have purchased property insurance from China United Property Insurance Company to cover real property and plant of up to RMB 103,350,000 (approximately $13,439,532), and manufacturing machine and equipment of up to RMB 36,750,000 (approximately $4,541,410); insurance from China Pacific Property insurance company and Yongan property insurance company to cover real property and plant of up to RMB 20,000,000 (approximately $2,600,780) and RMB89,000,000 (approximately $11,573,472), respectively. The total coverage of our property and equipment is approximately $32,155,194. However, our property and equipment net of depreciation as of December 31, 2006 and 2005 was $47,256,475 and $38,641,783, respectively, and our property insurance therefore covers only less than a third of the value of our property and equipment. See "Risk Factors - Risks Related to Our Business - We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us."

Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC. Further, we do not have key man insurance for our officers and executive managers. Therefore, the loss of one or more of our officers and executive managers will adversely affect our business and operations. See "Risk Factors - Risks Related to Our Business - We do not have key man insurance on our chairman and CEO, Mr. Fu, on whom we rely for the management of our business."

Competition

Competition in the bimetallic industry can be characterized by rapid growth and a concentration of manufacturers, primarily due to rising copper prices and accelerated replacement of copper by bimetallic products applications. The most significant factors that affect our competitive position are:

•  the performance and cost effectiveness of our products relative to those of our competitors;
•  our ability to manufacture and deliver products in required volumes, on a timely basis and at competitive prices;

• the quality and reliability of our products;

• our customer support capabilities.;

• excellence and flexibility in operations;

• degree of global and local presence;

• effectiveness of customer service;

• overall management capability.

We believe that we can differentiate ourselves by offering superior product quality, timely delivery, at attractive pricing. See "Risk Factors - Risks Related to Our Business -- We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue."

Our goal is to become the worldwide leader in the bimetallic industry. Set forth below are our measures and strategies:

•
Cost reduction.  By improving our production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, we will strive to maintain and expand our profit margins.

•
Research and Development.  By partnering with the China Optical and Electronic Association and other domestic research institutions and leveraging out strong R&D capability, we plan to further strengthen our competitive position and gain increased market share in the PRC.

•
Domestic and international expansion.  We plan to continue to focus on the robust PRC market while expanding and enhancing our sales, distribution and customer support capabilities for international sales.

•
Raw materials. We plan to mitigate the risk of increases in raw material price volatility through effective requirements planning, working closely with key suppliers to obtain the best possible pricing and delivery terms and implementing price increases wherever warranted.

•
Acquisitions/ Strategic alliance.  We are reviewing strategic investments, acquisitions and/or forming strategic relationships with companies that can substantially broaden our customer base and expand our distribution capability. We will seek acquisition targets that fulfill the following criteria:

(i)	Companies that can be easily integrated into product manufacturing and corporate management;

(ii)	Companies that have strong joint venture partners that would become major customers;

(iii)
Companies whose existing customers would substantially broaden our customer base and increase our market share, especially relating to markets that we have not penetrated or products that we have not offered; and

(iv)	Companies which are located in places that would put us closer to our target customers, allowing us to serve them better and faster.

Intellectual Property

Our principal intellectual property rights are our patents, patent application and the trademark "FUSHI." We obtained the right to use the "FUSHI" trademark from Mr. Li Fu pursuant to a Trademark Authorization.
PRC Patents and the PRC Patent Law Protections. Fushi International (Dalian) is the registered owner of the patents issued by the Patent Office of the State Intellectual Property Office of the PRC listed below. See “We may not be able to prevent others from unauthorized use of Fushi International (Dalian)'s patents, which could harm our business and competitive position.”

	Type of			Date of	Date of Publication and
Patent	Patent	Patent No.	Inventor's Name	Application	Term

1. Metallurgical	Utility	ZL 2004 2	Mr. Xishan Yang	April 9, 2004	March 30, 2005; term: 10
Rolling and Welding		0031104.0			years from 4/9/2004 to
Device for CCA and					4/8/2014
CCS

2. Polyurethane	Utility	ZL 2003 2	Mr. Xishan Yang	November 11,	December 8, 2004;
(PU) Roller		0105378.5		2003	term:10 years from 11/11/2003
to 11/10/2013

3. Aluminum Bar	Utility	ZL200320105379.X	Mr. Xishan Yang	November 11,	April 20, 2005; term: 10
Brushing Machine				2003	years from 11/11/2003 to
11/10/2013

4. Press Cladding	Utility	ZL 2003 2	Mr. XiShan Yang	November 11,	February 2, 2005; term:
Device for CCA		0105377.0		2003	10 years from 11/11/2003
to 11/10/2013

5. Vertical Integrated	Utility	ZL2003 2	Mr. Xishan	November	November 25, 2005 term:
Drawing Machine for		0105380.2	Yang	11, 2003	10 years from 11/11/2003
CCA					to 11/10/2013

6. Jointing Device for	Utility	ZL992234549	Mr. XiShan Yang	April 12, 1999	February 12, 2000 term:
Copper Clad Steel					10 years from 4/12/1999
Bimetallic Composite Lead					to 4/11/2009

7. Facture for Producing	Utility	Pending	Mr. XiShan Yang	April 28, 2005	Pending
Regular Wire of Copper
Clad Aluminum

8. Jointing Device Producing Copper Clad Aluminum Lead	Utility	ZL96238273.6	Mr. XiShan Yang	August 22, 1996	August 8, 1998 term: 10 years from 8/11/1996 to 8/10/2006

9. Globose Cushion	Utility	ZL96238273.6	Mr. XiShan Yang Mr. Jizhou Ding	December 9, 2005	January 17, 2007 term: 10 years from 12/9/2005 to 12/8/2015

The issued patents nos. 1 through 3 and 5 listed above relate to our "Rolling Bond Welding" method for the production of round-sized CCA. The patented "Press Cladding Device for CCA" is to be used for large sized CCA and required manufacturing equipment is still under development.

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

We believe several manufacturers in the PRC have infringed our patents by using our patented technologies without our prior authorization or paying license fees. We have already taken legal action to seek damages or injunctions against these manufacturers and were awarded favorable judgments on two actions in 2006. We also had 8 pending cases in 2006 against the infringement of Dalian Fushi’s patented Jointing Device Producing Copper Clad Aluminum Lead and we believe that we have a strong likelihood of success.

International Patent Application and the PCT.  Dalian Fushi submitted an international patent application under the International Patent Cooperation Treaty ("PCT") on April 28, 2005. This patent application (PCT/CN2005/00585) is for Bond-Welding Manufacturing Method for Cuponal Busbar and relates to the production of cuponal busbar. The application is still under review.

This application was invented by Mr. Xishan Yang, our senior engineer and Vice President of R&D. A PCT application covers all of the PCT member countries, which include most major industrialized countries. As of March 18, 2007, there were 136 member countries. The PRC became a member of the PCT in 1994

There are two phases in a PCT application. The first phase is the International Phase. Under this Phase, an applicant like Dalian Fushi can file an application using Chinese language in the PRC. Then it will have one year to claim the priority of its PRC filing date in other member countries. The main benefit of filing through PCT instead of directly in the member countries is to allow an applicant to delay "National Phase" filing in the member countries up to 30 months from the initial filing, which is 18 months more than it would normally have when filing directly in foreign countries. During this International Phase period, an applicant can gather more market information and have more time to make decisions about where to file patent applications. At the end of the International Phase period, it will enter the National Phase by filing national applications in each country in which the applicant will want a patent. The Trade-Related Aspects of Intellectual Property Rights (the "TRIPS") determine the term of a patent applied under the PCT in the member countries.

Trademarks and the PRC Trademark Law Protections. The trademark "FUSHI" is registered with the Trademark Office of the State Administration for Industry and Commerce in PRC ("SAIC"). The registered scope of use includes wire products such as wire cable, electric wire, electric resister, telephone line, and cable line. The registered owner is Mr. Li Fu, our founder, chairman and chief executive officer. Mr. Fu has authorized us to use the trademark without any fee or charge for its term. The registered term is valid from April 28, 2003 to April 27, 2013. The trademark was recognized as a "Well Known Trademark" in Dalian city by Dalian Administration of Industry and Commerce for a period commencing from October 2004 to October 2007.

Under the PRC Trademark Law, which was adopted in 1982 and revised in 2001, registered trademarks are granted a term of ten years protection, renewable for further terms. Each renewal is limited to ten years term and the registrant must continue to use the trademark and apply for a renewal within six months prior to the expiration of the current term.

Domain Names. we own and operate a website under the internet domain name www.fushiinternational.com. We pay an annual fee to maintain its registration. The information contained on our website does not form part of this report.

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

Research and Development Activities

In 2002, we set up a research center headed by Mr. Xishan Yang, who is our Chief Executive Vice President of Research and Development and Chief Engineer. The research center consists of 27 full time engineers and research and development personnel that possess expertise in the areas of metal processing, machinery design, material science, process control automation and cable manufacturing. In 2006, pursuant to a Strategic Alliance Agreement, we formed partnership with the Optical and Electronic Cable Association of China to establish a joint research and development center to further enhance our technology leadership in the industry. We plan to hire another 15 to 20 full time engineers after the set up of the center. In the fiscal years ended December 31, 2006 and 2005, we spent $195,058 and approximately RMB 500,000($65,000) respectively, on research and development activities. Most of these expenses were used to improve product quality, develop more rigorous specifications, and develop new metal composite including rare non-ferrous metals, precision alloys, precious metals and aluminum alloys.

In addition to our own internal initiatives on R&D activities to develop new products, some of our R&D activities are initiated by our customers, who convey their needs to us, and we conduct research activities to improve or enhance our existing products to meet their needs.

We have also participated in cooperative research and development programs with local university and research institute. For example, pursuant to a Joint Development Agreement, we are collaborating with Northeast University of China on the research and development of manufacturing equipment for our patented press cladding device for a fee. Programs like this have supplemented our internal R&D department and allowed us to utilize the resources and talent pool in these universities.

Going forward, we intend to further enhance our Research and Development efforts by expanding our engineering team.

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

Employees

Fushi International (Dalian) currently has 407 full time employees, of whom 44 are managerial, administrative, finance and accounting staff, 31 are engineers and research and development personnel, 17 are engaged in sales and marketing, and 315 are in manufacturing. From time to time, we also hire temporary workers and contractors as necessary. Currently, Fushi International (Dalian) has 47 temporary staff for product delivery, cafeteria workers and security guards.

ITEM 2. DESCRIPTION OF PROPERTY

Under PRC law, all land in the PRC is owned by the government, which grants a "land use right" to an individual or entity after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term periods of time and enjoys all the ownership incidents to the land. Dalian Fushi holds land use rights for one piece of land that was used in its business and Fushi International (Dalian)'s business. In addition, we have the right to use another smaller piece of land that is registered under the name of a formerly affiliated company (the “Dongyi Property”). Set forth below is the detailed information regarding these two pieces of land:

Registered Owner of land use right	Location & Certificate of Land Use Right Number	Usage	Square Meters	Construction on the Land	Term of Use Right

Dalian Fushi	1 Shuang Qiang	Industrial	103,605 Sq. M;	Dalian Fushi's	50 years from
	Road, Yang Jia	Use		new facilities	July, 2003
Village, Jinzhou
District, Dalian,
PRC; #0625014

Dongyi	8 Hai La'er Road,	Industrial	3,569 Sq. M;	Dalian Fushi's	40 years from
	Dalian	Use		old facilities	March 4, 1989
Development Zone;
PRC;
#0626006

We acquired the Dongyi Property in connection with the acquisition of Dongyi in 2001. Dongyi was dissolved after the acquisition. Because of the transfer fees that would be incurred as a result of change of registered owner, and because this land is no longer being used in the business, we have not, and we do not intend to change the registered owner of this land. Currently, we lease the facilities located on the Dongyi Property to a third party.

The land registered under our name, as well as the buildings and improvements on the land, secures our bank loans from Bank of China and Industrial and Commercial Bank.

We believe these facilities are in good condition.

For information concerning the costs associated with land use rights, see note 9 to Dalian Fushi's audited financial statements for the years ended December 31, 2005 and 2006.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. In addition to the litigations described below, we have also commenced a number of legal actions against companies which we believe are infringing on our patents, as described above.

Kuhns Brothers Litigation

On December 11, 2006 we received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. against us in the United States District Court, District of Connecticut on November 27, 2006. The action seeks declaratory judgment concerning the interpretation and enforceability of specific terms of an engagement letter agreement, dated May 27, 2005, by and between Kuhns Brothers, Inc. and us, which we terminated in September 2006. We believe that the plaintiffs’ claims are without merit and we intend to vigorously defend the action.

We believe that the outcome of the matter above will have no material effect on our financial condition or results of operations. Except as described above, we are not currently involved in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no stockholders meetings in the fourth quarter of this fiscal year or actions through unanimous written consents by the stockholders of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters.

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board under the trading symbol "FSIN.OB."

On March 27, 2007, the last reported close price of our common stock was $7.45 per share.

As of March 27, 2007, there were 22,782,106 shares of our common stock issued and outstanding on a fully diluted basis, and there were approximately 628 holders of record of our outstanding shares.

The closing prices for the fiscal quarters for fiscal years ended on December 31, 2006 are set forth below(1):

Quarter Ended	Closing Price

03/31/2006	$5.15

06/30/2006	$7.50

09/29/2006	$7.25

12/29/2006	$5.10

(1) Closing prices prior to 2006 are omitted as we completed as reverse merger in December, 2005.

Recent Sales of Unregistered Securities; Use of Proceeds from Unregistered Securities

During the fiscal year ended December 31, 2006, a total of 148,985 warrants were exercised, with 80,000 exercised at $.01 per share and the balance at $3.67 per share. The shares of common stock issued upon exercise were issued in reliance on Section 4(2) under the Securities Act of 1933.

Dividend Policy

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations. See "Risk Factors - Risks Related to an Investment in our common stock - We are unlikely to pay cash dividends in the foreseeable future." We rely entirely on dividends from Fushi International (Dalian) for our funds and PRC regulations may limit the amount of funds distributed to us from Fushi International (Dalian), which will affect our ability to declare any dividends. See "Risk Factors - Risks Related to Doing Business in the PRC - Fushi International (Dalian) and Dalian Fushi are subject to restrictions on paying dividends and making other payments to us" and "- Governmental control of currency conversion may affect the value of your investment."

Equity Compensation Plan Information

We currently do not have any equity compensation plans, but plan to establish an Employee Stock Ownership Plan (ESOP).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Since our founding in 2002, we have grown to be the leading manufacturer of bimetallic products in the PRC market. Today, we serve over 93 customers, covering all the major geographical markets in the PRC with what we estimate to be a 17% market share of the bimetallic wire market. Our principal product Copper Clad Aluminum, or CCA, combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum. Normally using 70% less copper than conventional copper wire, but offering materially the same utility and functionality, CCA is a cost effective substitute for solid copper wire in a wide variety of applications such as coaxial cable for cable television and various video and data applications, signal transmission lines for telecommunication networks, distribution lines for electricity, wire components for electronic instruments and devices, utilities, building wire and other industrial wires.

Between 2004 and 2006, the PRC market experienced substantial growth in the use of bimetallic composite wiring as a substitute to solid copper in an expanding base of applications. Rising copper prices and the massive build out of infrastructure have been the principal drivers of industry wide growth in the PRC, among other things. According to an industry report by Research in China, the PRC bimetallic market is estimated to have grown from approximately 10,000 tons of industry-wide sales in 2004 to 30,000 tons in 2005 and 70,000 tons in 2006, representing compound annual growth rate, or CAGR, of 91.3%, and is anticipated to continue the growth at similarly significant rates in 2007 and 2008. At the present time, bimetallic wire accounts for an insignificant 1.5% of the copper replacement market. It is projected that by 2011, it could account for as much as 20% of the market.

In response to the economic conditions, we moved into a facility that is 25 times the size of our previous facility. We expanded capacity by increasing our production lines from 5 to 20. We maintained in excess of 90% utilization on a 12,000 ton annual capacity. As a result, our net sales increased from $15.7 million in 2004 to $33.7 million in 2005 and $67.6 million in 2006, representing a CAGR of 62.8%.

The price of copper impacts our sales and earnings in two significant ways. First, copper is one of the principal raw material used in manufacturing our product. If we were to take an order from a customer and then subsequently purchase the raw copper materials to fill the order, an increase in copper prices would decrease our margin since we would not be able to pass on these added costs to the customer. Conversely, if copper prices were to decrease after an order is taken, it may lead to higher margins. We, however, regularly make advance payments to our suppliers to lock in copper prices ahead of time. Since our sales price is determined at the time of order placement, this enables us to price the order on pre-existing copper prices and allows us to expand our margins in an operating environment of rising copper prices.

More significantly, our product is used as a viable substitute for copper. When there is a large differential between the price of copper and aluminum, demand for our product increases, as do our margins. When the differential narrows, demand for our product may moderate, as will our margins.

Copper prices exhibited greater than normal levels of volatility in 2006, trending upward dramatically in the first half of 2006, particularly in the second quarter and then slowly descending in the third quarter, accelerating their decrease in the fourth quarter of 2006. However, the 2006 year-end price of copper was still above the beginning of the year price. We believe that our revenue will continue to be impacted by fluctuations in raw material prices and our ability to increase sales, maintain and potentially expand gross, operating and net margins largely depends on whether we are able to pass raw material price increases along to our customers and whether the difference between copper and aluminum increases or decreases. See Risk Factors- Risks Related to Our Business.

With respect to the overall business trend in 2007 and forward, we anticipate sales growth to continue to be aggressive and broadly based, principally due to increased conversion market visibility, expanding market sizes, favorable pricing environment, product profitability, and momentum to gain additional market share.  Our ability to meet increased customer demand for our products will largely depend on whether we have sufficient production capacity and working capital, among other factors.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006 WITH THE YEAR ENDED DECEMBER 31, 2005

General

The following table shows, for the periods indicated, information derived from our consolidated statements of income, expressed as a percentage of sales for the period presented.

	Year ended December 31
	2006	2005
Revenues	100.0%	100.0%

Cost of Goods Sold	63.3%	63.5%

Gross Profit	36.7%	36.5%

Operating expenses
Selling expenses	0.9%	0.9%
General and administrative expenses	5.6%	6.0%
Total operating expense	6.5%	6.9%

Income from operations	30.2%	29.6%

Other income (expense)
Interest income	0.1%	0.3%
Interest expense	-1.6%	-3.1%
Other income	0.5%	0.6%
Other expense	0.0%	0.0%
Liquidated damage expense	-2.2%	0.0%
Total other (expense), net	-3.2%	-2.2%

Income before income taxes	27.0%	27.4%

Provision for income taxes	0.6%	4.2%

Net income	26.4%	23.2%

Selected Financial and Product Data:

	Increase/(Decrease)	Dec.31, 2006	Dec. 31, 2005
Net sales	100.5%	$67,595,774	$33,709,428
Gross Profit	101.6%	24,814,105	12,309,180
Operating Income	104.6%	20,385,606	9,962,617
Net income	128.4%	17,810,026	7,798,981
Pro forma net income, (adding back one time registration penalty charge)	147.3%	19,288,546	7,798,981

EPS- Basic	99.9%	$0.89	$2,015.76
EPS- Diluted	68%	0.84	0.50
Pro forma EPS- Diluted	82%	0.91	0.50
Weighted avg. # of shares- basic		19,933,193	3,869
Weighted avg. # of shares- diluted		21,276,263	15,689,053

Cash	232.5%	$20,493,551	$6,163,670
Total Assets	35.2%	96,162,135	71,136,934
Long term debt	6.0%	10,256,000	9,675,859

Avg. Copper Price (COMEX)	83.5%	$6,175	$3,365
Avg. Aluminum Price (COMEX)	31.4%	2,343	1,783
Avg. Copper Price (Changjiang, PRC)*	80.7%	7,835	4,337
Avg. Aluminum Price (Changjiang, PRC)*	24.4%	2,563	2,061
CCA Average Selling Price	39.0%	5777	4,156

* converted at US$1= RMB 7.9636 for ’06
converted at US$1= RMB 8.1826 for ’05

Net Sales

Net sales were $67.6 million in 2006, compared to $33.7 million in 2005. The 100.5% sales growth in the fiscal year ended December 31, 2006 was primarily attributable to a 39.0% increase in the average selling price of product sold and 44.3% increase in the volume of bimetallic products sold, along with a change in the mix of product sold. The significant increases in average selling price in 2006 were primarily due to the increase in raw material prices, particularly copper prices, and to a lesser degree, changes in the mix of product sold towards more profitable products. Sales volume increases were generally driven by several factors, including increased capacity utilization, accelerated customer acceptance of bimetallic products as a low cost substitute for solid copper wire, and more effective sales and marketing efforts, partially offset by the negative effect of limited and fluctuating availability of working capital.

The following table summarizes average selling prices, sales volumes, production capacities and utilizations for the fiscal years 2004, 2005, and 2006.

	FY2006	FY2005	FY2004
Avg. Selling Price ($/ton)	5,777	4,156	3,523
Sales Volume (tons)	11,701	8,111	4,446

Avg. # of Production lines	20	14	8
Capacity (tons/2-shifts)	12000	8400	4800
Utilization	97.5%	96.6%	92.6%

Customers

We significantly expanded and diversified our customer base in 2006. Our five largest customers accounted for 28.9% of total sales in 2006, down significantly from 41% in 2005 and 75.4% in 2004. Our largest customer accounted for less than 6.6% of sales in 2006. In fact, our ten largest customers in 2006 accounted for only 49.5% of net sales. We believe this increased diversification will significantly limit our risk and give us a stronger based on which to expand. We further believe our overall customer composition and the concentration of our top customers will change as we expand our business and seek to shift our product portfolio to higher margin products. However, the loss of, or significant reduction in orders from any of our largest may still have a material adverse impact on our financial condition and operating results. As we scale up our business, we will expand sales and marketing efforts proportionately and seek to further diversify our customer base, product mix and geographic presence to mitigate the customer concentration risk. Our objective is to focus on retaining existing business and winning new business to capture more market share, both inside the PRC and overseas.

The following table sets forth our ten largest customers in fiscal 2006:

List of Top 10 Customers	Percentage of Net Sales '06
Zhuhai Hansheng Industrial Co., Ltd.	6.57%
Jiangxi Lianchuang Photoelectricity Science Co.	5.87%
Taizhou Yihua Specialty Electric Co., Ltd.	5.68%
ACOME Xintai Cable., Ltd.	5.49%
Leoni (Changzhou) Electronics Co., Ltd.	5.29%
Shantou Jinqiao (Golden Bridge) Cable Co., Ltd.	5.14%
Danyang Lihua Wire and Cable Co., Ltd.	4.94%
Yantai Xinmu Wire and Cable Co., Ltd.	3.65%
Wuhan Qinda Electric Appliance Co., Ltd.	3.55%
Shenzhen Kingsignal Cable Tech. Co., Ltd.	3.32%
Top 10 customers as % of total sales:	49.50%

The following table breaks down number of our customers and sales to application categories by province, for fiscal 2006.

Province	Number of Customers	Co-axial Cable (tons)	Electromagnetic Wire (tons)	Shielding Wire (tons)	Sales (tons)	As % of Total
Guangdong	23	2,197	879	1,318	4,394	38%
Jiangsu	13	814	325	488	1,627	14%
Zhejiang	14	879	351	527	1,757	15%
Hubei	8	396	28	141	565	5%
Jiangxi	9	621	39	116	776	7%
Sichuan	7	798	50	150	998	9%
Shandong	13	803	100	100	1,003	9%
Others	6	290	145	146	581	5%

Total	93	6,798	1,917	2,986	11,701	100.00%

In addition to diversifying our customer base, we also diversified our product base. Co-axial cable declined from 75.2% in 2005 to 58.1% in 2006, while electromagnetic wire increased from 0.3% in 2005 to 16.4% in 2006. As a matter of core competence, we only produce the core metallic wire using our patented continuous welding process and then sell to companies that apply the exterior insulating coatings and jackets. Existing application categories that we supplied products in bulk quantity in 2006 principally consist of the co-axial segment, the electromagnetic wire segment, and the shielded wire segment, accounting for 58.1%, 16.4%, and 25.5% respectively, as illustrated by the above table. Emerging application categories that are in the process of developing economically justifiable markets include transformer wire, distribution wire, automotive harness, micro-electronics wire, and power transmission line.

The following table breaks down application categories as percentage of total sales.

	FY 2006		FY 2005
	sales (tons)	% of total sales	sales (tons)	% of total sales
Co-axial Cable	6,798	58.1%	6,100	75.2%
Electromagnetic Wire	1,917	16.4%	23	0.3%
Shielding Wire	2,986	25.5%	1,988	24.5%
Total	11,701	100.0%	8,111	100.0%

Although we generally do not have long-term contracts with customers, we typically enter into master orders, memoranda, or a letter of intent with some of our larger customers to document a long term buying relationship or pattern. Over the past three years, we have developed what we believe are good and long term relationships with key customers such as Andrew Corporation, ACOME Xintai Co., Ltd., Zhuhai Hansheng Industrial Co., Ltd, Leoni (Changzhou) Electronics Co., Ltd etc.

Our manufacturing activities are determined and scheduled upon projected sales information. Customers typically submit purchase orders seven to fifteen days prior to the requested delivery date. However, the lead time can be as short as three days. The sales price is determined at the time of purchase based on a formula or a unit price for each product. In either case, the purchase price is a function of the market price of copper and/or aluminum at the time of purchase, subject to adjustment at the time of delivery.

In recent years, the actual purchases made by our large customers tended to exceed their annual projections. To meet customer’s purchase requirements beyond the projected range, we normally maintain a 10 to 15 day inventory of regular sized CCA. This regular sized CCA inventory can be easily drawn to the customers’ specified size and available for delivery without much time.

Geographically, a substantial portion of our customers are based in the PRC. For customers such as Andrew Corporation, although it is a US based corporation, most of its orders are placed through its subsidiaries operating inside the PRC. We categorize orders of such type as domestic orders. As a result, we anticipate that most of our net sales will continue to be derived from sale to our PRC customers. Nevertheless, we are seeking to have a significantly larger portion of our sales come from outside of the PRC as we expand our international marketing and distribution efforts

Accounts Receivable

Accounts receivable was $7.0 million as of December 31, 2006. Accounts receivable related to our top five and top ten customers accounted for 42.43% and 73.25%, respectively, of our total accounts receivable balance.

We routinely extend unsecured credit to large or regular customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have not seen any accounts receivable go uncollected beyond 90 days or experienced any write-off of accounts receivable in the past. Therefore, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable.

Cost of Goods Sold

Cost of goods sold increased to $42.8 million in 2006, from $21.4 million in 2005, as measured by percentage of net sales, was 63.3% in 2006 compared with 63.5% in 2005. Cost of good sold principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, shipping and handling costs, and other fixed costs. The significant increase in Cost of Goods Sold was principally due to substantially increased production and sales volume resulting from strong market demand and added capacity. The slight drop in Cost of Goods Sold as a percentage of sales largely reflects our pricing success in passing on the increases in our principal raw material costs, especially the volatile copper price, in almost its entirety to the customers.

Copper and aluminum are the primary raw materials we use in the manufacture of our products. In 2006, we purchased over 2,567 tons of copper strip and 7,727 tons of aluminum bar. Raw materials and other raw material costs accounted for 89.6% and 3.9%of COGS, respectively, in 2006. Other variable costs including manufacturing labor, maintenance, shipping and handling, utility amounted to $0.82 million, or 1.9% of COGS. Depreciation and overhead costs as a percentage of COGS were 3.8% in 2006. The manufacturing related depreciation for 2006 was $0.81 million.

Suppliers

We also significantly diversified our sources of supply. We have historically relied on two key suppliers, namely Harbin Electric Wire Co. and Shanghai Jutai Copper Co., for the procurement of copper strip and aluminum bar. These two suppliers combined to account for approximately 41% and 96% of our total raw material purchases during the fiscal years 2005 and 2004, respectively. During fiscal 2006, however, based on cost, they were replaced by Baotou Aluminum Co., Ltd. and Beijing Golden Eagle Copper Co., Ltd as the largest suppliers of our aluminum bars and copper strips purchased, respectively. Our dependence on a concentrated number of raw material suppliers has been substantially reduced.

The following table sets forth our five largest suppliers for fiscal 2006:

List of Top 5 Suppliers	Percentage of Total Purchases
Beijing Golden Eagle Copper Co., Ltd.	26.8%
Baotou Aluminum Co., Ltd	23.3%
Harbin Electric Wire Co.	19.1%
Shanghai Jutai Copper Co.	15.8%
Dalian Zhonghe	8.4%

Top 5 suppliers as % of total purchases	93.4%

Gross margin

Gross profit was $24.8 million in 2006, up 101.6% from gross profit of approximately $12.3 million in 2005. As a percentage of net sales or gross margin, gross profit increased slightly from 36.5% to 36.7%. This was primarily driven by higher raw material costs and correspondingly higher average selling prices, and to a lesser degree, particularly in the case of second quarter of 2006, the favorable impact of advance payments where we were able to lock in raw material prices at low levels upon points of purchase and price the products at high levels upon delivery. In addition, we benefited from improved product mix.

A majority of our sales are pursuant to a pricing formula that is based on the Shanghai Changjiang spot prices of copper and aluminum, adding raw material processing fees and margins markup ranging from RMB Yuan 11,000 to 15,000, or $1,381 to $1,884 converted at 1 USD to 7.9636 RMB Yuan, depending on diameters. While our revenue and cost of goods sold fluctuate with raw material prices, our profitability is highly correlated to, and the attractiveness of our products is considerably affected by, the price ratio between copper and aluminum.

However, there is sometimes a lag between the change in price of copper and our gross margins. In the third quarter of 2006, the spread between copper and aluminum was the highest in the year, but our margins were the lowest. The same conditions occurred in the fourth quarter of 2005. While a higher differential is extremely positive for both demand and margins over the long-term, increasing copper prices can hurt margins in the short term.

Over the last eight quarters, spot price of copper has escalated rapidly and has been subject to significant volatility. The average quarterly spot prices per ton of copper and aluminum for COMEX, LME and Shanghai Yangtze of China, along with related gross margins of our company, for the periods indicated are summarized as follows:

	1Q'06	2Q'06	3Q'06	4Q'06	FY2006
Avg. COMEX Cu ($/ton)	4,500	6,740	7,080	6,380	6,175
Avg. COMEX Al ($/ton)	2,243	2,448	2,230	2,452	2,343
Comex Cu/Al	2.01	2.75	3.17	2.60	2.64

Avg. LME Cu ($/ton)	4,480	6,540	6,960	6,420	6,100
Avg. LME Al ($/ton)	2,216	2,432	2,292	2,473	2,353
LME Cu/Al	2.02	2.69	3.04	2.60	2.59

Avg. Changjiang Cu (RMB/ton)	47,218	65,172	68,814	67,318	62,391
Avg. Changjiang Al (RMB/ton)	19,728	20,741	19,890	21,288	20,407
Yangtze Cu/Al	2.39	3.14	3.46	3.16	3.06

Gross Margin	36.1%	44.4%	30.9%	34.1%	36.7%

	1Q'05	2Q'05	3Q'05	4Q'05	FY2005
Avg. COMEX Cu ($/ton)	2,940	3,060	3,400	4,060	3,365
Avg. COMEX Al ($/ton)	1,823	1,688	1,711	1,912	1,783
Comex Cu/Al	1.61	1.81	1.99	2.12	1.89

Avg. LME Cu ($/ton)	2,960	3,080	3,400	3,900	3,335
Avg. LME Al ($/ton)	1,711	1,629	1,675	1,877	1,723
LME Cu/Al	1.73	1.89	2.03	2.08	1.94

Avg. Changjiang Cu (RMB/ton)	32,193	35,061	35,319	39,196	35,486
Avg. Changjiang Al (RMB/ton)	16,251	16,903	16,503	17,814	16,868
Yangtze Cu/Al	1.98	2.07	2.14	2.20	2.10

Gross Margin	37.8%	43.9%	45.7%	28.5%	36.5%

Our gross profit margins have historically fluctuated between 30% and 45%. We realized a slight increase in the gross margin for fiscal 2006 as a whole, although the quarterly margins varied widely. The first quarter of 2006 had a normal margin of 36.1%. During the second quarter as copper ran to a record high, margins rose to 44.4%. Margin declined sharply in the third quarter to 30.9% and then rebounded back to 33.1% in the fourth quarter of 2006. See “Risk Factors- Risks Related to Our Business- Due to increased volatility of raw material prices, the timing lag between the raw material purchases and the product pricing can negatively impact our profitability”. In the second quarter, we benefited from the rapidly rising copper price to realize increased profitability by utilizing previously-acquired, lower cost raw material inventory to fulfill orders priced at current higher copper prices. In the third quarter, the reverse happened, but to a much lesser degree.

We anticipate that the gross margins for future quarters will continue to fluctuate due to several factors, including, continued raw-material price volatility, changes in the relative mix of our products, and the average selling prices for our products, among other things. As exhibited by our historical profitability pattern, although raw material prices fluctuate over time, which caused monthly variations in the costs of raw material purchases, the fluctuations tend to be short term, making forecasting operating results and performance on annual and long term basis much easier to do than on a quarterly basis. As we continue to focus on enhancing profitability, optimizing cost structure and expanding margins, we anticipate the gross margins to somewhat stabilize in the range between 34% and 38%.

Selling, General and Administrative Expenses

Selling expenses, which principally include sales related staff salary and welfare, travel expenses, and sales commissions, were $613,119 in 2006, compared to $317,324 in 2005, a 93.2% increase. As a percentage of net sales, selling expenses remained unchanged at 0.9% in 2006 compared to 2005. General and administrative expenses, as a percentage of net sales, dropped to 5.6% of net sales in 2006, compared to 6.0% in 2005. The decrease was primarily due to the semi-fixed nature of many of these costs including office expenses, supplies, administrative salaries, insurance, and utilities. Research and development expense, which is included in general and administrative expenses, increased by $195,058 in 2006.

During 2006, we took advantage of economies of scale, improved efficiency and leverage of operating expenses to achieve economic results. Going forward, our operating expenses will continue to be affected by our investment in sales, marketing and customer support personnel and commissions paid to our sales force for revenue generated. In addition, we anticipate that general and administrative expenses will increase for the foreseeable future as a result of our expected continued growth and the costs of complying with our reporting and other requirements as a public company.

Interest Expense

Interest expense increased to $1.07 million in 2006 from $1.03 million in 2005, while as a percentage of net sales, interest expense dropped to 1.6% in 2006 from 3.1%. The slight increase in absolute amount is largely due to the higher average short term bank loan levels on our revolving credit facility partially offset by capitalization of interest relating to the construction of assets in the amounts of approximately $282,641 in 2006.

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

Income tax

Fushi International, Inc. (formerly Parallel Technologies, Inc.) is a company incorporated in the State of Nevada and Fushi Holdings is a company incorporated in the State of Delaware. We conduct substantially all our operations through our PRC operating subsidiaries. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	we did not conduct any material business or maintain any branch office in the United States,

•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

•
we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

PRC Enterprise income tax

In 2006, our business operations were solely conducted by our subsidiaries incorporated in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, foreign invested enterprises, or FIEs, established in the PRC are generally subject to an enterprise income tax rate of 25%. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an enterprise income tax rate of 33% (30% state income taxes plus 3% local income taxes). However, the Income Tax Laws provide certain favorable tax treatment to a company that qualifies as a "new or high-technology enterprise" or a “Foreign Invested Enterprise (“FIE”) located in the old town of an inshore open city”. Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

The Dalian Municipal Government issued a notice in 2000 providing for a series of tax preferential treatments to companies that qualify as "new or high-tech" enterprise or companies that are registered and operate in a specified development zone in Dalian City.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi's bimetallic composite conductor wire product was approved by Dalian Cit as a "high-tech" project. As a result, Dalian Fushi is a business entity that is qualified as a "new or high-technology enterprise," and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation, which expired on December 31, 2003, followed by a 50% reduction and other favorable tax treatment for the succeeding three years, which expires on December 31, 2006. After December 31, 2006, we may consider available options under applicable PRC tax laws that would enable us to qualify for further preferential tax treatment. The provision for income taxes for the year ended December 31, 2006 was $398,425.

Fushi International (Dalian) was incorporated in the PRC as an FIE and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Fushi International (Dalian) has located its factories in a special economic region in Dalian and is granted certain preferential treatments including a corporate income tax rate of 24%. In September 2005, Fushi International (Dalian) was approved as a wholly foreign owned enterprise. This economic region allows Fushi International (Dalian), now Fushi International (Dalian) Bimetallic Cable Co., Ltd after name change which went effective January 2007, a two-year income tax exemption for the years ended December 31, 2006 and 2007, and a 50% income tax reduction for the following three years ended December 31, 2008, 2009, and 2010.

Since Fushi International, Inc, and DPI incurred net operating losses for income tax purposes for 2006, Fushi International (Dalian) is entitled to tax exemption, and income tax provision made for Dalian Fushi for the year ended December 31, 2006 was $398,425, a total of $398,425 was made for tax provision on a consolidated basis for the fiscal year ended December 31, 2006.

Net Income

Net income increased to approximately $17.8 million, or 26.3% of net sales for the year ended December 31, 2006, from approximately $7.8 million, or 23.1% of net sales for the year ended December 31, 2005, representing an increase of $10 million or 128.4% and an expansion of net margin by 3.2% percentage points. The bottom line increase is primarily due to i) substantial revenue increases, ii) sustained gross margin in spite of extremely volatile raw material prices; and iii) improved operating efficiency resulting from cost control measures. Earning per share was $0.89 and $0.84 on a diluted basis.

The pro forma net income would amount to $19.3 million and the EPS would increase from $0.50 to $0.91 had the 255,000 registration rights penalty shares valued at approximately $1.5 million not been charged to the income statement.

Foreign Currency Translation Gains

In the year ended December 31, 2006, the RMB steadily rose against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $1.9 million. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. See “Risk Factors- Risks Related to Doing Business in the PRC. - The fluctuation of the Renminbi may materially and adversely affect your investment.”

Materially all of our revenues and a majority of our expenses in 2006 were denominated in RMB Yuan. The income statement accounts and balance sheet amounts with the exception of equity at December 31, 2006 were translated at 1 RMB Yuan to 0.12557 USD, or 1 USD to 7.9636 RMB Yuan. The equity accounts were stated at their historical rate.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our working capital requirements and capital expenditures through cash flows from operations, bank loans and sales of its common stock. As is customary in the industry, we provide payment terms to most of our customers that exceed terms that we receive from our suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations.

As of December 31, 2006, we had approximately $20.5 million in cash, up $14.3 million from $6.2 million at December 31, 2005.

Working capital, as measured by current assets less current liabilities, at December 31, 2006, was $18.1 million compared to $10 million at December 31, 2005. The working capital primarily consists of (i) change in accounts receivable resulting from revenue growth; (ii) change in inventory to reflect requirement of expanded operation and customer base, including advances for raw materials. During the third quarter of 2006, we experienced a shortfall of working capital because of higher raw materials costs and the routine lags in customer payments. Although this situation was rectified in the fourth quarter of 2006, we are not in a position to provide any assurance that similar incident will not happen again. See “Risk Factors- Risk Related to Our Business- Increases in raw materials prices will increase our need for working capital.

For 2006, cash generated from operating activities totaled $13.3 million compared to cash provided by operations of $3.1 million in 2005. This was principally attributable to a $10 million increase in net earnings and a $0.5 million decrease in inventory resulting from more efficient use of raw materials and finished goods partially offset by (i) $0.6 million increase in accounts receivables due to credit sales growth and rise in raw material prices that drove sales prices higher; (ii) $1.7 million decrease in accounts payables; (iii) $5.1 million decrease in income tax payable and other tax payable. Overall, rising and volatile copper prices and the resultant increase in accounts receivables and advance payment arrangements for raw material inventories significantly impacted our working capital funding requirements.

Going forward, our working capital needs relating to the realization of our revenue and capacity expansion plans for the long and short term will depend upon numerous factors, including the prices we pay our suppliers to procure the raw materials, operating and internally cash generating results, competition, our relationships with suppliers or customers, the availability of credit facilities and financing alternatives, none of which can be predicted with certainty.

Accounts Receivable Turnover for 2006 was 10.2, or 35 days as Days Receivable Outstanding; Inventory Turnover was 11.6, or approximately 32 days as Days Inventory Outstanding.  Our Quick Ration was 1.0.

Cash used in investing activities was approximately $13.0 million, primarily as a result of capital investment in new equipment and machinery including advances to machinery and equipment suppliers, as well as decoration and improvement of the office building, all as part of our planned expansion.

Financing activities provided net cash inflow of $12.1 million during 2006. We rolled over maturing, short term working capital loans and also drew down from our existing credit line facilities to meet working capital needs. Maturities for the working capital financing range from three to six months. We intend to renew these loans over again when they become due. In addition, On September 13, 2006, Mr. Li Fu, our largest shareholder and Chairman of the Board, entered into a stock purchase agreement to sell a total of 800,000 shares of common stock of the Company to Pope Investments LLC and Halter Pope USX China Fund. The transaction closed on September 19, 2006. The shares were sold in a private sale transaction and with a restrictive legend. On September 20, 2006, Mr. Fu advanced a large portion of the proceeds from the private sale amounting to $4.45 million to the Company in meeting the Company’s working capital needs. The loan is unsecured, interest free and repayable on demand.

As of December 31, 2006, we had the following long-term bank loans and short-term working capital financing outstanding with the following terms:

Name of lenders	Date of borrowing	Date of maturity	Interest rate per annum	Borrowed amount (RMB)	Borrowed amount (USD)
LONG TERM LOANS
Industrial and Commercial Bank of China	2003.05.06	2008.04.10	5.580%	40,000,000	$5,128,000
Industrial and Commercial Bank of China	2003.05.17	2008.04.10	5.580%	40,000,000	$5,128,000
Total long terms loans:				80,000,000	$10,256,000
SHORT TERM LOANS
Revolving credit line of RMB100MM for working capital
Bank of China	2006.09.22	2007.04.21	6.732%	22,000,000	$2,820,400
Bank of China	2006.11.23	2007.02.22	6.547%	20,000,000	$2,564,000
Bank of China	2006.12.28	2007.03.27	6.547%	17,000,000	$2,179,400
Bank of China	2006.06.12	2007.03.11	5.940%	30,000,000	$3,846,000
Dalian Commercial Bank of China	2006.05.16	2007.05.15	6.338%	7,600,000	$974,320
ShenZhen Development Bank	2006.12.12	2007.04.12	5.833%	936,153	120,015
Total short term loans:				RMB97,536,153	$12,504,135

•	Translated using 1USD=7.8003RMB

On January 24, 2007, we and Citadel Equity Fund Ltd. ("Citadel") entered into a Notes Purchase Agreement (the “Notes Purchase Agreement”) pursuant to indicative financing term sheets dated December 19, 2006. Pursuant to the terms of the Notes Purchase Agreement, the Company offered and sold and Citadel purchased (a) $40,000,000 of the Company’s Guaranteed Senior Secured Floating Rate Notes due 2012 (the “HY Notes”) and (b) $20,000,000 of the Company’s 3.0% Senior Secured Convertible Notes due 2012 (the “Convertible Notes” and collectively with the HY Notes, the "Notes").

The HY Notes and the Convertible Notes were issued pursuant to indentures, each dated January 25, 2007 (the “HY Indenture” and “CB Indenture”, respectively, and together, the "Indentures") among the Company, the FHI, as guarantor, and The Bank of New York, as trustee for the Notes. Pursuant to the Indentures, FHI has agreed, and all of the Company’s other existing and future domestic subsidiaries are obligated, to guarantee, on a senior secured basis, to the holders of the Notes and the trustee the payment and performance of the Company’s obligations thereunder.

As security for the Notes, the Company and The Bank of New York, as collateral agent, entered into a share pledge agreement, dated January 25, 2007 (the "Share Pledge Agreement"), to guarantee the Notes with all of the shares of common stock of each of our subsidiaries.

The indentures for the notes, there are a number of restrictions on our governing our Notes contain various covenants that may limit our discretion in operating our business including the incurrence. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue stock of subsidiaries, incur additional debt, restrictions on payments, distributions and asset sales. create liens on our assets to secure debt. In addition, if there is default, or we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments or redeem or repurchase our capital stock. If we can not satisfy the required business targets of the indentures, we also have the possibility to default.

The indentures governing our Notes require us to maintain certain financial ratios and limit our ability to make capital expenditures. For example, we are required to maintain (a) a Fixed Charge Coverage Ratio, as determined as of the last day of each fiscal quarter, for the four fiscal quarters ending on such day, of at least 2.0 to 1.00, (b) a leverage ratio, as determined as of the last day of each fiscal quarter, for the four fiscal quarters ending on such day, not exceeding 5.5 to 1.00 from the issue date of the notes through December 31, 2007, and 5.0 to 1.00 thereafter. Covenants and ratios like this could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Further, they could reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes, and limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements, among other things. See Risk Factors- Risks Related to Our Recent High Yield and Convertible Notes. Detailed terms of the indentures, notes and related transaction documents can be found in our Current Report on Form 8-K filed with the SEC on January 26, 2007, as well as the transaction documents which are annexed thereto.

Interest on the notes is payable semi-annually in arrears, commencing July, 2007. We anticipate that existing cash reserves and cash flow from future operations will be used for such purposes.

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

Revenue recognition

Revenue is recognized when product is shipped and title passes to the customer and collectibility is reasonably assured. Sales revenue represents the invoiced value of goods, net of a VAT. All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing its finished products.

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

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions since its inception.

ITEM 7.  FINANCIAL STATEMENTS

The following table presents selected financial data for us for the previous two fiscal years ended December 31, 2006 and 2005. We derived the selected financial data set forth below from our statements of operations for the two fiscal years ended December 31, 2006 and 2005, and our balance sheets as at December 31, 2006 and 2005, each is included in this report. You should read the following summary financial data in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

	For the Fiscal Year ended December 31,
	2006	2005
Gross revenues	$67,595,774	$33,709,428
Income from operations	$20,385,606	$9,962,617
Net income	$17,810,026	$7,798,981

Total assets	$96,162,135	$72,151,278
Total liabilities	$31,028,011	$26,927,483

The Company's consolidated financial statements, including the notes thereto, together with the report of independent certified public accountants thereon, are presented beginning at page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2006, Fushi International, Inc. (the “Company”) dismissed Jimmy C.H. Cheung & Co. (“Cheung”) as its independent accountant. Cheung had been previously engaged as the principal accountant to audit the Company’s financial statements. The decision to change accountants was approved by the Company's Board of Directors.

From the date of Cheung’s retention as the Company’s registered independent certified public accounting firm on December 13, 2005 through the date of Cheung’s dismissal, there were no disagreements between Cheung and the Company on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure, which disagreements, if not resolved to the satisfaction of Cheung, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

On October 17, 2006, the Company retained Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”) as its new independent accountant, which retention was approved by the Board of Directors of the Company. Moore Stephens is located at 1199 South Fairway Drive. Suite 200, Walnut, California 91789. The Company has not consulted with Moore Stephens on any matters relating to the application of accounting principles or any matter that was either the subject of a disagreement or a reportable event prior to this engagement.

ITEM 8A. CONTROLS AND PROCEDURES
 (a)   Disclosure Controls and Procedures.

At the conclusion of the fiscal year ended December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our officers concluded that, as of December 31, 2006, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b)   Changes in Internal Control over Financial Reporting

 During the fiscal year ended December 31, 2006, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting. However, in November, 2006, we engaged independent consultants to initiate a comprehensive review of our financial and accounting systems and procedures in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  The consultants are currently in the process of conducting evaluation of our internal control over financial reporting, and designing and implementing enhanced processes and procedures to improve our internal control over financial reporting.

Based on the preliminary results of the consultant’s review, we believe that we lack a comprehensive company level controls system, including an assessment framework of design and operating effectiveness.  We are in the process of implementing controls with the assistance of the independent consultant

ITEM 8B. OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the quarter ended December 31, 2006 which were not disclosed on such form.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our Directors and Executive Officers

The following are our Directors and Executive Officers. The same persons also have been elected as directors of Fushi Holdings and Fushi International (Dalian) and hold similar positions with each of these entities. Except for John D. Kuhns, each of our current executive officers and directors is a resident of the PRC. As a result, it may be difficult for investors to effect service of process within the United States upon them or to enforce court judgments obtained against them in United States courts.

Directors and Executive Officers	Position/Title	Age
Li Fu	Chairman of Board and CEO	41
Yue Mathus Yang	Vice-President, Director	39
John D. Kuhns	Director	57
Wenbing Chris Wang	Treasurer, Secretary	36

All of our directors hold office until the next annual meeting of shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of our Board of Directors.

Directors and Executive Officers of Dalian Fushi

Dalian Fushi's current executive officers and directors are:

Directors and Executive Officers	Position/Title	Age
Li Fu	Executive Director	41
Yue Mathus Yang	General Manager	39
Wenbing Chris Wang	Chief Financial Officer	36
Xishan Yang	Chief Engineer and	69
	Executive Vice President of R&D
Chunyan Xu	Supervisor Director	51
Yang Roy Yu	Executive Vice President of Finance
	and Accounting	25

The following is a description of the business experience for the last five years for each of the above named directors and executive officers of our company, Fushi Holdings, Fushi International (Dalian) and Dalian Fushi.

Mr. Li Fu was appointed our Chairman and CEO on December 13, 2005. Mr. Fu is a founder of Dalian Fushi and has been the Executive Director of Dalian Fushi since he founded the company in 2001. Prior to founding Dalian Fushi and focusing his time on Dalian Fushi's management and operations, Mr. Fu had founded and managed Dalian Fushi Enterprise Group Co., Ltd., a holding company owning various subsidiaries in the hotel, process control instrumentation, international trade, automobile maintenance and education businesses. Mr. Fu graduated from PLA University of Science and Technology with a degree in Engineering.

Mr. Yue Mathus Yang was appointed a director and President of our company on December 13, 2005. He has served as the General Manager of Dalian Fushi since November 2004. Mr. Yang is the founder of Forward Investment Co., Ltd and has served as its Chairman since 2000. Prior to that, Mr. Yang worked for Liaoning Province Economic & Trade Collaboration Enterprise Group as an Executive VP from 1994 to 1998 and the Export Department of Liaoning Province Chemicals Import & Export Corporation as a Business Manager from 1990 to 1994. Mr. Yang graduated from Shenyang Finance University with a Bachelor's Degree in International Trade.

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

Mr. Wenbing Chris Wang has served as our Chief Financial Officer since December 13, 2005. Mr. Wang has served as Chief Financial Officer of Dalian Fushi since March 2005. Mr. Wang served as an Executive Vice President of Redwood Capital, Inc. from November 2004 to March 2005, with specific focus on providing strategic and financial advisory services to China based clients seeking access to the U.S. capital markets. Mr. Wang previously served as Assistant VP of Portfolio Management at China Century Investment Corporation from October 2002 to September 2004. Mr. Wang began his investment banking career at Credit Suisse First Boston (HK) Ltd in 2001. From 1999 to 2000, Mr. Wang worked for VCChina as Management Analyst. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester.

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

Ms. Chunyan Xu has served as the Controller of Dalian Fushi since 2001. She previously served as the Chief Accountant at the Dalian Personnel Bureau and served as a Finance Manager of a Chinese public company. Ms. Xu has many years of experience in industrial accounting, public company accounting and accounting management.

Mr. Yang Roy Yu has served as our Executive Vice President of Corporate Finance and Account since February 2006. Mr. Yu previously worked for Harbin Yinhai Co.  At Harbin Yinhai, he served primarily as Manager of the Investment and Development Department and was active in all aspects of its financial operations. Born in Harbin, Mr. Yu received his B.A. in Accounting and Finance from London South Bank University, and was qualified by the Association of Chartered Certified Accountants in 2004.

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

AUDIT COMMITTEE

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our company, however, recognizes the importance of good corporate governance and intends to appoint an audit committee comprised entirely of independent directors, including at least one financial expert, during our 2007 fiscal year.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the calendar year ended December 31, 2006, and to date, all Section 16(a) filing requirements applicable to its insiders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following is a summary of the compensation paid by is to our CEO and executive officers who have received compensation in excess of $100,000 for the two years ended December 31, 2006 and 2005, respectively.

		Salary (cash or non-cash)	Bonus (cash or non-cash)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Li Fu (1)	2006	—	—	—	—	—	—	—	—
	2005	240,000	—	—	—	—	—	—	—

Yue Mathus Yang (2)	2006	—	—	—	—	—	—	—	—
	2005	180,000		—	—	—	—	—	—

Chris Wenbing Wang (3)	2006	—	—	—	—	—	—	—	—
	2005	120,000	—	—	—	—	—	—	—

(1) Mr. Fu's annual salary for 2005, commencing in December, 2005, was $240,000.

(2) Mr. Yang joined us in November 2004. Beginning in December 2005, his annual salary was $180,000.

(3) Mr. Wenbing Chris Wang joined us in March 2005. Beginning in December 2005, his annual salary was $120,000.

Although we do not have any equity compensation plans, under our Series B convertible preferred stock purchase agreement we are to reserve for issuance 2,000,000 shares of common stock under an approved and qualified employee stock ownership plan, the terms of which will be determined by the compensation committee of our Board of Directors.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

We have three executive officers, Messrs Li Fu, Yue Mathus Yang and Chris Wenbing Wang. Messrs Li Fun and Yue Mathus Yang are also directors of the Company. We do not have a separate compensation committee and the Board of Directors serves as the Company’s compensation committee.

The Board of Director’s goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management. We have no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. We have not used a compensation consultant in any capacity but believe that ourexecutive officer compensation package is comparable to similar businesses in ourlocation of operations.

Each of the three executive officers has an employment agreement that outlines salary and benefit arrangements. The three agreements have similar terms, which include, but are not limited to: base salaries of cash, discretionary bonus, termination for cause and termination without notice and the provision of labor-related benefits in conformance with PRC labor laws. These agreements have ten-year terms.

Notwithstanding the said employment agreements, each of the three executive officers has elected to waive and forego their base salaries for the fiscal year ended December 31, 2006.

Compensation of Directors

Persons who are directors and employees are not currently additionally compensated for their services as a director. There is no plan for compensation of persons who are directors who are not employees, but it is expected that in the future we will create a remuneration and expense reimbursement plan. It is anticipated that such a plan would be primarily based on stock options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Our Voting Securities

The following table sets forth certain information as of March 27, 2007 with respect to the beneficial ownership of each class of our voting securities by (i) any person or group owning more than 5% of each class of our voting securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group. We effectuated a name change and a reverse stock split on January 30, 2006. The table reflects the beneficial ownership of our common stock by the foregoing individuals after the reverse stock-split.

In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percent of common stock beneficially owned by a person on March 27, 2007, (a) the numerator is the number of shares of the common stock beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security (in this case the warrants) and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March 27, 2007 which is approximately 20,000,000, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the warrants. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Except as otherwise stated, the address of the directors and executive officers listed in the table is c/o our company, 1 Shuang Qiang Road, Jinzhou, Dalian, People's Republic of China 116100.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	Shares		Percent
Owner of More than 5%

Li Fu(transferred from Dalian Fushi
Enterprise Group Company, Ltd.
("Fushi Group")(1)
1 Shuang Qiang Road, Jinzhou
Dalian, People's Republic of
China 116100	11,915,998		52.3	%(2)

Pope Asset Management LLC
5100 Poplar Avenue, Suite 512
Memphis, TN 38137	2,716,463	(3)	11.9%

Directors and Executive Officers

Li Fu (transferred from Fushi Group)
Chairman of Board, Director,
CEO	11,915,998		52.3%

Yue Mathus Yang
Director and President	1,272,244		5.58%

John D. Kuhns
Director
The Farm House
558 Lime Rock Road
Lakeville, CT 06039	637,988	(4)	2.8%

Wenbing Chris Wang
Chief Financial Officer	200,000		0.88%

Xishan Yang
Head of Research and Development	241,448		1.06%

Chunyan Xu Controller	22,751		0.10%

All Directors and Executive Officers as a group	14,190,429		62.7%

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

(2) On or about March 3, 2006, Fushi Group, of which Mr. Li Fu, our chairman of Board and CEO, owns 85%, has transferred its entire equity interest in the Company to Mr. Li Fu. On about the same time, Mr. Fu has agreed to transfer out of his shares an aggregate of 2,939,774 shares to his immediate family members and 200,000 shares to Mr. Wenbing Wang. Thus, Mr. Fu is the beneficial owner of a total of 12,796,421 shares (including Dalian Fushi's holdings) under Rule 13d-3 of the Exchange Act.

As a condition of our series B convertible preferred stock purchase agreements, Dalian Fushi deposited in escrow its 20,000,000 pre-reverse stock-split shares of common stock acquired from Glenn Little. These shares were converted into 81,542 shares of common stock at the reverse stock split, representing approximately 0.4% of our outstanding common stock.

Our management team, which includes Li Fu, Yue Mathus Yang, Xishan Yang and Chunyan Xu, deposited in escrow 746,254 shares of series A convertible preferred stock that have collectively converted into 14,719,578 shares of common stock, representing approximately 73.6% of our outstanding common stock, following the reverse stock-split. Up to 3,000,000 shares in escrow, secure indemnity obligations under the series B convertible preferred stock purchase agreements and our obligation to meet the net profit targets for the fiscal years ended December 31, 2005 and December 31, 2006.

(3) Pope Asset Management LLC, a registered investment advisor, acquired these shares for the accounts of 139 of its clients and has sole voting power over these shares, but shares dispositive power with its clients over the shares in their respective accounts. Includes warrants to purchase 619,689 shares of common stock.

(4) Includes warrants to purchase 89,745 shares of common stock, as well as 239,506 shares of common stock owned by Kuhns Brothers and warrants held by Kuhns Brothers to purchase 149,575 shares of common stock. Mr. Kuhns one of our directors, is the Chairman and 45% shareholder of Kuhns Brothers. Thus, Mr. Kuhns has the voting and investment power over the securities held by Kuhns Brothers and is deemed to be the beneficial owner of these securities under Rule 13d-3 of the Exchange Act.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of December 31, 2006, Kuhns Brothers, Inc was paid $80,000 based on an engagement letter agreement dated May 27, 2005, by and between Kuhns Brothers, Inc. and the Company, which the Company terminated in September 2006. The majority owner of Kuhns Brothers, Inc. is John D. Kuhns, one of our Directors.

On September 13, 2006, Mr. Li Fu, our largest shareholder, Chief Executive Officer and Chairman of the Board, entered into two stock purchase agreements to sell a total of 800,000 shares of common stock of the Company to Pope Investments LLC and Halter Pope USX China Fund. The transaction closed on September 19, 2006. The shares were sold in a private sale transaction and with a restrictive legend. On September 20, 2006, Mr. Fu advanced a large portion of the proceeds from the private sale amounting to $4.45 million to the Company in meeting the Company’s working capital needs. The loan is unsecured, interest free and repayable on demand.

None of our directors is an independent director pursuant to the definition of “independent director” under NASDAQ, Marketplace Rule 4200(a)(15). We do not have a separately designated audit, nominating or compensation committee or committee performing similar functions and the Board of Directors fulfills the roles of such committees.  The members of the Board of Directors are also not independent under the relevant committee independence standards of the Rules of NASDAQ.

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

4.6	Form of Notes Purchase Agreement, dated as of January 24, 2007, by and among the Company and Citadel Equity Fund Ltd. (4)

4.7	Form of HY Indentures, dated as of January 25, 2007, by and among the Company, the FHI and the Bank of New York. (5)

4.8	Form of CB Indentures, dated as of January 25, 2007, by and among the Company, the FHI and the Bank of New York. (6)

4.9	Form of Share Pledge Agreement, dated as of January 25, 2007, by and among the Company and the Bank of New York. (7)

4.10	Form of Investor Rights Agreement, dated as of January 25, 2007, by and among the Company, FHI, FID, DF, Li Fu, Mathus Yue Yang, Chris Wenbing Wang and Citadel. (8)

10.1	Share Exchange Agreement dated as of December13, 2005 between Parallel Technologies, Inc. and the stockholders of Diversified Product Inspections, Inc. (1)

10.2	Translation of Purchase Agreement, dated as of December 13, 2005, between Fushi International (Dalian) and Dalian Fushi. (1)

10.3
Translation of Entrusted Management Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (1)

10.4	Translation of First Patents Transfer Contract, dated as of December 13, 2005, by and between Fushi International (Dalian) and Dalian Fushi. (1)

10.5	Translation of Second Patent Transfer Contract, dated as of December 13, 2005, by and between Fushi International (Dalian) and Li Fu. (1)

10.6	Translation of Voting Proxy Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (1)

10.7
Translation of Exclusive Option Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu.(1).

10.8	Translation of Shares Pledge Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (1)

10.10	Stock Purchase Agreement dated as of November 8, 2005 between Glenn A. Little and Dalian Fushi. (1)

10.11	Consulting Agreement dated as of November 8, 2005 between Parallel Technologies, Inc. and Glenn A. Little. (1)

10.12	Form of Engagement Letter dated May 27, 2005 between Dalian Fushi and Kuhns Brothers, Inc. (1)

14.1	Code of ethics

16.1	Letter dated December 2, 2005 from Parallel Technologies, Inc. to S.W. Hatfield, CPA (1)

16.2	Letter dated December 2, 2005 from S.W. Hatfield, CPA to the Securities and Exchange Commission. (2)

21.1	List of Subsidiaries

31.1	Certification of Li Fu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Wenbing Wang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 14, 2005.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K/A (Amendment No. 1) filed on December 20, 2005.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2006.

(4)-(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants:

1. Jimmy C.H. Cheung & Co.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Audit Fees	None	$70,000
Audit Related Fees	$41,000	$32,000
Tax Fees	None	None
All Other Fees	None	None

2. Moore Stephens Wurth Frazer and Torbet, LLP

Fiscal Year Ended
December 31, 2006
Audit Fees	$90,000
Audit Related Fees	$15,000
Tax Fees	$8,543
All Other Fees	None

In the event that we should require substantial non-audit services, the Board of Directors would approve such services and the fees therefore.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSHI INTERNATIONAL, INC.

Date: April 2, 2007	By:	/s/ Li Fu
Li Fu, CEO (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 2, , 2007	/s/ Wenbing Chris Wang
Wenbing Chris Wang, Chief Financial Officer (principal financial officer and principal accounting officer)

April 2, , 2007	/s/ Yue Yang
Yue Yang, Director

April 2, , 2007	/s/ Li Fu
Li Fu, Director

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Fushi International, Inc.

We have audited the accompanying consolidated balance sheet of Fushi International, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Fushi International, Inc. and subsidiaries as of December 31, 2005 in the accompanying consolidated financial statements were audited by other auditors whose report dated March 4, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fushi International, Inc. and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 26, 2007

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

Hong Kong

Date: March 4, 2006

1607 Dominion Centre, 43 Queen's Road East, Wanchai, Hong Kong
Tel: (852) 25295500 Fax: (852) 28651067 Email: jchc@krestoninternational.com.hk
Website: http://www.jimmycheungco.com

ASSETS
CURRENT ASSETS:
Cash	$20,493,551
Accounts receivable, trade	7,042,408
Inventories	7,403,116
Other receivables and prepaid expenses	497,380
Advances to suppliers	3,390,917
Total current assets	38,827,372

PLANT AND EQUIPMENT, net	47,256,475

OTHER ASSETS:
Advances to suppliers, noncurrent	4,559,357
Intangible asset, net	5,518,931
Total other assets	10,078,288

Total assets	$96,162,135

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$1,055,684
Liquidated damage payable	1,466,250
Short term bank loans	12,504,135
Other payables and accrued liabilities	321,276
Customer deposits	531,065
Taxes payable	982,345
Loan from shareholder	3,911,256
Total current liabilities	20,772,011

LONG TERM LIABILITIES:
Long term debts	10,256,000

Total liabilities	31,028,011

SHAREHOLDERS' EQUITY:
Common stock,$0.006 par value, 100,000,000 shares authorized, 20,046,162 shares issued and outstanding Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares outstanding as of December 31, 2006	120,277
Additional paid in capital	29,364,955
Statutory reserves	4,452,467
Retained earnings	28,496,702
Accumulated other comprehensive income	2,699,723
Total shareholders' equity	65,134,124

Total liabilities and shareholders' equity	$96,162,135

See report of independent registered public accounting firm.
The accompany notes are an integral part of this statement.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated)

REVENUES	$67,595,774	$33,709,428

COST OF GOODS SOLD	42,781,669	21,400,248

GROSS PROFIT	24,814,105	12,309,180

OPERATING EXPENSE
Selling expenses	613,119	317,324
General and administrative expenses	3,815,380	2,029,239
Total operating expense	4,428,499	2,346,563

INCOME FROM OPERATIONS	20,385,606	9,962,617

OTHER INCOME (EXPENSE)
Interest income	73,949	95,766
Interest expense	(1,072,769)	(1,033,861)
Other income	322,817	191,871
Other expense	(22,632)	(15,177)
Liquidated damage expense	(1,478,520)	--
Total other income (expense)	(2,177,155)	(761,401)

INCOME BEFORE INCOME TAXES	18,208,451	9,201,216

PROVISION FOR INCOME TAXES	398,425	1,402,235

NET INCOME	17,810,026	7,798,981

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,923,828	775,895

COMPREHENSIVE INCOME	$19,733,854	$8,574,876

NET INCOME PER SHARE-BASIC	$0.89	$2,015.76

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	19,933,193	3,869

NET INCOME PER SHARE-DILUTED	$0.84	$0.50

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	21,276,263	15,689,053

See report of independent registered public accounting firm.
The accompany notes are an integral part of this statement.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 2006 AND 2005

	Series A		Series B
	Convertible		Convertible							Accumulated
	Preferred stock		Preferred stock		Common Stock					comprehensive
	Number		Number		Number	Par	Paid-in	Statutory	Retained	income
	of shares	Amount	of shares	Amount	of shares	Value	capital	reserves	earnings	(loss)	Totals
BALANCE, January 1, 2005	784,575	$785	-	$-	-	$-	$19,350,932	$1,220,164	$6,119,998	$-	$26,691,879

Recapitalization					78,459	471	26,157				26,628
Shares issued for placement			216,000	216	-	-	9,930,196				9,930,412
Net income									7,798,981		7,798,981
Adjustment to statutory reserve								1,208,146	(1,208,146)		-
Foreign currency translation gain										775,895	775,895

BALANCE, December 31, 2005, (restated )	784,575	785	216,000	216	78,459	471	29,307,285	2,428,310	12,710,833	775,895	45,223,795

Conversion of preferred stock	(784,575)	(785)	(216,000)	(216)	19,818,718	118,912	(195,411)				(77,500)
Exercise of stock warrants					148,985	894	253,081				253,975
Net income									17,810,026		17,810,026
Adjustment to statutory reserve								2,024,157	(2,024,157)		-
Foreign currency translation gain										1,923,828	1,923,828

BALANCE, December 31, 2006	0	$0	0	$0	20,046,162	$120,277	$29,364,955	$4,452,467	$28,496,702	$2,699,723	$65,134,124

See report of independent registered public accounting firm.
The accompany notes are an integral part of this statement.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,810,026	$7,798,981
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	2,208,924	1,779,898
Amortization	223,800	207,489
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(616,477)	(4,334,780)
Inventories	478,455	(5,451,667)
Other receivables	726	(820,169)
Increase (decrease) in liabilities:
Accounts payable	(1,747,265)	1,130,246
Other payables and accrued liabilities	(360,312)	40,327
Customer deposits	404,906	112,189
Other taxes payable	(2,959,284)	1,208,536
Income taxes payable	(2,132,806)	1,401,898
Net cash provided by operating activities	13,310,693	3,072,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,493,919)	(6,913,780)
Advances for purchase of equipment	(4,465,823)	-
Net cash used in investing activities	(12,959,742)	(6,913,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	4,450,000	-
Advance to shareholder	(532,379)	(108,958)
Due to related companies	3,367,897	(46,175)
Due from related companies	-	(2,825,230)
Proceeds from bank loans	24,365,120	16,927,470
Payments on bank loans	(19,714,490)	(16,499,700)
Net proceeds from stock issuance in private placement	-	9,930,412
Exercise of stock warrants	248,729	-
Proceeds from (fees paid for) recapitalization	(77,500)	471
Additional paid-in capital	-	26,157
Net cash provided by financing activities	12,107,377	7,404,447

EFFECT OF EXCHANGE RATE ON CASH	1,868,337	(9,011)

INCREASE IN CASH	14,326,665	3,554,604

CASH, beginning of year	6,166,886	2,612,282

CASH, end of year	$20,493,551	$6,166,886

See report of independent registered public accounting firm.
The accompany notes are an integral part of this statement.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 1 - Organization

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

DPI was incorporated on September 22, 2005 in the state of Delaware. Through its wholly owned subsidiary, Dalian DPI incorporated in the People's Republic of China (“PRC”) as a wholly owned foreign limited liability company on September 24, 2005. DPI is engaged in the manufacturing and selling of copper clad aluminum and steel wire, both of which are bimetallic composite wire products that are principally used for network signal transmission cable, cable television wire and other applications. Dalian DPI commenced business on December 28, 2005.

Dalian Fushi Bimetallic Manufacturing Company Limited (“Dalian Fushi”) was incorporated on January 16, 2002 in the PRC as a limited liability company. The business activities of Dalian Fushi are the same with those of Dalian DPI. Dalian Fushi is a 100% variable interest entity of the Company.

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

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively.

Fushi International, DPI, Dalian DPI and Dalian Fushi are hereinafter referred to as (“the Company”).

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of Fushi International and it’s wholly owned subsidiaries, DPI, Dalian DPI and its 100% variable interest entity Dalian Fushi. All significant inter-company transactions and balances have been eliminated in consolidation.

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

On December 13, 2005 Dalian DPI entered into the Restructuring Agreements with Dalian Fushi and its shareholders in which Dalian DPI took over the management of the business activities of Dalian Fushi. The Restructuring Agreements consist of the following agreements:

a) Dalian Fushi leased to Dalian DPI land and 5 production lines which are the only assets of Dalian Fushi.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

f) Exclusive Option Agreement in which Dalian Fushi shareholders granted Dalian DPI an irrecoverable option to acquire Dalian Fushi's equity and remaining assets.

g) Share Pledge Agreement in which Dalian Fushi shareholders pledged all their equity interests in Dalian Fushi to guarantee Dalian DPI's rights and benefits under the Restructuring Agreements.

The Company has concluded that Dalian Fushi is a VIE and that the Company is the primary beneficiary. Under the requirements of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"), the Company consolidated the financial statements of Dalian Fushi, a VIE of Dalian DPI. As both companies are under common control, the financial statements have been prepared as if the transaction had occurred retroactively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Advertising costs

Advertising costs for the years ended December 31, 2006 and 2005 were $10,919 and $10,967 respectively, are expensed as incurred.

Foreign currency translation and comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of Fushi International and DPI is the US dollar. The functional currency of Dalian DPI and Dalian Fushi is Renminbi (RMB).

For the subsidiaries whose functional currencies are RMB, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity are translated at the historical rates and items in the statement of operations items are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $2,699,723 as of December 31, 2006. The balance sheet amounts with the exception of equity at December 31, 2006 were translated at 7.80 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the year ended December 31, 2006 was 7.96 RMB.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and the United States.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2006, the Company had deposits in excess of federally insured limits total of $20,195,702. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. At December 31, 2006, management concluded no reserves were necessary. The Company had accounts receivable of $7,037,162 as of December 31, 2006.

Inventories

Inventories are stated at the lower of cost or market using a weighted average method. Inventories consist of raw materials, work in process, finished goods and supplies. Raw materials consist of copper, aluminum and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

The Company reviews its inventory regularly for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2006, the Company has determined that no reserves are necessary.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Plant and equipment, net

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Buildings	20-30 years
Machinery and equipment	10-15 years
Other equipment	5 years
Transportation equipment	5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. The Company borrowed $10,256,000 to fund additions to the plant. Interest capitalized for the year ended December 31, 2006 was $282,641.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2006, there were no significant impairments of its long-lived assets.

Intangible assets

Intangible assets consist of land use rights and patents. The Company amortizes the land use rights on a straight line basis over 50 years and patents over 7-15 years.

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2006, no impairment of intangible assets has been recorded.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Research and development

Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as facilities, utilities and other departmental expenses. The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses as incurred as they do not directly relate to any particular licensee, license agreement or licenses fee.

Research and development costs are recorded in selling and general and administrative expenses. Research and development costs were $195,058 and $65,000 during the years ended December 31, 2006 and 2005, respectively.

Earning per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.

Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. There are no deferred tax amounts at December 31, 2006.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT Payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Recently issued accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management does not believe the implementation of this pronouncement will have a material effect on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007. Management does not believe the implementation of this pronouncement will have a material effect on the Company’s financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

However, for some entities, the application of this Statement will change current practice.
This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 3 - Restatement

The Company is restating its consolidated balance sheet, statements of income and other comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2005 to correct the accounting and calculation of the foreign exchange translation gain recorded as part of other comprehensive Income.

The Company originally translated certain non-monetary assets and liabilities at the prevailing exchange rates at the time the transaction transpired and the Company is restating to translate these assets and liabilities at the exchange rates (8.06 RMB to $1.00 USD) as of December 31, 2005 in accordance to SFAS No. 52.

The effects of these restatements are as follows:

	December 31,		December 31,
	2005		2005
	Previously
	Reported	Adjustments	Restated

Consolidated statement of shareholders' equity

Other comprehensive income	$17,200	$758,695	$775,895

Consolidated statements of income and other comprehensive income

Net income	$7,798,981	$-	$7,798,981
Other comprehensive income	$17,200	$758,695	$775,895
Comprehensive income	$7,816,181	$758,695	$8,574,876
Net income per share-basic	$2,015.76	$-	$2,015.76
Net income per share-diluted	$0.50	$-	$0.50

Consolidated statements of cash flows

Net cash provided by operating activities	$2,949,198	$123,750	$3,072,948
Net cash used in investing activities	$(6,954,383)	$40,603	$(6,913,780)
Net cash provided by financing activities	$7,539,373	$(134,926)	$7,404,447
Effect of exchange rate on cash	$17,200	$(26,211)	$(9,011)
Net increase in cash and cash equivalents	$3,551,388	$3,216	$3,554,604

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 4 - Additional product sales information

The Company’s revenues by geographic area, namely the Chinese domestic market and international market, are as follows:

	2006	2005
		(restated)
Domestic China	$65,480,981	$33,274,995
Other foreign countries	2,114,793	434,433
Total sales	$67,595,774	$33,709,428

Note 5 - Inventories

Inventories at December 31, 2006 consisted of the following:

Raw materials	$5,380,640
Work in process	242,350
Finished goods	1,736,507
Packaging materials	14,727
Semi finished goods	28,892
Totals	$7,403,116

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 6 - Plant and equipment

Plant and equipment at December 31, 2006 consisted of the following:
Buildings and improvements	$18,809,588
Transportation equipment	2,559,806
Machinery	8,814,271
Equipments	415,083
Construction in progress	22,110,429
Totals	52,709,177
Less accumulated depreciation	5,452,702
Totals	$47,256,475

Depreciation expense for the years ending December 31, 2006 and 2005 amounted to $2,208,924 and $1,779,898, respectively.

Note 7 - Advances to suppliers

Advances on inventory purchases are monies deposited or advanced to outside vendors on future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis. The advances to suppliers were $3,390,917 for inventory and $4,559,357 for equipment purchases as of December 31, 2006.

Note 8 - Major customers and suppliers

Six major customers accounted for 34% of the sales for the year ended December 31, 2006 and five customers accounted for 41% of the Company’s total sales for the year ended December 31, 2005. Total receivable balance due from these customers at December 31, 2006 and 2005 amounted to $3,645,893 and $2,851,191, respectively.

Four major suppliers provided approximately 85% of the Company’s purchases of raw materials for the year ended December 31, 2006 and two suppliers provided approximately 41% of the Company’s raw materials for the year ended December 31, 2005. There is no accounts payable due to those suppliers at December 31, 2006 and 2005.

Note 9 - Intangible assets

Intangible assets consist of land use rights and patents. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company amortizes the Right on a straight line basis over 50 years.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Intangible assets at December 31, 2006 consisted of the following:

Patents	$1,381,996
Land use rights	5,135,564
6,517,560
Less: accumulated amortization	(998,629)
Total	$5,518,931

Amortization expense for the years ended December 31, 2006 and 2005 amounted to $223,801 and $207,489, respectively.

Note 10 - Income taxes

Under the Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. For enterprise that qualifies as a "new or high-technology enterprise" or a “Foreign Invested Enterprise (“FIE”) located in the old town of an inshore open city, it subject to a income tax rate of 24%. In addition, if the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

The Company’s wholly owned subsidiary, Dalian DPI, is a foreign limited liability company and located in the old town of an inshore open city. The company has income tax exemption for the years ended December 2006 and 2007 and 50% income tax reduction for the years ended December 31, 2008, 2009 and 2010.

Dalian Fushi was in incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a "new or high-technology enterprise" who is allowed a two year income tax exemption beginning in 2002, the fist year after they became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. The provision for income taxes for the period ended December 31 consisted of the following:

	2006	2005
		(restated)
Provision for China income tax	$362,205	$1,274,452
Provision for China local tax	36,220	127,783
Total provision for income taxes	$398,425	$1,402,235

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31:

	2006	2005
U.S. Statutory rates	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(31.0)	(18.0)
Total provision for income taxes	2.0%	15.0%

The estimated tax savings for the year ended December 31, 2006 amounted to $6,281,290. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.89 to $0.58 and diluted earning per share from $0.84 to $0.54.

Fushi International, Inc. and DPI were incorporated in the United States and have incurred net operating losses for income tax purposes for 2006 and 2005. The net operating loss carry forwards for United States income taxes amounted to $2,431,026 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2026. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’ limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.The valuation allowance at December 31, 2006 was $826,549. The net change in the valuation allowance for 2006 was an increase of $876,059. Management will review this valuation allowance periodically and make adjustments as warranted.

Value Added Tax

VAT on sales and VAT on purchases amounted to $60,346,802 and $7,161,857 for the year ended December 31, 2006 and $ 33,259,972 and $4,055,420 for the year ended December 31, 2005, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at December 31, 2006 consisted of the followings:

VAT	$606,758
Others	375,587
Total taxes payable	$982,345

Note 11 - Loan from shareholder

In September 2006, one of the Company's shareholders advanced $4,451,328 to the Company for operations. This amount has been reduced by a receivable due from the same shareholder in the amount of $540,072. The balance as of December 31, 2006 is $3,911,256. This loan is non-interest bearing, unsecured and is payable on demand.

Note 12 - Liquidated damage payable

The Company was obligated to make efforts to file a registration statement with the SEC for the registration of the common stock issued upon the conversion of the series B convertible preferred stock to be declared effective by the SEC within 90 days and not later than 120 days from the date of its initial filling. After the 120th day of the initial filing and for each 30-calendar day period thereafter in which the registration statement fails to be declared effective, the Company shall issue to each investor a number of shares of common stock equal to 3% of such investor's shares covered by such registration statement at that time.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company has accrued $1,466,250 as liquidated damages payable and expensed that amount in the year ended December 31, 2006. This amount is based on the shares accrued from May 14, 2006 through August 2, 2006 and it is valued at the highest bid on August 2, 2006, the date of the registration statement to be declared effective, which is at $5.75 per common stock share. In January 2007, the Company issued 255,000 shares of common stock at $0.006 par value to the investors as payment for the liquidated damages.

Note 13 - Short term bank loans

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans at December 31, 2006, consisted of the following:

Dalian Commercial Bank Sahekou Branch due May 15, 2007 annual interest at 6.338%, secured by the Company land use right and the building	$974,320
Bank of China Dalian Xinhaiwen Branch due March 11, 2007 annual interest at 5.94%, secured by the Company land use right and building	3,846,000
Bank of China Dalian Xinhaiwen Branch due February 22, 2007 annual interest at 6.547%, secured by the Company land use right and building	2,564,000
Bank of China Dalian Xinhaiwen Branch due March 27, 2007 annual interest at 6.547%, secured by the Company land use right and building	2,179,400
Bank of China Dalian Xinhaiwen Branch due April 21, 2007 annual interest at 6.732%, secured by the Company land use right and building	2,820,400
ShenZhen Development Bank, Dalian Branch due April 12, 2007 annual interest at 5.8%, secured by the Company export letter of credits	120,015
Total	$12,504,135

Total interest expense for the years ending December 31, 2006 and 2005 amounted to $1,352,377 and $1,371,642, including interest capitalized of $282,641 and $337,781, respectively.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The Company has paid off its short term loans of $3,846,000, $2,564,000 and $2,179,000 in 2007 and obtained a new short term loan of $3,870,219 in February 2007 at annual interest rate of 6.73% which is due in October 2007.

Note 14 - Long term debts

Long term debts are loans borrowed from banks which are mainly used for the purpose of purchasing additions to the plant and equipment and consisted of the following at December 31:

2006

ICBC, Dalian JinZhou Branch
Due April 10, 2008, annaul interest
at 5.58%, secured by the Company
land use right and building	$5,128,000

ICBC, Dalian JinZhou Branch
Due April 10, 2008, annaul interest
at 5.58%, secured by the Company
land use right and building	5,128,000

Totals	$10,256,000

Interest capitalized for the year ended December 31, 2006 was $282,641.

Note 15 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $2,288,242 and $0 for the years ended December 31, 2006 and 2005, respectively. Interest paid for the year ended December 31, 2006 and 2005 amounted to $1,352,377 and $1,371,642, respectively

Note 16 - Earnings per share

The following is information of net income per share at December 31:

	2006	2005

Net Income for basic earnings per share	$17,809,734	$7,798,981

Weighted average shares used in basic computation	19,933,193	3,869
Diluted effect of stock warrants	1,343,070	15,685,184
Weighted average shares used in diluted computation	21,276,263	15,689,053

Earnings per share:
Basic	$0.89	$2,015.76
Diluted	$0.84	$0.50

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Note 17 - Stockholders' Equity

(A)	Reverse stock split

On January 30, 2006, the Company affected a 245.27:1 reverse stock split.  All share and per share amounts have been retroactively restated throughout these financial statements to reflect the effect of the reverse split.

(B)	Series A and Series B Convertible Preferred Stocks

The Series A and Series B Convertible Preferred Stocks (“Series A and B Stocks”) were automatically converted into common stock upon the effectiveness of the reverse split on January 30, 2006 under the certificates of designation for Series A and B Stocks.

(C)	Following the reverse stock split and as of December 2006, the Company had outstanding:

(1)	20,046,162 shares of common stock, par value $.006.

(2)	Warrants purchasing 2,056,015 shares of common stock at an initial exercise price of $3.67 per share, expires December 2010.

(3)	Warrants purchasing 424,929 shares of common stock with exercise prices of $3.11 per share, expires December 2011.

(D)	During the third and forth quarters of 2006, the following warrants were exercised:

(1)
Warrants were exercised for 12,909 shares of common stock. The warrants were initially issued on January 30, 2006, and were each exercisable for one share of the Company's common stock at $3.67 per share.

(2)
Warrants were exercised for 80,000 shares of common stock. The warrants were initially issued on January 30, 2006, and were each exercisable for one share of the Company's common stock at $0.01 per share.

(3)
Warrants were exercised for 56,076 shares of common stock. The warrants were initially issued on January 30, 2006, and were each exercisable for one share of the Company's common stock at $3.67 per share.

The Company has 2,056,015 warrants exercisable at $3.67 and 424,929, warrants exercisable at $3.11 outstanding as of December 31, 2006.

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$3.67	2,056,015	3.95 years	$3.67	2,056,015	3.95 years

$3.11	424,929	3.95 years	$3.11	424,929	3.95 years

Note 19 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the year ended December 31, 2006, the Company transferred $2,024,157 representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Note 20 - Current vulnerability due to certain concentrations

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 21 - Commitments and contingencies

According to the amended Articles of Association of Dalian DPI, Fushi International, Inc. has to commit $49,800,000 in registered capital contributions. As of December 31, 2006, the Company had committed $9,132,500 of the registered capital requirement and had registered capital commitments of $40,667,500. This commitment was paid in January 2007. These transactions have no effect on the Company’s consolidated shareholders’ equity at December 31, 2006.

The Company has been named a defendant in a pending litigation that was filed at the China International Economic and Trade Arbitration Commission over a disputed investment consulting agreement. The damage claimed amounts to US$420,000 for past due commission. The Company claims that the plaintiff did not render services as stipulated in the agreement and believes any negative outcome of this litigation is highly unlikely.

The Company has been named a defendant of an action filed in the United States District Court of a disputed contract agreement. The Company believes the claim is without merit and does not anticipate any negative outcome of this case.

Note 22 - Subsequent events

On January 24, 2007, the Company and Citadel Equity Fund Ltd. ("Citadel") entered into a Notes Purchase Agreement. On January 29, 2007, the Company closed a US$60 million financing with Citadel.  In this transaction, Citadel purchased (i) US$40 million principal amount (less than 6% of commission for proceeds of $37,600,000) of guaranteed senior secured floating rate notes (“HY notes”) due 2012 and (ii) US$20 million principal amount (less 6% commission for proceeds of $18,800,000) of the Company’s 3% senior secured convertible notes (“Convertible notes”) due 2012, which are convertible into shares of the Company's common stock at an initial conversion price of US$7.00 per share. These notes are secured by the shares of the Company's wholly-owned subsidiary, Fushi Holdings Inc., (“FHI”) (formerly, Diversified Product Inspections, Inc, known as “DPI”), a Delaware corporation. Citadel was also granted certain corporate governance rights over the Company and its subsidiaries.  Merrill Lynch Far East Limited acted as the placement agent for this transaction.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

Neither the Notes nor the Common Stock issuable upon conversion of  the Convertible Notes have been registered under the U.S. Securities Act of 1933, as amended, nor is the Company obligated to so register them.

As security for the Notes, the Company and The Bank of New York, as collateral agent, entered into a share pledge agreement, dated January 25, 2007 (the "Share Pledge Agreement"), to guarantee the Notes with all of the shares of common stock of FHI held by the Company as collateral. The Company owns 100% of the FHI, which is pledged as collateral on the notes.

In connection with the transaction, the Company, FHI, Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly, Dalian Diversified Product Inspections Bimetallic Cable Co., Ltd., known as “Dalian DPI”), a wholly-owned subsidiary of FHI (“FID”), Dalian Fushi, Li Fu, our Chairman and Chief Executive Officer, Mathus Yue Yang, our President, Chris Wenbing Wang, our Chief Financial Officer and Citadel entered into an Investor Rights Agreement dated January 25, 2007. Pursuant to the Investor Rights Agreement, Citadel was granted, among other things and subject to certain conditions, the right to designate up to certain number of the Company's board of directors, a right of first refusal with respect to any financing sought by the Company and the right to approve the Company's annual business plan and budget. In addition, pursuant to the Investor Rights Agreement, Messrs. Fu, Yang and Wang agreed to a non-competition covenant relating to their employment and ability to engage in a business that is competitive with the Company's business for five years.

The HY Notes and the Convertible Notes were issued pursuant to indentures, each dated January 25, 2007 (the “HY Indenture” and “CB Indenture”, respectively, and together, the "Indentures") among the Company, the FHI, as guarantor, and The Bank of New York, as trustee for the Notes. Pursuant to the Indentures, FHI has agreed, and all of the Company's other existing and future domestic subsidiaries are obligated, to guarantee, on a senior secured basis, to the holders of the Notes and the trustee the payment and performance of the Company's obligations thereunder.

Management has completed its initial review of the accounting for the transactions and has tentatively concluded that the conversion option does not qualify as an embedded derivative under FAS 133 nor does it qualify for beneficial conversion treatment under EITF 98-5 and 0-27.