Form 10-Q
period 2007-03-31
FUSHI INTERNATIONAL INC
filed 2007-05-15
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 0-19276

Fushi International, Inc.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	13-3140715
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION	(I.R.S. EMPLOYER IDENFIFICATION NO.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

The number of shares of Common Stock of the Registrant, par value $.006 per share, outstanding on May 4, 2007, was 21,674,503.

Transitional Small business Disclosure Format (Check one): Yes ☐; No ☐.

FUSHI INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

A S S E T S
	March 31,	Decemeber 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$72,786,330	$20,493,551
Cash - restricted	5,749,800	-
Accounts receivable, trade	9,723,584	7,042,408
Inventories	7,800,998	7,403,116
Other receivables and prepaid expenses	2,100,301	497,380
Advances to suppliers	3,270,885	3,390,917
Total current assets	101,431,898	38,827,372

PLANT AND EQUIPMENT, net	50,562,884	47,256,475

OTHER ASSETS:
Advances to suppliers, noncurrent	9,305,839	4,559,357
Intangible asset, net	5,517,194	5,518,931
Deferred loan expense	3,450,411	-
Total other assets	18,273,444	10,078,288

Total assets	$170,268,226	$96,162,135

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y
CURRENT LIABILITIES:
Accounts payable, trade	$1,343,008	$1,055,684
Liquidated damage payable	-	1,466,250
Short term bank loans	9,971,500	12,504,135
Note payable	8,288,000	-
Other payables and accrued liabilities	1,232,507	321,276
Customer deposits	610,134	531,065
Taxes payable	863,717	982,345
Loan from shareholder	4,004,253	3,911,256
Total current liabilities	26,313,119	20,772,011

LONG TERM LIABILITIES:
Long term bank loans	10,360,000	10,256,000
Notes Payable	60,000,000	-
	70,360,000	10,256,000

Total liabilities	96,673,119	31,028,011

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding as of March 31, 2007 and December 31, 2006, respectively	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, 20,625,802 and 20,046,162 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	123,755	120,277
Additional paid in capital	31,944,866	29,364,955
Statutory reserves	5,181,443	4,452,467
Retained earnings	32,742,459	28,496,702
Accumulated other comprehensive income	3,602,584	2,699,723
Total shareholders' equity	73,595,107	65,134,124

Total liabilities and shareholders' equity	$170,268,226	$96,162,135

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(Unaudited)	(Unaudited)

REVENUES	$21,137,917	$14,590,143

COST OF GOODS SOLD	13,452,737	9,321,561

GROSS PROFIT	7,685,180	5,268,582

OPERATING EXPENSE
Selling expenses	175,194	116,620
General and administrative expenses	1,441,002	756,521
Total operating expense	1,616,196	873,141

INCOME FROM OPERATIONS	6,068,984	4,395,441

OTHER INCOME (EXPENSE)
Interest income	191,210	11,012
Interest expense	(1,282,072)	(250,106)
Other income	62,110	91,547
Other expense	(65,499)	(25,298)
Total other expense	(1,094,251)	(172,845)

INCOME BEFORE INCOME TAXES	4,974,733	4,222,596

PROVISION FOR INCOME TAXES	-	456,680

NET INCOME	4,974,733	3,765,916

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	902,861	395,620

COMPREHENSIVE INCOME	$5,877,594	$4,161,536

NET INCOME PER SHARE-BASIC	$0.24	$0.20

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	20,507,096	18,474,527

NET INCOME PER SHARE-DILUTED	$0.21	$0.19

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	23,824,495	19,532,120

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,974,733	$3,765,916
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	301,596	438,374
Amortization of intangibles	57,483	55,696
Amortization of loan commission	149,589	-
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(2,599,888)	(3,278,593)
Inventories	(321,590)	(3,285,593)
Other receivables	(1,495,482)	399,174
Increase (decrease) in liabilities:
Accounts payable	275,573	2,182,533
Other payables and accrued liabilities	904,538	1,305,146
Customer deposits	73,405	-
Other taxes payable	(128,103)	505,580
Income taxes payable	-	(1,921,003)
Net cash provided by operating activities	2,191,854	167,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(5,728,044)	-
Purchase of property and equipment	(3,118,108)	(769,597)
Advances for purchase of equipment	(4,682,463)	-
Net cash used in investing activities	(13,528,615)	(769,597)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due from related companies	-	707,979
Proceeds from bank loans	14,263,112	9,875,000
Payments on bank loans	(8,655,841)	(7,496,902)
Net proceeds from convertible notes	56,400,000	-
Issuance of common stock	1,826	-
Proceeds from warrants exercised	1,115,313	(78,725)
Net cash provided by financing activities	63,124,410	3,007,352

EFFECT OF EXCHANGE RATE ON CASH	505,130	(115,849)

INCREASE IN CASH	52,292,727	2,289,136

CASH, beginning of period	20,493,551	6,163,670

CASH, end of period	$72,786,330	$8,452,806

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$341,027	$319,784

Cash paid for income taxes	$-	$2,396,100

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Note 1 - Organization

Fushi International, Inc. (formerly Parallel Technologies, Inc.) was incorporated under the name of M, Inc. in the state of Nevada on October 6, 1982. The name was changed to Parallel Technologies, Inc. (“Parallel”) on June 3, 1991 and changed to Fushi International, Inc. (“Fushi International”) on January 30, 2006. During 1995, Parallel ceased all business operations and disposed of all assets, liabilities and operating activities. Since the fiscal year ended December 31, 1995, Parallel had no business operations, assets or liabilities, until December 13, 2005, when it acquired Diversified Product Inspections, Inc. (“DPI”) and its wholly owned subsidiary, Dalian Diversified Product Inspections Bimetallic Cable Co., Ltd. (“Dalian DPI”).

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

The merger of Parallel and DPI was treated for accounting purposes as a reverse merger and recapitalization by DPI (“the accounting acquirer”) and re-organization by Parallel (“the accounting acquiree”). The financial statements have been prepared as if the reorganization had occurred retroactively.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

DPI and Dalian DPI changed their names to Fushi Holdings, Inc. (“Fushi Holdings”) and Fushi International (Dalian) Bimetallic Cable Co., Ltd (Fushi International (Dalian)) on November 29, 2006 and December 26, 2006, respectively.

Fushi International, Fushi Holdings, Fushi International (Dalian) and Dalian Fushi are hereinafter referred to as (“the Company”).

Note 2 - Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of Fushi International and it’s wholly owned subsidiaries, Fushi Holdings, Fushi International (Dalian)  and its 100% variable interest entity Dalian Fushi. All significant inter-company transactions and balances have been eliminated in consolidation.

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

On December 13, 2005 Fushi International (Dalian) entered into the Restructuring Agreements with Dalian Fushi and its shareholders in which Fushi International (Dalian) took over the management of the business activities of Dalian Fushi. The Restructuring Agreements consist of the following agreements:

a)	Dalian Fushi leased to Fushi International (Dalian) land and 5 production lines which are the only assets of Dalian Fushi.

b)	First and second patent contracts in which 4 patents in use and 1 pending registration patents are transferred from Dalian Fushi to Fushi International (Dalian) for $14,870.

c)	Trademark authorization in which the trademark "Fushi" registered in the name of a stockholder was transferred to Fushi International (Dalian) free of charge.

d)
Entrusted management contract in which the shareholders of Dalian Fushi entrusted the business operation of Dalian Fushi and its management to Fushi International (Dalian) at a monthly management fee. The monthly management fee shall be the monthly net income earned by Dalian Fushi. Fushi International (Dalian) shall assume all the operation risks out of the entrusted management of Dalian Fushi and bear all the losses incurred by Dalian Fushi.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

e)
Shareholders' voting proxy agreement in which Dalian Fushi appointed Board of Directors of Fushi International (Dalian) as their proxy to vote on all matters that require Dalian Fushi shareholders' approval.

f)	Exclusive Option Agreement in which Dalian Fushi shareholders granted Fushi International (Dalian) an irrecoverable option to acquire Dalian Fushi's equity and remaining assets.

g)
Share Pledge Agreement in which Dalian Fushi shareholders pledged all their equity interests in Dalian Fushi to guarantee Fushi International (Dalian)’s rights and benefits under the Restructuring Agreements.

The Company has concluded that Dalian Fushi is a VIE and that the Company is the primary beneficiary. Under the requirements of FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"), the Company consolidated the financial statements of Dalian Fushi, a VIE of Fushi International (Dalian). As both companies are under common control, the financial statements have been prepared as if the transaction had occurred retroactively.

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

Advertising costs

Advertising costs for the three months ended March 31, 2007 and 2006 were $4,698 and $8,644 respectively, and are expensed as incurred.

Foreign currency translation and comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of Fushi International and Fushi Holdings is the US dollar. The functional currency of Fushi International (Dalian) and Dalian Fushi is Renminbi (RMB).

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

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

Translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,602,584 and $2,699,723 as of March 31, 2007 and December 31, 2006, respectively. The balance sheet amounts with the exception of equity at March 31, 2007 and December 31, 2006 were translated at 7.72 and 7.80 RMB to $1.00 USD. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts and cash flows for the three months ended March 31, 2007 and 2006 were 7.75 and 8.05 RMB to $1.00 USD, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and the United States.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2007 and December 31, 2006, the Company had deposits in excess of federally insured limits total of $72,471,090 and $20,195,702, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. At March 31, 2007, management concluded no reserves were necessary. The Company had accounts receivable of $9,723,584 and $7,042,408 as of March 31, 2007 and December 31, 2006, respectively.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

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

The Company reviews its inventory regularly for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of March 31, 2007, the Company has determined that no reserves are necessary.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, and long term debts to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. The Company borrowed $10,036,000 to fund additions to the plant. Interest capitalized for the three months ended March 31, 2007 and December 31, 2006 was $75,518 and 282,641, respectively.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2007, there were no impairments of its long-lived assets.

Intangible assets

Intangible assets consist of land use rights and patents. The Company amortizes the land use rights on a straight line basis over 50 years and patents over 7-15 years.

The Company evaluates intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of March 31, 2007, no impairment of intangible assets has been recorded.

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

Research and development costs are recorded in selling and general and administrative expenses. Research and development costs were $34,965 and $29,786 for the three months ended March 31, 2007 and 2006, respectively.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

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

Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. There are no deferred tax amounts at March 31, 2007.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

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

Derivative

The Company adopted SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” in relation to its long term convertible notes. The Company has valued the conversion features of the notes accordingly and determined the conversion feature of the notes does not require bifurcation.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Recently issued accounting pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

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

In February 2007, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 159, The Fair Value Option for Financial Assets and Financials Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is currently evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

Note 4 - Additional product sales information

The Company’s revenues by geographic area, namely the Chinese domestic market and international market, are as follows:

	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Domestic China	$20,763,863	$13,967,802
Other foreign countries	374,054	622,341
Total sales	$21,137,917	$14,590,143

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Note 5 - Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Raw materials	$6,593,613	$5,380,640
Work in process	666,312	242,350
Finished goods	374,192	1,736,507
Packaging materials	5,215	14,727
Semi finished goods	161,666	28,892
Totals	$7,800,998	$7,403,116

 Note 6 - Plant and equipment

Plant and equipment consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Buildings and improvements	$19,000,325	$18,809,588
Transportation equipment	2,585,686	2,559,806
Machinery	9,129,257	8,814,271
Equipments	362,089	415,083
Construction in progress	25,621,676	22,110,429
Totals	56,699,033	52,709,177
Less accumulated depreciation	(6,136,149)	(5,452,702)
Totals	$50,562,884	$47,256,475

Depreciation expense for the three months ending March 31, 2007 and 2006 amounted to $301,596 and $438,374, respectively.

Interest capitalized as of March 31, 2007 and December 31, 2006 was $75,518 and $282,641, respectively

Note 7 - Advances to suppliers

Advances on inventory purchases are monies deposited or advanced to outside vendors on future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis. The advances to suppliers were $3,270,885 and $3,390,917 for inventory and $9,305,839 and $4,559,357 for equipment purchases as of March 31, 2007 and December 31, 2006, respectively.

Note 8 - Major customers and suppliers

Six major customers accounted for 43% and 41% of the sales for the three months ended March 31, 2007 and 2006, respectively. Total receivable balance due from these customers at March 31, 2007 and 2006 amounted to $4,173,508 and $3,200,484 respectively.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Four major suppliers provided approximately 87% and 83% of the Company’s purchases of raw materials for the three months ended March 31, 2007 and 2006, respectively. Accounts payable to these vendors amounted to $3,111,556 and $3,178,527, respectively.

Note 9 - Intangible assets

Intangible assets consist of land use rights and patents. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company amortizes the Right on a straight line basis over 50 years.

Intangible assets consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Patents	$1,396,010	$1,381,996
Land use rights	5,187,641	5,135,564
	6,583,651	6,517,560
Less: accumulated amortization	(1,066,457)	(998,629)
Total	$5,517,194	$5,518,931

Amortization expense for the three months ended March 31, 2007 and 2006 amounted to $57,483 and $55,696, respectively.

Note 10 - Income taxes

Under the existing Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. For enterprise that qualifies as a "new or high-technology enterprise" or a “Foreign Invested Enterprise (“FIE”) located in the old town of an inshore open city, it subject to a income tax rate of 24%. In addition, if the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

The Company’s wholly owned subsidiary, Fushi International (Dalian), is a foreign limited liability company and located in the old town of an inshore open city. The company has income tax exemption for the years ended December 2006 and 2007 and 50% income tax reduction for the years ended December 31, 2008, 2009 and 2010.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a "new or high-technology enterprise" who is allowed a two year income tax exemption beginning in 2002, the fist year after they became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. Dalian Fushi has incurred operation loss for the three months ended March 31, 2007. The provision for income taxes for the period ended March 31 consisted of the following:

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
Provision for China income tax	$-	$415,164
Provision for China local tax	-	41,516
Total provision for income taxes	$-	$456,680

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended March 31:

	March 31, 2007	March 31, 2006
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(33.0)	(18.0)
Total provision for income taxes	-%	15.0%

The estimated tax savings for the year ended March 31, 2007 amounted to $1,641,662. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.24 to $0.16 and diluted earning per share from $0.21 to $0.14.

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

Fushi International, Inc. and Fushi Holdings were incorporated in the United States and have incurred net operating losses for income tax purposes the three months ended March 31, 2007. The net operating loss carry forwards for United States income taxes amounted to $4,071,997 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’ limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at March 31, 2007 was $1,384,479. The net change in the valuation allowance for the three month period ended March 31, 2007 was an increase of $508,420. Management will review this valuation allowance periodically and make adjustments as warranted.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Value Added Tax

VAT on sales and VAT on purchases amounted to $1,896,386 and $3,637,680 for the three months ended March 31, 2007 and $1,656,482 and $1,728,761 for the three months ended March 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
VAT	$495,392	$607,968
Others	368,325	374,377
Total taxes payable	$863,717	$982,345

Note 11 - Loan from shareholder

In September 2006, one of the Company's shareholders advanced $4,451,328 to the Company for operations. This amount has been reduced by a receivable due from the same shareholder in the amount of $540,072. The balance as of March 31, 2007 and December 31, 2006 was $4,004,253 and $3,911,256, respectively. This loan is non-interest bearing, unsecured and is payable on demand.

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

The Company accrued $1,466,250 as liquidated damages payable and expensed that amount in the year ended December 31, 2006. This amount is based on the shares accrued from May 14, 2006 through August 2, 2006 and it is valued at the highest bid on August 2, 2006, the date of the registration statement to be declared effective, which is at $5.75 per common stock share. In January 2007, the Company issued 255,000 shares of common stock at $0.006 par value to the investors as payment for the liquidated damages.

Note 13 - Short term bank loans

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

	March 31, 2007	December 31, 2006
	(Unaudited)
Dalian Commercial Bank Sahekou Branch
due May 15, 2007 annual interest
at 6.338%, secured by the Company
land use right and building	$984,200	$974,320

Bank of China Dalian Xinhaiwen Branch
due March 11, 2007 annual interest
at 5.94%, secured by the Company
land use right and building	-	3,846,000

Bank of China Dalian Xinhaiwen Branch
due February 22, 2007 annual interest
at 6.547%, secured by the Company
land use right and building	-	2,564,000

Bank of China Dalian Xinhaiwen Branch
due March 27, 2007 annual interest
at 6.547%, secured by the Company
land use right and building	-	2,179,400

Bank of China Dalian Xinhaiwen Branch
due April 21, 2007 annual interest
at 6.732%, secured by the Company
land use right and building	2,849,000	2,820,400

ShenZhen Development Bank, Dalian Branch
various due dates and interest rates,
secured by export letter of credits	-	120,015

Bank of China Dalian Xinhaiwen Branch
due October 8, 2007 annual interest
at 6.732%, secured by the Company
land use right and building	3,885,000	-

Bank of China Dalian Xinhaiwen Branch
due December 19, 2007 annual interest
at 7.029%, secured by the Company
land use right and building	2,253,300	-
Total	$9,971,500	$12,504,135

Total interest expense of the short term loans for the three months ending March 31, 2007 and 2006 amounted to $196,505 and $319,784, respectively.

The Company has paid off its short term loans of $2,849,000 in April 2007 and obtained a new short term loan in the same amount at annual interest rate of 7.029% which is due in February 2008.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Note 14 - Short term notes payable

Short-term notes payable are lines of credit extended by the banks. When purchasing raw materials, the Company often issues a short term note payable to the vendor. This short term note payable is guaranteed by the bank for its complete face value. The banks require the Company to deposit 100% of the note amount at the bank as a guarantee deposit which is classified on the balance sheet as restricted cash

The Company had $8,288,000 and $0 short term notes payable outstanding as of March 31, 2007 and 2006, respectively.

Note 15 - Long term bank loans

Long term debts are loans borrowed from banks which are mainly used for the purpose of purchasing additions to the plant and equipment and consisted of the following at:

	March 31, 2006	December 31, 2006
	(Unaudited)
ICBC, Dalian JinZhou Branch
Due April 10, 2008, annaul interest
at 5.58%, secured by the Company
land use right and building	$5,180,000	$5,128,000

ICBC, Dalian JinZhou Branch
Due April 10, 2008, annaul interest
at 5.58%, secured by the Company
land use right and building	5,180,000	5,128,000
Totals	$10,360,000	$10,256,000

Interest incurred on the long term loans as of March 31, 2007 and December 31, 2006 was $144,522 and $572,284; of which capitalized interest amounted to $75,518 and $282,641, respectively

Note 16 - Long term notes payable

On January 24, 2007, the Company and Citadel Equity Fund Ltd. ("Citadel") entered into a Notes Purchase Agreement. On January 29, 2007, the Company closed a $60 million financing with Citadel.  In this transaction, Citadel purchased (i) $40 million principal amount (less 3% Notes Discount and 4% of commission for proceeds of $37,200,000) of guaranteed senior secured floating rate notes (“HY notes”) due 2012 and (ii) $20 million principal amount (less 4% commission for proceeds of $19,200,000) of the Company’s 3% senior secured convertible notes (“Convertible notes”) due 2012, which are convertible into shares of the Company's common stock at an initial conversion price of $7.00 per share. These notes are secured by the shares of the Company's wholly-owned subsidiary, Fushi Holdings Inc., (“FHI”) (formerly, Diversified Product Inspections, Inc, known as “DPI”), a Delaware corporation. Citadel was also granted certain corporate governance rights over the Company and its subsidiaries.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Management has completed its review of the accounting for the transactions and has concluded that the conversion option does not qualify as an embedded derivative under FAS 133 nor does it qualify for beneficial conversion treatment under EITF 98-5 and 00-27.

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

Additional 3.3% of principal amount of the convertible note, applies to failure to maintain listing on certain Nasdaq markets as of July 24, 2008, payable by July 31, 2008 and additional Interest of 3% will be applied if no Qualifying IPO has occurred on or before July 24, 2008.

As of March 31, 2007, the Company has a total of $60,000,000 long term notes payable outstanding. Deferred commission amounted to $3,450,411 and interest expense for the three months ended March 31, 2007 amounted to $1,016,400.

Note 17 - Supplemental disclosure of cash flow information

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

Income taxes paid amounted to $0 and $2,396,100 for the three months ended March 31 2007 and 2006, respectively. Interest paid for the three months ended March 31, 2007 and 2006 amounted to $341,027 and $319,784, respectively

The Company has issued 255,000 shares of common stock at $0.006 par pursuant to liquated damage payable as disclosed in note 12.

Non cash financing activity included $3,600,000 loan commission, net of loan proceeds, of which $149,589 was amortized for the three months ended March 31, 2007.

Note 18 - Earnings per share

The following demonstrates the calculation for earnings per share:

	March 31, 2006	December 31, 2006
	(Unaudited)
Net income for basic earnings per share	$4,974,733	$3,765,916
Add: Interest expense for convertible note	110,000	-
Net income for diluted earnings per share	5,084,733
Weighted average shares used in basic computation	20,507,096	18,474,527

Diluted effect of warrants and convertible note	3,317,400	1,057,593
Weighted average shares used in diluted computation	23,824,496	19,532,120

Earnings per share
Basic	$0.24	$0.20
Diluted	$0.21	$0.19

Note 19 - Shareholders' Equity

(A)	Reverse stock split

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

(C)	Series A and Series B Convertible Preferred Stocks

(1)	20,046,162 shares of common stock, par value $.006.

(2)	Warrants purchasing 2,056,015 shares of common stock at an initial exercise price of $3.67 per share, expires December 2010.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
(3)	Warrants purchasing 424,929 shares of common stock with exercise prices of $3.11 per share, expires December 2011.

(D)	Series A and Series B Convertible Preferred Stocks

(1)	255,000 shares of common stock at $0.006 par value were issued pursuant to liquidated damage payable that was recorded in 2006.

(2)
Warrants were exercised for 304,389 shares of common stock. The warrants were initially issued on January 30, 2006, and were each exercisable for one share of the Company’s common stock at $3.67 per share.

The Company has 1,751,626 warrants exercisable at $3.67 and 424,929, warrants exercisable at $3.11 outstanding as of March 31, 2007 and the following is a summary of the warrant activities:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted- Average Exercise Price	Average Remaining Contractual Life
Balance at December 31, 2006	2,480,944	2,480,944	$3.57	3.95 years
Granted
Forfeited
Exercised	(304,389)	(304,389)	$3.67
Balance at March 31, 2007	2,176,555	2,176,555	$3.56	3.70 years

Note 20 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. Statutory reserves represent restricted retained earnings.

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the three months ended March 31, 2007, the Company transferred $728,976 representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)
Note 21 - Current vulnerability due to certain concentrations

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

Note 22 - Commitments and contingencies

On September 19, 2006, the Company has been named a defendant in a pending litigation that was filed at the China International Economic and Trade Arbitration Commission over a disputed investment consulting agreement. The damage claimed amounts to US$420,000 for past due commission. The Company claims that the plaintiff did not render services as stipulated in the agreement and believes any negative outcome of this litigation is highly unlikely.

On December 11, 2006, the Company has been named a defendant of an action filed in the United States District Court of a disputed contract agreement. The Company believes the claim is without merit and does not anticipate any negative outcome of this case.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “believes,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of Fushi International, Inc. (the “Company,” “we” or “us”), and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of November 14, 2006; the date of the filing of this Form 10-Q and the Company undertakes no responsibility to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

OVERVIEW

We are engaged, through our indirectly wholly-owned operating subsidiary Fushi International (Dalian), in the manufacture and sale of bimetallic composite wire products, principally copper clad aluminum wires ("CCA"). Copper Clad Aluminum is an electrical conductor which has an outer sleeve of copper metallurgically bonded to a solid aluminum core. Normally using 70% less copper than conventional copper wire, but offering materially the same utility and functionality, CCA is a cost effective substitute for solid copper wire in a wide variety of applications such as coaxial cable for cable television and various video and data applications, signal transmission lines for telecommunication networks, distribution lines for electricity, wire components for electronic instruments and devices, utilities, building wire and other industrial wires.

Copper prices, which have increased over the past several years, have varied significantly and may vary significantly in the future because the copper industry is highly volatile and cyclical in nature. This affects our business both positively and negatively - as our products are a substitute for pure copper wire, higher prices increase demand, while lower copper prices can decrease demand. As lower copper containing bimetallic products continue to take copper out of end uses as a substitute, we are encouraged by the global outlook for our products. Particularly in China, we believe market conditions should support aggressive revenue growth from sales volume standpoint. Pricing effectiveness in response to volatility in principal raw materials such as copper and aluminum could have a major impact on our sales, profitability, and financials results.

The principal elements of competition in the bimetallic industry are, in our opinion, production capacity, working capital sufficiency, pricing, product availability, and quality. We believe that we have attained a leadership position with respect to all of these factors.

HIGHLIGHTS

•	For the quarter ended March 31, 2007, total net revenues increased by 44.9% to $21.1 million from $14.6 million compared to the quarter ended March 31, 2006.

•	Net income increased by 32.1% to $5.0 million from $3.8 million.

•
Basic and diluted earnings per share increased 20.0% and 10.5% respectively to $0.24 and $0.21. Total basic weighted-average numbers of shares outstanding used to calculate Basic EPS were 20.5 million and 18.5 million for the quarter ended March 31, 2007 and the quarter ended March 31, 2006, respectively. Total diluted weighted-average numbers of shares outstanding used to calculate Diluted EPS were 23.8 million and 19.5 million, respectively, for the two corresponding periods.

In the three months ended March 31, 2007, we have experienced, and expect to continue to experience, broadly based, robust revenue growth due to higher average selling prices and higher sales volume driven by numerous factors including volatile copper price, strong market demand, new and expanded application of our products, government and industry initiatives, and as a result, accelerated substitution for solid copper in telecom cable, magnet wires, and power cable. In addition, during the quarter, we were able to substantially pass along higher raw material costs to our customers therefore maintaining our gross and net margins.

We believe that the following trends will impact us and our financial performance for the remainder of 2007: increased competition may tend to negatively impact pricing and product profitability, but we believe we can benefit from our significantly expanded manufacturing capacity and a substantially enlarged market. Strategies we are in the process of implementing include:

•
In existing markets, backed by 100% to 150% planned increase in the number of production lines, we intend to significantly strengthen our leadership position through economies of scale and adopting aggressive pricing strategies, possibly sacrificing individual order profitability on temporary basis, to continue our momentum and gain additional market share.

•
In newly entered markets, such as flat wire for electrical transformers, our expanded capacity will allow us to achieve a dominant market share as a first mover. Since no competition has presently succeeded in entering this market due to quality and technical barriers, we believe we can enjoy a very high level of profits in this market. This will also make up for reduced profits in the other markets and allow us to have improved product mix and overall sales and margin expansion.

Going forward, our goal is to become a leader in the bimetallic industry, both in China and internationally. Set forth below are our measures and strategies:

•
Capital Expenditure. We intend to significantly increase our manufacturing capacity to address market opportunities. Current facilities are sufficient for three-fold increase in capacity with only capital expenditure needed for new lines.

•
Working Capital. High volatility on raw material prices calls for major working capital commitment. Together with improved cash cycle management, we believe our $72 million cash position provides a solid foundation for expansion.

•
Cost reduction and margin expansion. We will strive to maintain and expand our profit margins by improving our production ability, enhancing equipment management, optimizing the process and products structure, perfecting the supplier system, and reducing production cost.

•
Research and Development. By partnering with the China Optical and Electronic Association and other domestic research institutions and leveraging our strong R&D capability, we plan to further strengthen our competitive position and gain increased market share in the PRC.

•
Domestic and international expansion. We plan to continue to focus on the robust PRC market while expanding and enhancing our sales, distribution and customer support capabilities for international sales.

•
Raw materials. We plan to mitigate the risk of increases in raw material price volatility through effective requirements planning, working closely with key suppliers to obtain the best possible pricing and delivery terms and implementing timely price adjustment wherever warranted.

•
Acquisitions/ Strategic alliance. We are reviewing strategic investments, acquisitions and/or strategic relationships with companies that can substantially broaden our customer base and expand our distribution capability. Our acquisition targets will include companies that:

(i)	Can be easily integrated into product manufacturing and corporate management;

(ii)	Have strong joint venture partners that would become major customers;

(iii)	Can broaden our customer base and allow us to penetrate new markets, and

(iv)	Are located geographically closer to our target customers.

The following table shows, for the periods indicated, information derived from our statements of income, expressed as a percentage of sales for the period presented.

	1Q 2007	1Q 2006
Revenues	100.0%	100.0%

Cost of Goods Sold	63.6%	63.9%

Gross Profit	36.4%	36.1%

Operating expenses
Selling expenses	0.8%	0.8%
General and administrative expenses	6.8%	5.2%
Total operating expense	7.6%	6.0%

Income from operations	28.7%	30.1%

Other income (expense)
Interest income	0.9%	0.1%
Interest expense	(6.1%)	(1.7%)
Other income	0.3%	0.6%
Other expense	(0.3%)	(0.2%)
Total other (expense), net	(5.2%)	(1.2%)

Income before income taxes	23.5%	28.9%

Provision for income taxes	0.0%	3.1%

Net income	23.5%	25.8%

SELECTED FINANCIAL DATA (In thousands, except EPS amount):

	Increase/(Decrease)	1Q 2007	1Q 2006

Net sales	44.9%	$ 21,138	$ 14,590
Gross Profit	45.9%	7,685	5,269
Operating Income	38.1%	6,069	4,395
Net income	32.1%	4,975	3,766

EPS- Basic	20.0%	0.24	0.20
EPS- Diluted	10.5%	0.21	0.19

Price and Production Metrics:

Avg. Copper Price (Changjiang, China)	28.7%	RMB 60,757	RMB 47,218
Avg. Aluminum Price (Changjiang, China)	(0.02%)	RMB 19,307	RMB 19,728
CCA Average Selling Price/ton	24.7%	US$ 6,202	US$ 4,972

Sales Volume (tons)	16.2%	3,408	2,934
Avg. # of Production Lines		20	20
Capacity (tons/2- regular shifts)		3,000	3,000
Utilization		113.6%	97.8%

Net Sales

For the three-month period ended March 31, 2007, our net sales were $21.1 million, representing an increase of $6.5 million or 44.5% compared to the three months ended March 31, 2006. Our sales growth was primarily attributable to a 24.7% increase in the average selling price of product sold and 16.2% increase in the volume of bimetallic products sold. The average selling price improvement year-over-year resulted primarily from the increase of raw material prices, particularly copper prices. While business cycle and demand normally experience slowdown during the first quarter of a calendar due to the long Chinese New Year holiday, we maintained the positive sales momentum that began at the second quarter of 2006 and our sales volume increases were generally driven by over-capacity utilization and accelerated customer acceptance of bimetallic products as a low cost substitute for solid copper wire, among other things.

The following table breaks down application categories as percentage of total sales:

	1Q 2007
	sales (tons)	% of total sales
Co-axial Cable	1,967	57.72%
Magnet and Special Enameled Wire	567	16.64%
Shielded Wire	874	25.65%
Total	3,408	100.00%

The following table sets forth the revenue contribution by geography:

	1Q 2007	1Q 2006
Domestic China	98.2%	95.7%
International	1.8%	4.3%

The following table sets forth our five largest customers for the first quarter of 2007 and 2006, respectively:

FIVE LARGEST CUSTOMERS	% of Net Sales for the three months ended March 31, 2007	% of Net Sales for the three months ended March 31, 2006
Jiangxi Lianchuang Photoelectricity Science Co.	9.41%	14.34%
Leoni (Changzhou) Electronics Co., Ltd.	8.32%	N/A
Taizhou Yihua Specialty Electric Co., Ltd.	8.02%	5.61%
Zhuhai Hansheng Industrial Co., Ltd	6.65%	6.71%
Yantai Xinmu Wire and Cable Co., Ltd.	5.11%	N/A%
Shantou Jinqiao Cable Co., Ltd.	N/A	7.88%
ACOME Xintai Cable CO., Ltd.	N/A	6.56

Five Largest Customers as % of Total:	37.51%	41.10%

During the three months ended March 31, 2007, we continued to diversify our customer base. Our five largest customers accounted for 37.51% of total sales, down 8.73% compared to 41.10% of the first quarter ended 2006.

As of March 31, 2007, the receivable balance due from these five customers represented 35.57% of total accounts receivables. We routinely extend unsecured credit to large or regular customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have not seen any accounts receivable go uncollected beyond 90 days or experienced any write-off of accounts receivable in the past. Thus, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable

Cost of Goods Sold

Cost of Goods Sold was $13.5 million for the three months ended March 31, 2007, compared to $9.3 million for the three months ended March 31, 2006, representing an increase of $4.2 million or 44.3%. Cost of Goods Sold measured by percentage of net sales was 63.6%, compared to 63.8% for the prior year. The slight drop in Cost of Goods Sold as a percentage of sales largely reflects our pricing success in passing on most of the increases in our principal raw material costs, especially the volatile copper price, to the customers. Average cost of sales per ton increased by $770 (24.2%) to $3,947 in the first quarter of 2007, from $3,177 in the first quarter of 2006. Total raw material costs amounted to $12.7 million, accounting for 94.5% of Cost of Goods Sold during the first quarter of 2007.

Cost of Goods Sold principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, shipping and handling costs, and other fixed costs. The significant increase in Cost of Goods Sold was principally due to substantially increased production and sales volume resulting from strong demand and added capacity.

The following table sets forth the percentage of raw material purchases from our five largest suppliers:

Five Largest Suppliers	% of Purchase for the Three Months Ended March 31, 2007
Dalian Guojia Enterprise	46.07%
Beijing Golden Eagle Huichuang Copper Co.	26.59%
Baotou Aluminum Co., Ltd	8.86%
Liaoyang Copper Co.	5.32%
Harbin Electric Wire Co.	4.96%

Five largest suppliers as % of total purchase:	91.80%

Five Largest Suppliers	% of Total Advance to Suppliers as of March 31, 2007
Dalian Guojia Enterprise	0.00%
Beijing Golden Eagle Huichuang Copper Co.	16.69%
Baotou Aluminum Co., Ltd	6.22%
Liaoyang Copper Co.	0.00%
Harbin Electric Wire Co.	1.78%

Total:	24.69%

The five largest raw material suppliers provided 91.80% of the Company’s purchase of raw materials for the three-month period ended March 31, 2007. The Company’s advance to these suppliers was 24.69% as of March 31, 2007.

Gross margin

Gross profit for the three months ended March 31, 2007 was $7.7 million, up 45.9% from gross profit of approximately $5.3 million for the corresponding period in the prior year. As a percentage of net sales, gross profit increased slightly to 36.4% from 36.1% year over year. Gross margin was positively impacted by higher average selling prices and the favorable effect of advance payments, which allowed us to lock in raw material prices at lower levels at the time of purchase, and to a lesser degree, negatively impacted by a minor decline in product markup due to price pressure.

A majority of our sales are pursuant to a pricing formula that is based on the Shanghai Changjiang spot prices of copper and aluminum. While our revenue and cost of goods sold fluctuate with raw material prices, our profitability is highly correlated to, and the attractiveness of our products is considerably affected by, the price ratio between copper and aluminum. Year-over-year, spot price of copper has escalated rapidly and has been subject to significant volatility. The average quarterly spot prices per ton of copper and aluminum for COMEX, LME and Shanghai Changjiang of China, along with related gross margins of our company, for the periods indicated are summarized as follows:

	1Q'06	2Q'06	3Q'06	4Q'06	1Q’07
Avg. COMEX Cu (US$/ton)	4,500	6,740	7,080	6,380	5,400

Avg. COMEX Al (US$/ton)	2,243	2,448	2,230	2,452	2,445
Comex Cu/Al	2.01	2.75	3.17	2.60	2.21

Avg. LME Cu (US$/ton)	4,480	6,540	6,960	6,420	5,380

Avg. LME Al (US$/ton)	2,216	2,432	2,292	2,473	2,503
LME Cu/Al	2.02	2.69	3.04	2.60	2.15

Avg. Changjiang Cu (RMB/ton)	47,218	65,172	68,814	67,318	60,757

Avg. Changjiang Al (RMB/ton)	19,728	20,741	19,890	21,288	19,307
China Changjiang Cu/Al	2.39	3.14	3.46	3.16	3.15

Gross Margin	36.1%	44.4%	30.9%	33.1%	36.4%

We anticipate that the gross margins for future quarters will continue to fluctuate due to several factors, including, continued raw-material price volatility, changes in the relative mix of our products, and the average selling prices for our products, among other things. As exhibited by our historical profitability pattern, although raw material prices fluctuate over time, which caused monthly variation in the costs of raw material purchases, the fluctuation tend to be short term, making forecasting operating results and performance on annual and long term basis much easier to do than on quarterly basis. Consequently, it is more meaningful to focus on annual rather than interim financial and operating results.

As we continue to focus on enhancing profitability, optimizing cost structure and expanding margins, we expect the gross margins to stabilize in the range between 33% and 38% on an annual basis.

Selling, General and Administrative Expenses

Selling expenses, which principally include sales related staff salary and welfare, travel expenses, and sales commissions, were $175,194 for three months ended March 31, 2007, compared to $116,620 of the first quarter ended 2006, representing a 50.2% increase. As a percentage of net sales, selling expenses remained unchanged at 0.8% for the first quarter of 2007 compared to the three months ended March 31, 2006. General and administrative expenses, as a percentage of net sales, increased to 6.8% for the three months ended March 31 2007, compared with 5.2% for the three months ended March 31 2006. Factors which caused this increase were higher sales expenses to support sales growth, higher administrative and professional fee costs related to Sarbanes-Oxley compliance, and higher legal costs. The R&D expenses were $34,965, which is included in general and administrative expenses, increased by $5,179, as compared to three months ended March 31, 2006.

During the first quarter of 2007, economics of scale and leverage of operating expenses benefited us. But as we prepare to ramp up production capacity and more aggressively address market opportunities, we anticipate an expansion of our sales force to better respond to the market. In addition, we expect that general and administrative expenses will increase for the foreseeable future as a result of our continued growth and the costs of complying with our reporting and other requirements as a public company. Depreciation will rise sharply in future quarters due to a significantly expanded asset base as we start to take delivery of the purchased machinery and equipment to increase capacity. Going forward, we anticipate that the G&A costs will initially increase at a faster pace than sales growth in the next three quarters as we gear up for the planned capacity-doubling expansion and then stabilize and decrease in terms of percentage of sales as we enter the next phase of development and benefit greatly from economics of scale and improved efficiency. We believe this will eventually contribute to net margin expansion.

Interest Expense

Interest expense was $1,282,072 for the first quarter of 2007, compared to $250,106 of the first quarter of 2006, representing a 412.6% increase. The sharp increase is largely due to the accrued interest for our $60 million hybrid financing partially offset by lower average short term bank loan levels on our revolving credit facility.

Income tax

Fushi International, Inc. (formerly Parallel Technologies, Inc.) is a company incorporated in the State of Nevada and Fushi Holdings, Inc.(formerly DPI) is a company incorporated in the State of Delaware. We conduct substantially all our operations through our PRC operating subsidiaries. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	we did not conduct any material business or maintain any branch office in the United States during the three months ended March 31, 2007,
•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and
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

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi's bimetallic composite conductor wire product was approved by Dalian Cit as a "high-tech" project. As a result, Dalian Fushi is a business entity that is qualified as a "new or high-technology enterprise," and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation, which expired on December 31, 2003, followed by a 50% reduction and other favorable tax treatment for the succeeding three years, which expires on December 31, 2006. After December 31, 2006, we may consider available options under applicable PRC tax laws that would enable us to qualify for further preferential tax treatment. The provision for income taxes for the three months ended March 31, 2007 was nil as we didn’t take any operation under Dalian Fushi from the beginning of 2007.

Fushi International (Dalian) ( formerly Dalian DPI) was incorporated in the PRC as an FIE and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian DPI has located its factories in a special economic region in Dalian and is granted certain preferential treatments including a corporate income tax rate of 24%. In September 2005, Dalian DPI was approved as a wholly foreign owned enterprise. This economic region allows Fushi International (Dalian) a two-year income tax exemption for the years ended December 31, 2006 and 2007, and a 50% income tax reduction for the following three years ended December 31, 2008, 2009, and 2010.

Net Income

Net income increased to approximately $5.0 million or 23.5% of net sales for the three months ended March 31, 2007, from approximately $3.8 million or 25.8% of net sales for the first quarter ended 2007, representing an increase of $1.2 million or 32.1%. The bottomline increase is primarily due to i) substantial revenue increase, ii) sustained gross margin in spite of extremely volatile raw material prices; iii) partially offset by higher interest expenses incurred. Earnings per share were $0.21 versus $0.19 on a diluted basis.

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
EARNINGS	31-Mar-07	31-Mar-06
Net income	$4,974,733	$3,765,916
Income applicable to common shareholders	$4,974,733	$3,765,916

BASIC
Income applicable to common shareholders	$4,974,733	$3,765,916
Basic weighted-average common stock outstanding	20,507,096	18,474,527
Basic earnings per share	$0.24	$0.20

DILUTED
Income applicable to common shareholders	$4,974,733	$3,765,916
Add: Interest expense for the Convertible Notes	$110,000
Adjusted income applicable to common shareholders	$5,084,733

Basic weighted-average common stock outstanding	20,507,096	18,474,527
Effect of dilutive securities:

Warrants	1,190,522	1,057,593

Assumed conversion of 3% Senior Secured	2,126,878
Convertible Notes due 2012
Diluted weighted-average common stocks outstanding	23,824,496	19,532,120
Diluted earnings per share	$0.21	$0.19

Foreign Currency Translation Gains

In the three months ended March 31, 2007, the RMB steadily rose against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $0.9 million. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. See “Risk Factors- Risks Related to Doing Business in the PRC. - The fluctuation of the Renminbi may materially and adversely affect your investment.”

Materially all of our revenues and a majority of our expenses in the first quarter of 2007 were denominated in RMB Yuan. The income statement and cash flow accounts were translated at 1RMB Yuan to 0.12901 US$ (or 1US$ to 7.7513 RMB Yuan). Balance sheet amounts with the exception of equity at March 31, 2007 were translated at 1 RMB Yuan to 0.12950 USD, or 1 USD to 7.7220 RMB Yuan. The equity accounts were stated at their historical rate.

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

As of March 31, 2007, we had approximately $72.8 million in cash, up $64.3 million from $8.5 million at March 31, 2006.

For the three months ended March 31, 2007, cash provided by operating activities totaled $2.2 million. This was principally driven by a $5.0 million increase in earnings, partially offset by i) increased accounts receivable resulting from revenue growth; ii) inventory increase, principally raw materials, to support planned expansion and sales growth; iii) increase in other receivables and prepaid expenses, consisting primarily of prepayments for copper supplies in advance of shipment.

Cash used in investing activities was approximately $13.5 million, primarily as a result of i) capital expenditure on new equipment and machinery including advances to machinery and equipment suppliers, as well as a buildout and improvement of the office building, all as part of our planned expansion; ii) restricted cash as backing of Bank Acceptance Bill.

Financing activities provided net cash inflow of $63.1 million during 2006. We rolled over maturing, short term working capital loans and also drew down from our existing credit line facilities to meet working capital needs. Maturities for the working capital financing range from three to six months. We intend to renew these loans over again when they become due.

On January 24, 2007, we entered into a Notes Purchase Agreements with Citadel Equity Fund Ltd and raised $60 million in gross proceeds through a hybrid financing, which consists of i) $40 million Guaranteed Senior Floating Rate Notes due 2012 (the “HY Notes”) with an initial interest rate of LIBOR plus 7.0% subject to 140bps step down upon qualifying event and ii) $20 million 3% Senior Secured Convertible Notes due 2012 (the “Convertible Notes”). We received $54.6 million in net proceeds after deducting placement agent commission and notes discount which are included in “Deferred Loan Expenses” in the accompanying consolidated balance sheets. The applicable fees and expenses are amortized over the respective lives of the HY Notes and the Convertible Notes on a straight-line basis over 5 years, respectively. Amortization was $149,589 for the three months ended March 31, 2007. In terms of use of proceeds, we intend to apply a substantial portion of the net proceeds from the financing to corporate expansion and general corporate purposes, including but not limited to, funding of working capital needs, purchase of new equipment to meet existing orders and to provide additional capacity for further expansion, and other general corporate purposes.

The HY Notes and Convertible Notes contains various customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of additional debt, maintenance of a maximum leverage ratio, maintenance of a fixed charge coverage ratio, and minimum net worth. We were in compliance with all of these requirements as of March 31, 2007.

As of March 31, 2007, we had the following long-term bank loans and short-term working capital financing outstanding with the following terms:

Name of lenders	Date of borrowing	Date of maturity	Interest rate per annum	Borrowed amount (RMB)	Borrowed amount (USD)
LONG TERM LOANS
Industrial and Commercial Bank of China (ICBC)	2003.05.06	2008.04.10	5.580%	40,000,000	$5,180,000
Industrial and Commercial Bank of China (ICBC)	2003.05.17	2008.04.10	5.580%	40,000,000	$5,180,000
		Total long term loans:		80,000,000	$10,360,000
SHORT TERM LOANS
Revolving credit line of RMB100MM for working capital
Bank of China	2007.02.09	2006.10.08	6.732%	30,000,000	$3,885,000
Bank of China	2006.09.22	2007.4.21	6.732%	22,000,000	$2,849,000
Bank of China	2007.03.20	2007.12.19	7.029%	17,400,000	$2,253,300
Commercial Bank of Dalian City	2006.05.16	2007.05.15	6.338%	7,600,000	$984,200
		Total short term loans:		RMB 77,000,000	$9,971,500

For the remainder of 2007, as we accelerate expansion, we expect continued capital expenditure for maintaining and adding manufacturing equipment. We also anticipate that our working capital requirements may increase during 2007 as a result of continued increases in sales and potential increases in the price of copper. We believe that our existing cash, cash equivalents and cash flows from operations, proceeds from the HY Notes and Convertible Notes, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs. We may, from time to time, borrow under our revolving credit facility or issue securities, if market conditions are favorable, to meet our future cash needs or to reduce our borrowing costs.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2006 Annual Report on Form 10-KSB (see Note 2 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from commodity prices, currency exchange rates, interest rates, credit extended to customers, and inflation.

Commodity Price Risk
 Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2007 and did not employ any commodity price derivatives during the quarter then ended.

Foreign Exchange Risk
Our reporting currency is the Renminbi. Substantially all of our operations are conducted in the PRC, with the exception of our export business and limited overseas purchases of raw materials. Most of our sales and purchases are conducted within the PRC in Renminbi, which is the official currency of the PRC. As a result, the effect of the fluctuations of exchange rates is considered minimal to our business operations.

The PRC State Administration for Foreign Exchange, under the authority of the People’s Bank of China, controls the conversion of Renminbi into foreign currencies. The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended, or the “Rules.” Under the Rules, once various procedural requirements are met, Renminbi is convertible for current account transactions, including trade and service-related foreign exchange transactions and dividend payments, but not for capital account transactions, including direct investment, loans or investments in securities outside China, without prior approval of the State Administration of Foreign Exchange of the People’s Republic of China, or its local counterparts.

Since July 2005, the Renminbi has no longer been pegged to the U.S. dollar. Although currently the Renminbi exchange rate versus the U.S. dollar is restricted to a rise or fall of no more than 0.3% per day and the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, the PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market. As of March 31, 2007, the exchange rate between RMB and U.S. dollar was $1 to RMB7.7232.

Any devaluation of the Renminbi against the U.S. dollar would consequently have an adverse effect on our financial performance and asset values when measured in terms of U.S. dollars. On the other hand, the appreciation of the Renminbi could make our customers’ products more expensive to purchase because many of our customers are involved in the export of goods, which may have an adverse impact on their sales. A decrease in sales by our customers could reduce our sales and revenues. In addition, from time to time we may have U.S. dollar denominated borrowings, and therefore a decoupling of the Renminbi many affect our financial performance in the future.

We recognized a foreign currency translation adjustment of approximately $0.9 millionfor the quarter ended March 31, 2007. We do not currently engage in hedging activities, as such, we may in the future experience economic loss as a result of any foreign currency exchange rate fluctuations.

Interest Rate Risk
We are primarily exposed to interest rate risk arising from 6 months LIBOR rate on which the interest rate for our HY Notes is based. If there was a hypothetical 1% change in 6-month LIBOR interest rate, the net impact to earnings and cash flows would be approximately $0.4 million on annualized basis.

We do not have significant interest rate risk associated with our revolving credit facilities, due to their short term nature, with fixed interest rates.

 As of March 31, 2007, we were not a party to any interest rate derivative instruments and believe our exposure to interest rate risk and other relevant market risks is not material.

Credit Risk
We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have not seen any accounts receivable go uncollected beyond 90 days or experienced any write-off of accounts receivable in the past.

Inflation
In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 3.9%, 1.8% and 1.5% in 2004, 2005 and 2006, respectively

Item 4. Controls and Procedures.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

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

FUSHI INTERNATIONAL, INC.

Date: May 15, 2007	By:	/s/ Wenbing Chris Wang

Wenbing Chris Wang Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.