Form 10-Q
period 2007-06-30
FUSHI INTERNATIONAL INC
filed 2007-08-14
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

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

_______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer ☒

The number of shares of Common Stock of the Registrant, par value $.006 per share, outstanding on July 15, 2007, was 22,178,578.

Transitional Small business Disclosure Format (Check one): Yes ☐ ; No ☒.

FUSHI INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$75,205,436	$20,493,551
Accounts receivable, trade	9,497,345	7,042,408
Inventories	9,704,840	7,403,116
Notes receivables	176,210	-
Other receivables and prepaid expenses	1,096,741	497,380
Advances to suppliers	5,508,117	3,390,917
Total current assets	101,188,689	38,827,372

PLANT AND EQUIPMENT, net	54,065,998	47,256,475

OTHER ASSETS:
Advances to suppliers, noncurrent	10,453,486	4,559,357
Intangible asset, net	5,543,810	5,518,931
Deferred loan expense	3,270,904	-
Cross Currency hedge receivable	802,523	-
Total other assets	20,070,723	10,078,288

Total assets	$175,325,410	$96,162,135

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$742,254	$1,055,684
Liquidated damage payable	-	1,466,250
Other payables and accrued liabilities	2,607,226	321,276
Customer deposits	-	531,065
Taxes payable	181,468	982,345
Short term bank loans	11,703,500	12,504,135
Current portion of long term debt	10,520,000	-
Loan from shareholder	557,520	3,911,256

Total current liabilities	26,311,968	20,772,011

LONG TERM LIABILITIES:
Long term bank loans	-	10,256,000
Notes Payable	60,000,000	-
Total long term liabilities	60,000,000	10,256,000

CROSS CURRENCY HEDGE PAYABLE	871,519	-

Total liabilities	87,183,487	31,028,011

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding as of June 30, 2007 and December 31, 2006, respectively	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, 22,178,578 and 20,046,162 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	133,072	120,277
Additional paid in capital	40,065,842	29,364,955
Deferred stock option compensation	(1,808,305)	-
Statutory reserves	6,115,309	4,452,467
Retained earnings	38,791,251	28,496,702
Accumulated other comprehensive income	4,844,754	2,699,723
Total shareholders' equity	88,141,923	65,134,124

Total liabilities and shareholders' equity	$175,325,410	$96,162,135

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$26,085,908	$18,335,021	$47,223,825	$32,925,164

COST OF GOODS SOLD	16,433,794	10,199,652	29,886,532	19,521,213

GROSS PROFIT	9,652,114	8,135,369	17,337,293	13,403,951

OPERATING EXPENSE
Selling expenses	193,916	132,629	369,110	249,249
General and administrative expenses	2,028,574	730,180	3,469,576	1,486,701
Total operating expense	2,222,490	862,809	3,838,686	1,735,950

INCOME FROM OPERATIONS	7,429,624	7,272,560	13,498,607	11,668,001

OTHER INCOME (EXPENSE)
Interest income	318,244	1,419	509,454	12,431
Interest expense	(1,666,043)	(263,458)	(2,948,115)	(513,564)
Gain on cross currency hedge	802,523	-	802,523	-
Other income	112,506	229,175	174,616	320,722
Other expense	(14,195)	(113,552)	(79,694)	(138,850)
Total other expense	(446,965)	(146,416)	(1,541,216)	(319,261)

INCOME BEFORE INCOME TAXES	6,982,659	7,126,144	11,957,391	11,348,740

PROVISION FOR INCOME TAXES	-	(60,064)	-	396,616

NET INCOME	6,982,659	7,186,208	11,957,391	10,952,124

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,113,689	722,695	3,016,550	1,118,315
Cross currency hedge adjustment	(872,519)	-	(871,519)	-

COMPREHENSIVE INCOME	$8,223,829	$7,908,903	$14,102,422	$12,070,439

NET INCOME PER SHARE-BASIC	$0.32	$0.36	$0.57	$0.55
BASIC WEIGHTED AVERAGE NUMBER OF SHARES	21,487,056	19,894,315	21,116,447	19,894,315
NET INCOME PER SHARE-DILUTED	$0.28	$0.34	$0.49	$0.51
DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,192,643	21,434,692	24,667,346	21,434,692

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,957,391	$10,952,124
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	936,956	1,000,658
Amortization of intangibles	115,590	111,392
Amortization of loan commission	329,096	-
Amortization of stock option compensation	645,158	-
Gain on cross currency hedge	(802,523)	-
Change in operating assets and liabilities:
(Increase) decrease in assets:
Accounts receivable	(2,242,709)	(4,120,223)
Inventories	(2,082,422)	(791,091)
Other receivables and prepayments	(907,670)	(6,857,149)
Notes receivables	(173,811)	-
Advance to suppliers	(2,002,283)	-
Increase (decrease) in liabilities:
Accounts payable	(335,966)	781,513
Other payables and accrued liabilities	2,246,676	283,392
Customer deposits	(537,320)	-
Other taxes payable	(814,918)	(2,544,011)
Income taxes payable	-	(3,629,850)
Net cash provided by (used in) operating activities	6,331,245	(4,813,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,453,915)	(5,057,136)
Advances for purchase of equipment	(5,698,131)	-
Net cash used in investing activities	(12,152,046)	(5,057,136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	557,520	42,720
Repayment to shareholders	(4,004,253)	-
Due to related companies	-	20,000
Due from related companies	-	3,323,528
Proceeds from bank loans	11,546,600	13,450,000
Payments on bank loans	(12,628,669)	(7,496,902)
Net proceeds from convertible notes	56,400,000	-
Additional paid in capital	-	(82,313)
Proceeds from warrants exercised	6,793,969	-
Net cash provided by financing activities	58,665,167	9,257,033

EFFECT OF EXCHANGE RATE ON CASH	1,867,519	(966,386)

INCREASE (DECREASE) IN CASH	54,711,885	(1,579,734)

CASH, beginning of period	20,493,551	6,163,670

CASH, end of period	$75,205,436	$4,583,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$691,963	$655,951

Cash paid for income taxes	$-	$4,044,883

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 1 - Organization

Fushi International, Inc. was incorporated under the name of M, Inc. in the state of Nevada on October 6, 1982. The name was changed to Parallel Technologies, Inc. (“Parallel”) on June 3, 1991 and changed to Fushi International, Inc. (“Fushi International”) on January 30, 2006. On December 13, 2005, Fushi International acquired Diversified Product Inspections, Inc. (“DPI”) and its wholly owned subsidiary, Dalian Diversified Product Inspections Bimetallic Cable Co., Ltd. (“Dalian DPI”).

DPI is engaged in the manufacturing and selling of copper clad aluminum and steel wire, both of which are bimetallic composite wire products that are principally used for network signal transmission cable, cable television wire and other applications. Dalian DPI commenced business on December 28, 2005. Dalian Fushi Bimetallic Manufacturing Company Limited (“Dalian Fushi”) is a 100% variable interest entity of the Company. The business activities of Dalian Fushi are the same with those of Dalian DPI.

DPI and Dalian DPI changed their names to Fushi Holdings, Inc. (“Fushi Holdings”) and Fushi International (Dalian) Bimetallic Cable Co., Ltd (Fushi International (Dalian)) on November 29, 2006 and December 26, 2006, respectively.

Fushi International, Fushi Holdings, Fushi International (Dalian) and Dalian Fushi are hereinafter referred to as “the Company”.

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006. The results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $272,019 and $194,556 for the six months ended June 30, 2007 and 2006, respectively, and $128,100 and $112,684 for the three months ended June 30, 2007 and 2006, respectively.

Advertising costs

Advertising costs for the six months ended June 30, 2007 and 2006 were $23,593 and $8,318 respectively, and for the three months ended June 30, 2007 and 2006 were $18,895 and $0, respectively. These costs are expensed as incurred.

Other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of Fushi International and Fushi Holdings is the US dollar. The functional currency of Fushi International (Dalian) and Dalian Fushi is Renminbi (RMB).

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

For the subsidiaries whose functional currencies are RMB, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity are translated at the historical rates and items in the statement of operations items are translated at the average rate for the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period.

Translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $4,844,754 and $2,699,723 as of June 30, 2007 and December 31, 2006, respectively. Assets and liabilities at June 30, 2007 and December 31, 2006 were translated at 7.60 and 7.80 RMB to $1.00 USD. The average translation rates applied to income statement accounts and statement of cash flows for the six months ended June 30, 2007 and 2006 were 7.71 and 8.05 RMB to $1.00 USD, and for the three months ended June 30, 2007 and 2006 were 7.69 and 8.02, respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. As of March 30, 2007, $452,632 was recorded as a loss on the derivative investment in other comprehensive income/loss. As of June 30, 2007, net change in the fair value of the hedge totaled $418,887 and was recorded in other comprehensive income.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and the United States.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2007 and December 31, 2006, the Company had deposits in excess of federally insured limits total of $75,005,436 and $20,195,702, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. At June 30, 2007, management concluded no reserves were necessary. The Company had accounts receivable of $9,497,345 and $7,042,408 as of June 30, 2007 and December 31, 2006, respectively.

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

The Company reviews its inventory regularly for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of June 30, 2007, the Company has determined that no reserves are necessary.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The convertible preferred shares issued in 2005 and the convertible noted issued in 2007 did not require bifurcation or result in liability accounting. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, and long term debts to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. Hedging instruments are carried at fair value.

Derivative Financial Instruments

The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires the derivative to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction effects earnings.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award .That cost will be recognized over the period during which services received. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. The Company borrowed $10,520,000 to fund additions to the plant. Interest capitalized for the six months ended June 30, 2007 and 2006 were $157,528 and $142,378, respectively.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2007, there were no impairments of its long-lived assets.

Intangible assets

Intangible assets consist of land use rights and patents. The Company amortizes the land use rights on a straight line basis over 50 years and patents over 7-15 years.

The Company evaluates intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of June 30, 2007, no impairment of intangible assets has been recorded.

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

Research and development costs are recorded in selling and general and administrative expenses. Research and development costs were $57,271 and $84,665 for the six months ended June 30, 2007 and 2006, respectively, and amounted to $ 22,306 and $54,879 for the three months ended June 30, 2007 and 2006, respectively.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. There are no deferred tax amounts at June 30, 2007.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

Note 4 - Additional product sales information

The Company’s revenues by geographic area, namely the Chinese domestic market and international market, are as follows:

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
Domestic China	$45,938,181	$32,031,345
Other foreign countries	1,285,644	893,819
Total sales	$47,223,825	$32,925,164

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 5 - Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials	$7,950,433	$5,380,640
Work in process	1,069,302	242,350
Finished goods	352,272	1,736,507
Packaging materials	11,571	14,727
Semi finished goods	321,262	28,892
Totals	$9,704,840	$7,403,116

Note 6 - Plant and equipment

Plant and equipment consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Buildings and improvements	$19,326,896	$18,809,588
Transportation equipment	3,047,419	2,559,806
Machinery	10,055,544	8,814,271
Equipments	433,199	415,083
Construction in progress	28,077,425	22,110,429
Totals	60,940,483	52,709,177
Less accumulated depreciation	(6,874,485)	(5,452,702)
Totals	$54,065,998	$47,256,475

Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $936,956 and $1,000,658, and for the three months ended June 30, 2007 and 2006 amounted to $635,360 and $562,284, respectively.

Interest capitalized as of June 30, 2007 and December 31, 2006 was $157,528 and $282,641, respectively

Note 7 - Advances to suppliers

Advances on inventory purchases are monies deposited or advanced to outside vendors on future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis. The advances to suppliers were $5,508,117 and $3,390,917 for inventory and $10,453,486 and $4,559,357 for equipment purchases as of June 30, 2007 and December 31, 2006, respectively.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 8 - Major customers and suppliers

Five major customers accounted for 31% and 35% of the sales for the six months ended June 30, 2007 and 2006, respectively. Total receivable balance due from these customers at June 30, 2007 and 2006 amounted to $3,159,065 and $4,080,212 respectively.

Five major suppliers provided approximately 93% and 91% of the Company’s purchases of raw materials for the six months ended June 30, 2007 and 2006, respectively. Advances to these vendors amounted to $2,821,935 and $5,771,021, respectively.

Note 9 - Intangible assets

Intangible assets consist of land use rights and patents. All land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. The Company amortizes the Right on a straight line basis over 50 years.

Intangible assets consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Patents	$1,417,570	$1,381,996
Land use rights	5,267,758	5,135,564
	6,685,328	6,517,560
Less: accumulated amortization	(1,141,518)	(998,629)
Total	$5,543,810	$5,518,931

Amortization expense for the six months ended June 30, 2007 and 2006 amounted to $115,590 and $111,392, and for the three months ended June 30, 2007 and 2006 amounted to $58,107 and $55,696, respectively.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

The Company’s wholly owned subsidiary, Fushi International (Dalian), is a foreign limited liability company and located in the old town of an inshore open city. The Company has income tax exemption for the years ended December 2006 and 2007 and 50% income tax reduction for the years ended December 31, 2008, 2009 and 2010.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a "new or high-technology enterprise" who is allowed a two year income tax exemption beginning in 2002, the first year after they became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. Dalian Fushi has incurred operation loss for the six months ended June 30, 2007. No provision for income taxes were taken for the six months ended June 30, 2007 and 2006

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30:

	June 30, 2007	June 30, 2006
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recoginized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(33.0)	(18.0)
Total provision for income taxes	-%	15.0%

The estimated tax savings for the six months ended June 30, 2007 amounted to $548,738 The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.59 to $0.57 and diluted earning per share from $0.52 to $0.48.

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. However, the new EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. The Company is currently evaluating the effect of the new EIT law will have on its future financial positions.

Fushi International, Inc. and Fushi Holdings were incorporated in the United States and have incurred net operating losses for income tax purposes the six months ended June 30, 2007. The net operating loss carry forwards for United States income taxes amounted to $2,725,893 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’ limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at June 30, 2007 was $926,804. Management will review this valuation allowance periodically and make adjustments as warranted.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Value Added Tax

VAT on sales and VAT on purchases amounted to $7,841,691 and $5,297,848 for the six months ended June 30, 2007 and $4,687,393 and $2,829,041 for the six months ended June 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
VAT	$181,468	$607,968
Others	-	374,377
Total taxes payable	$181,468	$982,345

Note 11 - Loan from shareholder

In September 2006, one of the Company's shareholders advanced $4,450,000 to the Company for operations. The balance as of June 30, 2007 and December 31, 2006 was $557,520 and $3,911,256, respectively. This loan is non-interest bearing, unsecured and is payable in cash on demand.

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

The Company accrued $1,466,250 as liquidated damages payable and expensed that amount in the year ended December 31, 2006. This amount accrued is based on the penalties due between May 14, 2006 through August 2, 2006 and it is valued at $5.75, the highest bid on August 2, 2006, the date of the registration statement was declared effective. In January 2007, the Company issued 255,000 shares of common stock to the investors as payment for the liquidated damages.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 13 - Short term bank loans

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Dalian Commercial Bank Sahekou Branch due May 15, 2007 annual interest at 6.338%, secured by the Company land use right and building	$-	$974,320

Bank of China Dalian Xinhaiwen Branch,due March 11, 2007 annual interest at 5.94%, secured by the Company land use right and building	-	3,846,000

Bank of China Dalian Xinhaiwen Branch,due February 22, 2007 annual interest at 6.547%, secured by the Company land use right and building	-	2,564,000

Bank of China Dalian Xinhaiwen Branch,due March 27, 2007 annual interest at 6.547%, secured by the Company land use right and building	-	2,179,400

Bank of China Dalian Xinhaiwen Branch, due April 21, 2007 annual interest at 6.732%, secured by the Company land use right and building	-	2,820,400

ShenZhen Development Bank, Dalian Branch various due dates and interest rates, secured by export letter of credits	-	120,015

Bank of China Dalian Xinhaiwen Branch,due October 8, 2007 annual interest at 6.732%, secured by the Company land use right and building	3,945,000	-

Bank of China Dalian Xinhaiwen Branch due December 19, 2007 annual interest at 7.029%, secured by the Company land use right and building	2,288,100	-

Bank of China, Xinghaiwan Branch Due March 28, 2008, annaul interest at 7.227%, secured by the Company land use right and building	2,577,400	-

Bank of China, Xinghaiwan Branch Due Febuary 15, 2008, annaul interest at 7.029%, secured by the Company land use right and building	2,893,000

Total	$11,703,500	$12,504,135

Total interest expense on the short term loans for the six months ended June 30, 2007 and 2006 amounted to $399,589 and $484,265, and for the three months ended June 30, 2007 and 2006 amounted to $203,084 and $164,481, respectively.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 14 - Long term bank loans

Long term debts are loans borrowed from banks which are mainly used for the purpose of purchasing additions to the plant and equipment and consisted of the following at:

	June 30, 2007	December 31, 2006
	(Unaudited)
ICBC, Dalian JinZhou Branch
Due April 10, 2008, annaul interest at 5.58%, secured by the Company land use right and building	$5,260,000	$5,128,000

ICBC, Dalian JinZhou Branch
Due April 10, 2008, annaul interest at 5.58%, secured by the Company land use right and building	5,260,000	5,128,000

Minus : current maturities	(10,520,000)	-

Long term debt - less current maturities	$-	$10,256,000

Interest incurred on the long term loans for the six months ended June 30, 2007 and 2006 was $293,508 and $171,686, of which capitalized interest amounted to $157,528 and $142,387, respectively. Interest for the three months ended June 30, 2007 was $148,986, of which $82,010 was capitalized. Those two bank loans are due within one year and were reclassified as current liabilities at June 30, 2007.

Note 15 - Long term notes payable

On January 24, 2007, the Company and Citadel Equity Fund Ltd. ("Citadel") entered into a Notes Purchase Agreement. On January 29, 2007, the Company closed a $60 million financing with Citadel.  In this transaction, Citadel purchased (i) floating rate $40 million principal amount (less 3% Notes Discount and 4% commission for proceeds of $37,200,000) of guaranteed senior secured floating rate notes (“HY notes”) due 2012 and (ii) $20 million principal amount (less 4% commission for proceeds of $19,200,000) of the Company’s 3% senior secured convertible notes (“Convertible notes”) due 2012, which are convertible into shares of the Company's common stock at an initial conversion price of $7.00 per share. These notes are secured by the shares of the Company's wholly-owned subsidiary, FHI. Citadel was also granted certain corporate governance rights over the Company and its subsidiaries.  The floating rate notes bear interest at LIBOR (approximately 5.3% at June 30, 2007) + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007. The interest on the variable and fixed rate notes are payable semi-annually in arrears in January and July. See below for discussion of swap agreement changing variable interest to 8.3% fixed.

Management has completed its review of the accounting for the transactions and has concluded that the conversion option does not qualify as an embedded derivative under FAS 133 nor does it qualify for beneficial conversion treatment under EITF 98-5 and 00-27.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

In connection with the transaction, the Company, FHI, Dalian DPI, Dalian Fushi, Li Fu, our Chairman and Chief Executive Officer, Mathus Yue Yang, our President, Chris Wenbing Wang, our Chief Financial Officer and Citadel entered into an Investor Rights Agreement dated January 25, 2007. Pursuant to the Investor Rights Agreement, Citadel was granted, among other things and subject to certain conditions, the right to designate up to certain number of the Company's board of directors, a right of first refusal with respect to any financing sought by the Company and the right to approve the Company's annual business plan and budget. In addition, pursuant to the Investor Rights Agreement, Messrs. Fu, Yang and Wang agreed to a non-competition covenant relating to their employment and ability to engage in a business that is competitive with the Company's business for five years.

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

The Company is required to comply with certain financial covenants, including maintenance of a fixed charge coverage ratio of at least 2.0 and maintenance of a leverage ratio not exceeding 5.5. Management believes the Company was in compliance with all of these covenants as of June 30, 2007.

As of June 30, 2007, the Company has a total of $60,000,000 long term notes payable outstanding. Deferred commission amounted to $3,270,904 and interest expense for the three and six months ended June 30, 2007 amounted to $179,507and $329,096.

Note 16 - Derivative financial instruments

Cross currency hedge

The Company's operations are exposed to a variety of global market risks, including the effect of changing interest rates. This exposure is managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and dose not invest in derivative instruments for speculative purposes.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

To hedge exposures associated with the Guaranteed Senior Secured Floating Rate Notes due 2012 (2012 Note),on April 10, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) . The Swap, with a notional principal value of $40 million,converts the LIBOR + 7% per annum USD variable interest rate to a 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $3,000,000 if the exchange rate for RMB to USD falls below 6.5, and to $5,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge.

Since its effective date, the fair value of this swap agreement changed to a payable of $452,632 on March 31, 2007, and a payable of $871,519 on June 30, 2007, respectively. For the six months ended June 30, 2007, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $871,519, net of taxes. As of June 30, 2007, the Company had cross currency hedge receivable amounting to $802,523, which was recorded as a gain from derivative transactions and received in July 2007 from MLCS. For six months ended June 30, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

Note 17 - Supplemental disclosure of cash flow information

Income taxes paid amounted to $0 and $4,044,883 for the six months ended June 30 2007 and 2006, respectively. Interest paid for the six months ended June 30, 2007 and 2006 amounted to $536,539 and $655,951, respectively

784,575 shares of Series A preferred stock and 216,000 shares of Series B preferred stock were converted into 19,818,718 shares of common stock during 2006.

The Company has issued 255,000 shares of common stock in payment of liquated damage payable as disclosed in note 12.

$2,400,000 in loan commission and $1,200,000 in loan discount were netted against $60 million in loan proceeds.

650,000 options were granted to executives and directors in exchange for two year services.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 18 - Accumulated other comprehensive income

The components of accumulated other comprehensive income as follows:

Accumulated other comprehensive income:
Balance at December 31, 2006	$2,699,723
Foreign currency translation gain	3,016,550
Fair value of cross currency hedge at April 10, 2007	(452,632)
Net change during the period related to cross currency hed	(418,887)
Balance at June 30, 2007	$4,844,754

Note 19 - Earnings per share

The following demonstrates the calculation for earnings per share:

	Three months ended June 30		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$6,982,659	$7,186,208	$11,957,391	$10,952,124
Add: Interest expense for convertible note	150,000	-	250,000	-
Net income for diluted earnings per share	$7,132,659	$7,186,208	$12,207,391	$10,952,124

Weighted average shares used in basic computation	21,487,056	19,894,315	21,116,447	19,894,315
Diluted effect of warrants and convertible note	3,705,587	1,540,377	3,550,899	1,540,377
Weighted average shares used in diluted computation	25,192,643	21,434,692	24,667,346	21,434,692

Earnings per share
Basic	$0.32	$0.36	$0.57	$0.55
Diluted	$0.28	$0.34	$0.49	$0.51

Note 20 - Shareholders' Equity

(A)	Reverse stock split

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

(C)	Following the reverse stock split and as of December 2006, the Company had outstanding:

(1)	20,046,162 shares of common stock, par value $.006.

(2)	Warrants purchasing 2,056,015 shares of common stock at an exercise price of $3.67 per share, expires December 2010.

(3)	Warrants purchasing 424,929 shares of common stock with exercise prices of $3.11 per share, expires December 2011

(D)	During the six months of 2007, the following activities were recorded:

(1)	255,000 shares of common stock at $0.006 par value were issued pursuant to liquidated damage payable that was recorded in 2006.

(2)
1,853,427 shares of warrants were exercised for common stock. The warrants were initially issued on December 13, 2005 and were each exercisable for one share of the Company’s common stock at $3.67 per share. 202,588 shares of warrants were forfeited on May 25, 2007.

(3)
3,739 shares of warrants were exercised for common stock. The warrants were initially issued on December 13, 2005 and were each exercisable for one share of the Company’s common stock at $3.11per share.

The Company has 421,190, warrants exercisable at $3.11 outstanding as of June 30, 2007 and the following is a summary of the warrant activities:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted- Average Exercise Price	Average Remaining Contractual Life
Balance at December 31,
2006	2,480,944	2,480,944	$3.57	3.95 years
Granted	-	-	-
Forfeited	(202,588)	(202,588)	$3.67
Exercised	(1,857,166)	(1,857,166)	$3.67
Balance at June 30, 2007	421,190	421,190	$3.11	3.46 years

Note 21 - Stock options based compensation

On May 21 and June 7, 2007, the Company issued 500,000 and 150,000 options to four executives and three independent directors, respectively, for requisite service period of two years starting from the grant date. The vesting period is two years.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

The fair values of stock options grants to the executives and the independent directors were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected	Expected	Dividend	Risk Free Interest	Grant Date Fair
	Life	Volatility	Yield	Rate	Value
Executive	2.0yrs	50%	0%	4.57%	$3.81
Independent Director	2.0yrs	50%	0%	4.57%	$3.64

-    Although historical volatility is generally useful in estimating expected volatility, the Company’s share price exhibited abnormal level of volatility (133%) from January 30, 2006, the first day of trade after completing reverse stock split, to June 29, 2007.  After the reverse split, the shares were thinly traded, creating extremely volatile price movements.  By contrast, for the 180days up to June 29, 2007, the Company’s trading volume increased and the share price appears to have stabilized.  Therefore, the Company estimated its expected volatility for the granted stock options on the 180-day historical volatility, which is 44.75%, and added additional minor volatility for planned expansion of activities over the next two years, to result in the expected volatility of 50% used in the calculation.

-    Expected dividend yield of zero: the company has never paid a dividend and does not anticipate paying dividends in the foreseeable future.

-    Risk-free interest rate of 4.57%:  the risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponds to the expected term of the option.

-    Expected life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

The fair value of the stock option grant to the executives was $3.81 per share on the date of grant.  The fair value of the stock option grant to the independent directors was $3.64 per share on the date of grant.

Stock compensation expense is recognized based on awards expected to vest, and there were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The 500,000 executive options and 150,000 director options had fair value of approximately $1,906,957and $546,506 respectively.  Total compensation expense associated with the option grants was $645,158 for the six months ended June 30, 2007.   The expense was recorded entirely as selling and administrative expenses.

 As of June 30, 2007, the total compensation cost related to stock options not yet recognized was $1.81 million and will be recognized over the weighted average life of 2 years.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Following is a summary of the status of options outstanding at June 30, 2007:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	500,000	1.89 years	$12.30	133,336	$12.30
$11.75	150,000	1.94 years	$11.75	37,500	$11.75

Note 22 - Statutory reserves

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the six months ended June 30, 2007, the Company transferred $728,976 representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve.

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

Note 23 - Current vulnerability due to certain concentrations

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

Note 24 - Commitments and contingencies

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

On December 11, 2006, the Company has been named a defendant of an action filed in a United States District Court related to a disputed contract agreement. The Company believes the claim is without merit and does not anticipate any negative outcome of this case.

As discussed in Note 16, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for RMB to US Dollars drops below certain levels, the Company will be required to deposit up to $5,000,000.

Item 1A. Risk Factors. The following risk factors are in addition to those previously disclosed by us.

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To accommodate our anticipated growth, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

If we fail to accurately project market demand for our products, our business expansion plan could be jeopardized and our financial condition and results of operations will suffer.

We plan to increase our annual manufacturing capacity to meet an expected increase in demand for our products. Our decision to increase our manufacturing capacity was based primarily on our projected increases in our sales volume and growth in the size of the bimetallic market in China. If actual customer orders are less than our projected market demand, we will likely suffer overcapacity problems and may have to leave capacity idle, which may reduce our overall profitability and hurt our financial condition and results of operations.

We face risks associated with future investments or acquisitions.

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand our manufacturing capacity and the products we offer to our existing target customer base, broaden our distribution channel, and capitalize on opportunities to expand into new markets. However, we may be unable to identify suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. The successful integration of any acquired businesses require us to:

•	integrate and retain key management, sales, research and development, production and other personnel;
•	incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;
•	coordinate research and development efforts;
•	integrate and support pre-existing supplier, distribution and customer relationships; and
•	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions.

Geographic distance between business operations, the compatibility of the technologies and operations being integrated and the disparate corporate cultures being combined also present significant challenges. Acquired businesses are likely to have different standards, controls, contracts, procedures and policies, making it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems. Our focus on integrating operations may also distract attention from our day-to-day business and may disrupt key research and development, marketing or sales efforts. If we cannot overcome these challenges, we may not realize actual benefits from future acquisitions, which will impair our overall business results.

If the bimetallic industry does not grow as we expect or grows at a slower speed than we expect, our sales and profitability may be materially adversely affected.

We derive most of our sales revenue from sales of our products in China. The continued development of our business depends, in large part, on continued growth in the bimetallic industry, especially the CCA market in China. Although China’s bimetallic industry has grown rapidly in the past, it may not continue to grow at the same growth rate in the future or at all. However, the developments in our industry are, to a large extent, outside of our control and any reduced demand for our products, any other downturn or other adverse changes in China’s bimetallic or related industries could severely harm our business.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “believes,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of Fushi International, Inc. (the “Company,” “we” or “us”), and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of August 14, 2007; the date of the filing of this Form 10-Q and the Company undertakes no responsibility to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

OVERVIEW

We are engaged, through our indirectly wholly-owned operating subsidiary Fushi International (Dalian) Bimetallic Cable Co., Ltd. (“Fushi International (Dalian)”), in the manufacture and sale of bimetallic composite wire products, principally copper clad aluminum wires ("CCA"). CCA is an electrical conductor which has an outer sleeve of copper metallurgically bonded to a solid aluminum core. Normally using 70% less copper than conventional copper wire, but offering materially the same utility and functionality, CCA is a cost effective substitute for solid copper wire in a wide variety of applications such as coaxial cable for cable television and various video and data applications, signal transmission lines for telecommunication networks, distribution lines for electricity, electrical transformers, wire components for electronic instruments and devices, utilities, appliances, automotive, building wire and other industrial wires.

We manufacture all of our products at our 500,000 square foot manufacturing facilities in the City of Dalian, PRC. Virtually all of our products are sold to customers located in the PRC, or subsidiaries of multinational corporations in the PRC. Our largest customers include the PRC operations of U.S.-based Andrew Corporation, ACOME Xintai Cable, Ltd. and Leoni (Changzhou) Electronics Co., Ltd.

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of our products and changes in the prices of raw materials, primarily copper. Copper prices exhibited greater than normal levels of volatility in 2006 and first six months of 2007. We normally purchase copper at the prevailing Shanghai Changjiang Metals Exchange (SCME) spot price. For the three months and six months ended June 30, 2007, copper strip costs accounted for approximately 50.01% and 50.23% of our raw material costs, respectively, or 47.73% and 48.02% of costs of goods sold, respectively. Our product is primarily used as a substitute for copper. When there is a large differential between the price of copper and aluminum, demand for our product increases, as do our margins. When the differential narrows, demand for our product may moderate, as will our margins. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials. Our short-term and long-term profitability depends on our ability to effectively pass along price increases, among other factors. For further information, please see “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Factors driving and affecting operations results, among others, include the variations in the mix of products, production capacity and utilization, working capital sufficiency, product availability, quality, and particular customer arrangements. From time to time, we consider acquisition opportunities that could materially increase the size of our business operations.

With respect to the overall business outlook for the remainder of 2007 and forward, we believe that high copper prices will keep demand strong. We anticipate sales growth to continue to be aggressive and broadly based, principally due to increased conversion market visibility, expanding market sizes, defensible product profitability, and momentum to gain additional market share.

Recent Developments

On July 25, 2007, the Company held its Annual General Meeting of Shareholders. At the meeting, the shareholders elected Fu Li, Yue Yang, Feng Bai, Barry Raeburn, Jiping Hua as Directors of the Company.

The shareholders also approved and ratified the appointment of Moore Stephens Wurth Frazer and Torbet, LLC as the Company’s independent auditors for the fiscal year ending December 31, 2007.

Financial Highlights

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
REVENUES	$26,085,908	100.0%	$18,335,021	100.0%	$47,223,825	100.0%	$32,925,164	100.0%

COST OF GOODS SOLD	16,433,794	63.0%	10,199,652	55.6%	29,886,532	63.3%	19,521,213	59.3%

GROSS PROFIT	9,652,114	37.0%	8,135,369	44.4%	17,337,293	36.7%	13,403,951	40.7%

OPERATING EXPENSE
Selling expenses	193,916	0.7%	132,629	0.7%	369,110	0.8%	249,249	0.8%
G & A expenses	2,028,574	7.8%	730,180	4.0%	3,469,576	7.3%	1,486,701	4.5%
Total operating expense	2,222,490	8.5%	862,809	4.7%	3,838,686	8.1%	1,735,950	5.3%

INCOME FROM OPERATIONS	7,429,624	28.5%	7,272,560	39.7%	13,498,607	28.6%	11,668,001	35.4%

OTHER INCOME (EXPENSE)	(446,965)	-1.7%	(146,416)	-0.8%	(1,541,216)	-3.3%	(319,261)	-1.0%

INCOME BEFORE INCOME TAXES	6,982,659	26.8%	7,126,144	38.9%	11,957,391	25.3%	11,348,740	34.5%

PROVISION FOR INCOME TAXES	-	0.0%	(60,064)	-0.3%	-	0.0%	396,616	1.2%

NET INCOME	$6,982,659	26.8%	$7,186,208	39.2%	$11,957,391	25.3%	$10,952,124	33.3%

Strategies we are in the process of implementing include:

•
In existing markets, backed by a 100% to 150% planned increase in the number of production lines, we intend to significantly strengthen our leadership position through economies of scale and adopting aggressive pricing strategies, possibly sacrificing individual order profitability on temporary basis, to continue our momentum and gain additional market share.

•
In newly entered markets, such as flat wire for electrical transformers, our expanded capacity will allow us to achieve a dominant market share as a first mover. Because, to our knowledge, no competition has presently succeeded in entering this market due to quality and technical barriers, we believe we can enjoy a very high level of profits in this market. We believe this will also make up for reduced profits in the other markets and allow us to have improved product mix and overall sales and margin expansion.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Our business for the three months ended June 30, 2007 continued to demonstrate robust revenue growth. Despite comparison to a high net revenue and net profit base in the same period last year, which included benefits from quick and significant copper price increase, we managed to grow revenue by 42.3%. This was primarily driven by higher average selling prices and higher volumes shipped. Numerous factors contributed to our strong growth: volatile copper price, strong market demand, new and expanded applications for our products, government and industry initiatives, and specifically, accelerated substitution for solid copper in telecom cable, magnet wires, and more recently, power cable. In addition, during the quarter, we were able to pass along most of the higher raw material costs to our customers and therefore maintain our normal gross and net margins.

Selected Financial Data:

	For the three months ended		Increase
	30-Jun-07	30-Jun-06	/(decrease)
Net Sales	$26,085,908	$18,335,021	42.3%
Gross Profit	9,652,114	8,135,369	18.6%
Operating Income	7,429,624	7,272,560	2.2%
Net Income	$6,982,659	$7,186,208	-2.8%

Gross Margins	37.00%	44.40%
Net Margins	26.80%	39.20%

EPS- Basic	$0.32	$0.36	-11.1%
EPS- Diluted	$0.28	$0.34	-17.6%

	For the three months ended		Increase
Price and Production Metrics:	30-Jun-07	30-Jun-06	/(decrease)
Avg. Copper Price (Changjiang, China)- RMB/ton	65,830	65,172	1.0%
Avg. Aluminum Price (Changjiang, China)- RMB/ton	20,334	20,741	-2.0%
CCA Average Selling Price- USD/ton	6,378	6,132	4.0%

Shipment- tons	4,090	2,990	36.8%
Avg. # of Production Lines	29	20	43.3%
Capacity (tons/2- regular shifts)	4,300	3,000	43.3%
Utilization	95.1%	99.7%	-4.6%

Net Sales

Sales of $26.1 million in the second quarter of 2007 increased $7.8 million from $18.3 million in the same period in 2006. Our sales increase was primarily attributable to a 36.8% volume increase and 4% average selling price increase. The volume growth as measured in total tons shipped was driven by strong customer demand across a broader mix of end markets and supported by expanded manufacturing capacity. The average selling price improvement year-over-year resulted primarily from the increase of raw material prices, particularly copper prices.

The following table breaks down application categories as percentage of total sales:

	2Q 2007
	shipment (tons)	% of total sales
Co-axial Cable	2,419	59.1%
Magnet and Special Enameled Wire	661	16.2%
Shielded Wire	1,010	24.7%
Total	4,090	100.00%

The following table sets forth the revenue contribution by geographic location:

	2Q 2007	2Q 2006
Domestic China	96.5%	98.5%
International	3.5%	1.5%

The following table sets forth information concerning our five largest customers for the second quarters of 2007 and 2006, respectively:

FIVE LARGEST CUSTOMERS	% of Net Sales for the three months ended June, 2007	% of Net Sales for the three months ended June 30, 2006
Jiangxi Lianchuang Photoelectricity Science Co.	7.73%	9.09%
Taizhou Yihua Specialty Electric Co., Ltd.	6.24%	5.44%
Leoni (Changzhou) Electronics Co., Ltd.	6.00%	N/A
Shantou Jinqiao Cable Co., Ltd.	5.58%	6.91%
Zhuhai Hansheng Industrial Co., Ltd	5.60%	7.77%
ACOME Xintai Cable CO., Ltd.	N/A	5.57%

Five Largest Customers as % of Total:	31.15%	34.78%

During the three months ended June 30, 2007, we continued to diversify our customer base. Our five largest customers accounted for 31.2% of total sales, down 3.6% compared to 34.8% of the second quarter ended June 30, 2006.

As of June 30, 2007, the receivable balance due from these five customers represented 34.0% of total accounts receivables, down 24.7% from 57.9% as compared to corresponding period in 2006. We routinely extend unsecured credit to large or regular customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have not seen any accounts receivable go uncollected beyond 90 days or experienced any write-off of accounts receivable in the past. Thus, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable.

Cost of Goods Sold

Cost of Goods Sold was $16.4 million for the three months ended June 30, 2007, compared to $10.2 million for the three months ended June 30, 2006, representing an increase of $6.2 million or 61.1%. Cost of Goods Sold measured by percentage of net sales was 63.0%, compared to 55.6% for the prior year. While average SCME copper spot prices increased only marginally by 1%, when comparing the two periods, from RMB65,122 per ton ($8,147) to RMB 65,830 per ton ($8,229), average cost of sales per ton increased to $4,018 in the second quarter of 2007, by $607, or 17.8%, from $3,411 in the second quarter of 2006. The percentage mismatch was primarily due to a sharp increase in copper prices between the first and second quarters of 2006. The sharp increase in copper prices of approximately 51% resulted in substantially lower cost of goods sold as lower cost inventory acquired in the first quarter of 2006 was sold in the second quarter of 2006 with pricing based on the then prevailing raw material costs. In 2007, spot market copper prices increased approximately 28% from the first quarter to the second quarter. As a result, we also benefited from the sell through of lower cost inventory acquired in the prior. However, the inventory gain in the second quarter of 2007 was lower than the gain in the corresponding period in 2006. In addition, increased depreciation costs directly related to manufacturing activities, utility costs, and shipping and handling costs also contributed to the COGS increase as a percentage of net revenue, partially offset by fixed costs spread over a higher revenue base.

Cost of Goods Sold principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, shipping and handling costs, and other fixed costs.

The following table sets forth the percentage of raw material purchases from our five largest suppliers:

Five Largest Suppliers	% of Purchase for the Three Months Ended June 30, 2007
Dalian Guojia Enterprise	16.54%
Beijing Golden Eagle Huichuang Copper Co.	31.81%
Baotou Aluminum Co., Ltd	17.68%
Dalian Zhonghe Trading Co.	13.10%
Harbin Electric Cable Co.	14.18%

Five largest suppliers as % of total purchase:	93.31%

The five largest raw material suppliers provided 93.31% of our purchases of raw materials for the three-month period ended June 30, 2007.

Gross margin

Gross profit for the three months ended June 30, 2007 was $9.7 million, up 18.6% from gross profit of approximately $8.2 million for the corresponding period in the prior year. The gross margin decreased to 37.0% from 44.4% year-over-year, principally due to a decline in the inventory gains realized from the fluctuations of copper prices.

Our recent operating results have been both positively and negatively affected by the rise in raw material prices, primarily copper. As current inventory purchase costs increased due to higher raw material prices, our RMB mark-up to customers remained relatively constant. This resulted in higher sales revenue amounts and gross profit amounts but lower gross margins.

Due to the lag in working through our inventory layers, existing inventory purchased at previously lower prices and sold as prices increased resulted in higher gross profit margins. A decrease in commodity prices in a short period of time could have the opposite effect, negatively affecting results.

A majority of our sales are pursuant to a pricing formula that is based on the SCME spot prices of copper and aluminum. The demand for our products is highly correlated to, and the attractiveness of our products is considerably affected by, the price ratio between copper and aluminum. Year-over-year, spot prices of copper have escalated rapidly and has been subject to significant volatility. The average quarterly spot prices per ton of copper and aluminum at New York Mercantile Exchange (COMEX), London Metals Exchange (LME), and Shanghai Changjiang Metals Exchange (SCME) of PRC, along with related gross margins of our company, for the periods indicated, are summarized as follows:

	2Q'06	3Q'06	4Q'06	1Q'07	2Q’07
Avg. COMEX Cu (USD/ton)	6,740	7,080	6,380	5,400	6,920
Avg. COMEX Al (USD/ton)	2,448	2,230	2,452	2,445	2,490
Comex Cu/Al	2.75	3.17	2.60	2.21	2.78

Avg. LME Cu (USD/ton)	6,540	6,960	6,420	5,380	6,940
Avg. LME Al (USD/ton)	2,432	2,292	2,473	2,503	2,482
LME Cu/Al	2.69	3.04	2.60	2.15	2.80

Avg. SCME (RMB/ton)	65,172	68,814	67,318	60,757	65,886
Avg. SCME Al (RMB/ton)	20,741	19,890	21,288	19,307	20,312
China SCME Cu/Al	3.14	3.46	3.16	3.15	3.24

Gross Margins	44.4%	30.9%	33.1%	36.4%	37.0%

We believe that the gross margins for future quarters may continue to fluctuate due to several factors, including, continued raw-material price volatility, changes in the relative mix of our products, pricing dynamics especially changes in mark-up, among other things. As exhibited by our historical profitability pattern, although raw material prices fluctuate over time, which caused monthly variation in the costs of raw material purchases, the fluctuations tend to be short term, making forecasting operating results and performance on annual and long term basis much easier to do than on quarterly basis. Consequently, it is more meaningful to focus on annual rather than interim financial and operating results.

Overall, as we continue to focus on enhancing profitability, with positive and negative effects mentioned above offsetting each other, we believe gross margins can stabilize in a range of 33% to 38% on an annual basis.

Selling, General and Administrative Expenses

Selling expenses, which principally include sales related staff salary and welfare, travel expenses, and sales commissions, were $193,916 for the three months ended June 30, 2007, compared to $132,629 for the three months ended 2006, representing an increase of 46.2%. As a percentage of net sales, selling expenses remained small and relatively unchanged at 0.7%. General and administrative expenses, as a percentage of net sales, increased to 7.8% for the three months ended June 30 2007, compared with 4.0% for the three months ended June 30 2006. Factors which caused this increase were higher administrative and professional fee costs related to Sarbanes-Oxley compliance and other requirements as a public company. Also included in the general and administrative expenses for the second quarter of 2007 was share-based compensation expense under SFAS 123(R), which was $645,158, equivalent to 2.5% of net revenues. Research and development expenses of $22,306, which were included in general and administrative expenses, decreased by $32,573, as compared to the six months ended June 30, 2006.

As we prepare to ramp up production capacity and more aggressively address market opportunities, we anticipate an expansion of our sales force to better respond to the market. Depreciation will rise sharply in future quarters due to a significantly expanded asset base as we are starting to take delivery of the purchased machinery and equipment to increase capacity. Going forward, we anticipate that the G&A costs will initially increase at a faster pace than sales growth in the next two quarters as we gear up for the planned capacity-doubling expansion and then stabilize and decrease in terms of percentage of sales as we enter the next phase of development and benefit greatly from economics of scale and improved efficiency. We believe this will eventually contribute to net margin expansion.

Interest Expense

Interest expense was $1.7 million for the three months ended June 30, 2007, compared to $0.3 million for the three months ended June 30, 2006, representing a 532.4% increase. The sharp increase is largely due to the accrued interest due on the notes we sold in our $60 million hybrid financing during the quarter ended March 31, 2007 (the Financing”). Interest expenses on our revolving credit facilities for the three months ended June 30, 2007 and 2006 amounted to $203,084 and $164,481, respectively.

Income tax

Fushi International, Inc. (formerly Parallel Technologies, Inc.) is a company incorporated in the State of Nevada and Fushi Holdings, Inc.(formerly DPI) is a company incorporated in the State of Delaware. We conduct substantially all our operations through our PRC operating subsidiaries. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability for the foreseeable future because:

•	we did not conduct any material business or maintain any branch office in the United States during the three months ended June 30, 2007,
•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and
•
we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

PRC Enterprise income tax

In 2006, our business operations were solely conducted by our subsidiaries incorporated in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, “Foreign Invested Enterprises”, or FIEs, established in the PRC are generally subject to an “Enterprise Income Tax”, or EIT, rate of 33%. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an EIT rate of 33%. However, the Income Tax Laws provide certain favorable tax treatment to a company that qualifies as a "New or High-technology Enterprise" or a “Foreign Invested Enterprise” located in the old town of an inshore open city”. Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

The Dalian Municipal Government issued a notice in 2000 providing for a series of tax preferential treatments to companies that qualify as "New or High-tech Enterprise” or companies that are registered and operate in a specified development zone in Dalian City.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi's bimetallic composite conductor wire product was approved by Dalian Cit as a "high-tech" project. As a result, Dalian Fushi is a business entity that is qualified as a "new or high-technology enterprise," and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation, which expired on December 31, 2003, followed by a 50% reduction and other favorable tax treatment for the succeeding three years, which expired on December 31, 2006. We are considering available options under applicable PRC tax laws that would enable us to qualify for further preferential tax treatment. The provision for income taxes for the three months ended June 30, 2007 was zero as we did not conduct any operations under Dalian Fushi from the beginning of 2007.

Fushi International (Dalian) (formerly Dalian DPI) was incorporated in the PRC as an Foreign Invested Enterprise (“FIE”) and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Fushi International (Dalian) has located its factories in a special economic region in Dalian and is granted certain preferential treatments including a corporate income tax rate of 24%. In September 2005, Dalian DPI was approved as a wholly foreign owned enterprise. This economic region allows Fushi International (Dalian) a two-year income tax exemption for the years ended December 31, 2006 and 2007, and a 50% income tax reduction for the following three years ended December 31, 2008, 2009, and 2010.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, which will take effect as of January 1, 2008. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions. However, the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results. However, details regarding implementation of this new law are expected to be provided in the form of one or more implementing regulations to be promulgated by the PRC government, and the timing of the issuance of such implementing regulations is currently unclear.

Net Income

Net income for the second quarter of 2007 was $7.0 million, or 26.8% of net revenue, compared to $7.2 million, or 39.2% of net revenue, in the same period last year. The compressed net margin was due principally to i) a decline in the inventory gain from rising copper prices; ii) higher general and administrative expenses as a result of expansion initiatives and share-based compensation expense; iii) higher interest expense associated with senior notes issued in the Financing. Excluding non-cash charges for share-based compensation expense, the net margin would increase to 29.3%.

Basic and diluted earnings per share (EPS) for the second quarter of 2007 were $0.32 and $0.28, respectively, compared to $0.36 and $0.34, in the same period last year, respectively. Excluding share-based compensation expense, the earnings per share on a diluted basis would have been 0.30 for the second quarter of 2007. The weighted average shares outstanding used to calculate basic and diluted EPS were 21.5 million and 25.2 million, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
EARNINGS	30-Jun-07	30-Jun-06
Net income	$6,982,659	$7,186,208

BASIC
Income applicable to common shareholders	$6,982,659	$7,186,208
Basic weighted-average common stock outstanding	21,487,056	19,894,315
Basic earnings per share	$0.32	$0.36

DILUTED
Income applicable to common shareholders	$6,982,659	$7,186,208
Add: Interest expense for the Convertible Notes	$150,000
Adjusted income applicable to common shareholders	$7,132,659	$7,186,208

Basic weighted-average common stock outstanding	21,487,056	19,894,315
Effect of dilutive securities:*
Warrants	848,587	1,540,377
Assumed conversion of 3% Senior Secured	2,857,000
Convertible Notes due 2012
Diluted weighted-average common stocks outstanding	25,192,643	21,434,692
Diluted earnings per share	$0.28	$0.34

*Stock option grants are not included due to anti-dilutive effect.

Foreign Currency Translation Gains

In the three months ended June 30, 2007, the RMB steadily rose against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $2.1 million. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. See “Risk Factors- Risks Related to Doing Business in the PRC. - The fluctuation of the Renminbi may materially and adversely affect your investment.” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Materially all of our revenues and a majority of our expenses in the first six months of 2007 were denominated in RMB. Our Statements of Operations and Cash Flow were translated for the six months ended June 30, 2007 and 2006 at RMB1.00 to US $0.12970 (or US $1.00 to RMB7.71) and RMB1.00 to US $0.12422 (or US $1.00 to RMB8.05), and for the three months ended June 30, 2007 and 2006 were at RMB1.00 to US $ 0.13003 (US $1.00 to RMB7.69) and RMB1.00 to US $0.12468 (or US $1.00 to RMB8.02), respectively. Balance sheet amounts with the exception of equity at June 30, 2007 were translated at RMB1.00 to US $0.13157, or US $1.00 to RMB7.60. The equity accounts were stated at their historical rate.

SIX MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

Financial Highlights

	For the six months ended		Increase
	30-Jun-07	30-Jun-06	/(decrease)
Net Sales	$47,223,825	$32,925,164	43%
Gross Profit	17,337,293	13,403,951	29%
Operating Income	13,498,607	11,668,001	16%
Net Income	11,957,391	10,952,124	9%

Gross Margins	36.70%	40.70%
Net Margins	25.30%	33.30%

EPS- Basic	$0.57	$0.55	3.6%
EPS- Diluted	$0.49	$0.51	-3.9%

Net Sales

Sales revenue increased $14.3 million, or 43.4%, to $47.2 million for the six months ended June 30, 2007 from $32.9 million for the same period ended on June 30, 2006. This increase was principally attributable to increased product shipment and higher selling prices driven by higher copper prices, increased market demand for our products, and expanded capacity.

Gross Profit Margin

We achieved gross profit of $17.3 million for the six months ended June 30, 2007, up 29.3% from gross profit of approximately $13.4 million for the corresponding period in the prior year. The increase was principally due to a 27.6% volume increase as measured by tons shipped. Gross profit margin was 36.7%, down 4% from 40.7% as compared to the corresponding period in 2006. While the gross margin remained relatively unchanged comparing the first quarter of the two corresponding periods, the second quarter last year benefited more from a sharp increase in copper pricesas described above, resulting in better than normal gross margin in the second quarter of 2006 overall. However, the inventory gain in the second quarter of 2007 was lower than the gain in the corresponding period in 2006. The impact of lower copper price gain on the gross margin for the three months ended June 30, 2007 was partially offset by improved product mix towards more fine wire products which carry higher profitability. Fine wire volume shipped in the first half of 2007 represented 14.4% of total volume shipped, as compared to 6.9% in the corresponding period last year.

Operating Expenses

We incurred total operating expenses of $3.84 million, or 8.1% of net sales, for the six months ended June 30, 2007. This represented an increase of $2.1 million, or 121.1%, as compared to $1.7 million, or 5.3% of net sales for the six months ended June 30, 2006. As a percentage of net sales, selling expenses remained relatively unchanged at 0.8% and general and administrative expenses increased significantly from 4.5% to 7.3%. Although we benefited from economies of scale, the increase in operating expenses nevertheless outpaced revenue growth due to increased professional fees related to public company and non-cash share-based compensation expenses.

Net Income

Our net income was $12.0 million, or 25.3% of net sales, for the six months ended June 30, 2007, as compared to $11.0 million, or 33.3% of net sales, for the six months ended June 30, 2006. The increase reflected continued expansion in sales revenue levels, continued strong demand for our products as a result of high copper prices and sustained profitability.

Basic and diluted earnings per share (EPS) for the six months ended June 30, 2007, were $0.57 and $0.49, respectively, compared to $0.55 and $0.51, in the same period last year, respectively. Excluding share-based compensation expense, the earnings per share on a diluted basis would have been 0.54 for the six months ended June 30, 2007. The weighted average shares outstanding used to calculate basic and diluted EPS for the comparative periods were 21.1 million and 24.7 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private sales of equity securities, the Financing in which we placed high yield senior notes and convertible senior notes, bank loans and cash provided by operations. In addition, the warrants remaining outstanding of the 2,125,000 we sold as part of financings in December, 2005 became callable during the quarter ended June 30, 2007 because the trading price of our common stock exceeded $10.00 per share for 10 consecutive trading days. We took the necessary steps to call the remaining warrants And 1,549,038 warrants were subsequently exercised while 202,588 automatically expired by May 25, 2007. The aggregate proceeds received by us were approximately $6.8 million for the six months ended June 30, 2007.

As is customary in our industry, we provide payment terms to most of our customers that exceed terms that we receive from our suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations.

In summary, our cash flows were:

	For the Six Months Ended
	29-Jun-07	30-Jun-06
Net cash provided by (used in) operating activities	$6,331,245.31	$(4,813,245.00)
Net cash used in investing activities	(12,152,046)	(5,057,136)
Net cash provided by (used in) financing activities	58,665,167	9,257,033
Effect of exchange rate change on cash and cash equivalents	1,867,519	(966,386)
Net increase (decrease) in cash and cash equivalents	54,711,885	(1,579,734)
Cash and cash equivalents at beginning of period	20,493,551	6,163,670
Cash and cash equivalents at end of period	$75,205,436.26	$4,583,936.00

For the six months ended June 30, 2007, net cash provided by operating activities was $6.3 million. This was primarily attributable to our net income of $12.0 million, adjusted by an add-back of non-cash expenses primarily consisting of depreciation and amortization of $1.4 million and share-based compensation expense of $0.7 million, and a $6.9 million increase in working capital. Specifically, the working capital increase was primarily due to (i) a $2.2 million accounts receivable increase driven by revenue growth; (ii) a $2.1 million inventory increase, principally raw materials, to support planned expansion and sales growth; (iii) a $2.0 million increase in advance to suppliers, consisting primarily of prepayments for copper supplies in advance of shipment; and (iv) a $2.2 million increase in other payables and accrued liabilities.

For the six months ended June 30, 2007, net cash used in investing activities was $12.2 million, and was primarily attributable to $6.5 million capital expenditure on new equipment and machinery including $5.7 million advances for purchase of equipment.

For the six months ended June 30, 2007, net cash provided by financing activities was $58.7 million, and was primarily attributable to $56.4 million net proceeds from the high yield notes and convertible notes and $6.8 million proceeds from warrants exercised. We also rolled over maturing, short term working capital loans in the amount of $12.6 million and drew down $11.5 million from our existing credit line facilities to meet working capital needs. Maturities for the working capital financing range from three to six months. We intend to renew these loans when they become due.

As of June 30, 2007, we had cash and cash equivalents of $75.2 million, up $70.6 million from $4.6 million at June 30, 2006.

On January 24, 2007, in connection with the Financing, we entered into a Notes Purchase Agreements with Citadel Equity Fund Ltd and raised $60 million in gross proceeds through a hybrid financing, which consists of (i) $40 million Guaranteed Senior Floating Rate Notes due 2012 (the “HY Notes”) with an initial interest rate of LIBOR plus 7.0% subject to 140bps step down upon qualifying event and (ii) $20 million 3% Senior Secured Convertible Notes due 2012 (the “Convertible Notes”). We received $56.4 million in net proceeds after deducting placement agent commission and notes discount which are included in “Deferred Loan Expenses” in the accompanying consolidated balance sheets. The applicable fees and expenses are amortized over the respective lives of the HY Notes and the Convertible Notes on a straight-line basis over 5 years, respectively. Amortization was $329,096 for the six months ended June 30, 2007. In terms of use of proceeds, we intend to apply a substantial portion of the net proceeds from the financing to corporate expansion and general corporate purposes, including but not limited to, funding of working capital needs, purchase of new equipment to meet existing orders and to provide additional capacity for further expansion, and other general corporate purposes.

The HY Notes and Convertible Notes contain customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of additional debt, creation of liens, making restricted payments, paying dividends, maintenance of a maximum leverage ratio, maintenance of a fixed charge coverage ratio, and minimum net worth. We were in compliance with all of these requirements as of June 30, 2007.

For the remainder of 2007, as we accelerate expansion, we expect continued capital expenditures for maintaining and adding manufacturing equipment. We also anticipate that our working capital requirements may increase during the balance of 2007 as a result of continued increases in sales and potential increases in the price of copper. We believe that our existing cash, cash equivalents and cash flows from operations, proceeds from the HY Notes and Convertible Notes and proceeds from warrant exercise, combined with availability under our revolving credit facility, will be sufficient to meet our present anticipated future cash needs. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

We are exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2007 and did not employ any commodity price derivatives during the quarter then ended.

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

We recognized a foreign currency translation adjustment of approximately $2.1 million and $3.0 million, for the three months and six months ended June 30, 2007, respectively.

Interest Rate Risk

We are primarily exposed to interest rate risk arising from 6 months LIBOR rate on which the interest rate for our HY Notes is based. If there was a hypothetical 1% change in 6-month LIBOR interest rate, the net impact to earnings and cash flows would be approximately $0.4 million on annualized basis.

In order to mitigate our exposure to volatility in interest rates and foreign currency exchange rates associated with the Guaranteed Senior Secured Floating Rate Notes due 2012 (2012 Note), on April 10, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) . The Swap, with a notional principal value of $40 million, converts the LIBOR + 7% per annum USD variable interest rate to a 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. The Company uses this derivative instrument only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

The fair value of the Swap is determined with the assistance of third party provided calculations which reflect the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. For the six months ended June 30, 2007, changes in fair value of the Swap designated and effective as cash flow hedge resulted in an increase in the liability and a loss to other comprehensive income of $871,519, net of taxes. As of June 30, 2007, the Company had cross currency hedge receivable amounting to $802,523, which was recorded as a gain from derivative transactions and subsequently received in July 2007 from MLCS.

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

Inflation

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China, the change in Consumer Price Index in China was 3.9%, 1.8% and 1.5% in 2004, 2005 and 2006, respectively.

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

PART II

Item 4.  Submission of Matters to a Vote of Security Holders

On Wednesday, July 25, 2007 at 10:00 a.m., we held an Annual Meeting of Stockholders (“Annual Meeting”) at our executive offices.

The purpose of the Annual Meeting was:

1.	To elect five members to our Board of Director to serve until their respective successors are elected and qualified; and

2.	To ratify and approve Moore Stephens Wurth Frazer and Torbet, LLP, as our independent public accountants, to audit our financial statements for the fiscal ending December 31, 2007.

The five nominated directors were elected and Moore Stephens Wurth Frazer and Torbet, LLP was ratified and approved as out independent auditor.

Below is a breakdown of the votes cast in respect of the proposals:

Proposals for:	For	Against	Withheld	Abstentions
Li Fu as our director	15,913,609	—	—	—
Mathus Yue Yang as our director	15,913,609	—	—	—
Barry Raeburn as our director	15,913,609	—	—	—
Jiping Hua as our director	15,913,609	—	—	—
Feng Bai as our director	15,913,609	—	—	—

Moore Stephens Wurth Frazer and Torbet LLP as our independent public accountant	15,913,609	—	—	—

Item 6. Exhibits

(a) Exhibits

31.1 – Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

FUSHI INTERNATIONAL, INC.

Date: August 14, 2007	BY:	/s/ Wenbing Chris Wang
Wenbing Chris Wang
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.