Form 10-Q
period 2007-09-30
FUSHI INTERNATIONAL INC
filed 2007-11-14
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2007.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

COMMISSION FILE NUMBER: 0-19276

Fushi International, Inc.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	13-3140715
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION	(I.R.S. EMPLOYER IDENFIFICATION NO.)

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

The number of shares of Common Stock of the Registrant, par value $.006 per share, outstanding on November 12, 2007, was 25,168,223.

Transitional Small business Disclosure Format (Check one): Yes ☐; No ☐.

FUSHI INTERNATIONAL, INC.
INDEX TO SEPTEMBER 30, 2007 FORM 10-Q

Page
Part I - Financial Information	2

Item 1 - Financial Statements	2

Consolidated Balance Sheets as of September 30, 2007 (unaudited)	2
and December 31, 2006

Consolidated Statements of Income and Other Comprehensive Income for	3
the three months and nine months ended September 30, 2007 and 2006 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September	4
30, 2007 and 2006 (unaudited)

Notes to the Consolidated Financial Statements (unaudited)	5

Item 2 Management's Discussion and Analysis of Results of	30
Operations and Financial Condition

Item 3 Quantitative and Qualitative Disclosure about Market Risk	42

Item 4 Controls and Procedures	44

Item 6 Exhibits	44

Signature Page	45

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	September 30,	December 31,
	2007	2006
	(Unaudited)
A S S E T S
CURRENT ASSETS:
Cash	$46,032,832	$20,493,551
Accounts receivable, trade	12,869,254	7,042,408
Inventories	12,988,190	7,403,116
Notes receivables	106,720	-
Other receivables and prepaid expenses	1,834,819	497,380
Advances to suppliers	9,246,772	3,390,917
Cross currency hedge receivable	286,245	-
Total current assets	83,364,832	38,827,372

PLANT AND EQUIPMENT, net	55,896,662	47,256,475

OTHER ASSETS:
Prepayment on land use right	4,196,583	-
Investment deposit	3,000,000	-
Advances to suppliers, noncurrent	31,012,693	4,559,357
Intangible asset, net of accumulated amortization	5,564,471	5,518,931
Deferred loan expense	3,123,496	-
Total other assets	46,897,243	10,078,288

Total assets	$186,158,737	$96,162,135

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable, trade	$1,038,447	$1,055,684
Liquidated damage payable	-	1,466,250
Other payables and accrued liabilities	898,780	321,276
Customer deposits	349,557	531,065
Taxes payable	840,863	982,345
Short term bank loans	11,872,600	12,504,135
Current portion of long term bank loans	10,672,000	-
Loan from shareholder	-	3,911,256
Total current liabilities	25,672,247	20,772,011

LONG TERM LIABILITIES:
Long term bank loans, net of current portion	-	10,256,000
Notes Payable	60,000,000	-
Fair value of derivative instrument	4,610,090	-
Total liabilities	90,282,337	31,028,011

SHAREHOLDERS' EQUITY:
Preferred stock,$0.001 par value, 5,000,000 shares authorized, no outstanding as of September 30, 2007 and December 31, 2006.	-	-
Common stock,$0.006 par value, 100,000,000 shares authorized, 22,382,223 and 20,046,162 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively.	134,294	120,277
Additional paid in capital	40,811,997	29,364,955
Deferred stock option compensation	(1,566,383)	-
Statutory reserves	7,184,454	4,452,467
Retained earnings	45,955,432	28,496,702
Accumulated other comprehensive income	3,356,606	2,699,723
Total shareholders' equity	95,876,400	65,134,124

Total liabilities and shareholders' equity	$186,158,737	$96,162,135

The accompanying notes are an integral part of this statement

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUES	$32,014,592	$12,956,092	$79,238,417	$45,881,256

COST OF GOODS SOLD	21,481,175	8,955,882	51,367,707	28,477,095

GROSS PROFIT	10,533,417	4,000,210	27,870,710	17,404,161

OPERATING EXPENSE
Selling expenses	189,625	152,045	558,735	401,294
General and administrative expenses	1,609,612	775,459	5,079,188	2,262,160
Total operating expense	1,799,237	927,504	5,637,923	2,663,454

INCOME FROM OPERATIONS	8,734,180	3,072,706	22,232,787	14,740,707

OTHER INCOME (EXPENSE)
Interest income	565,383	30,344	1,074,837	42,775
Interest expense	(1,361,261)	(318,608)	(4,309,376)	(832,172)
Gain on derivative instrument	286,245	-	1,088,768	-
Other income	14,077	236,002	188,693	556,724
Other expense	(5,298)	(119,302)	(84,992)	(258,152)
Registration rights penalty	-	(1,466,250)	-	(1,466,250)
Total other expense	(500,854)	(1,637,814)	(2,042,070)	(1,957,075)

INCOME BEFORE INCOME TAXES	8,233,326	1,434,892	20,190,717	12,783,632

PROVISION FOR INCOME TAXES	-	-	-	396,553

NET INCOME	8,233,326	1,434,892	20,190,717	12,387,079

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,250,423	629,327	5,266,973	1,107,923
Change in fair value of derivative instrument	(3,738,571)	-	(4,610,090)	-

COMPREHENSIVE INCOME	$6,745,178	$2,064,219	$20,847,600	$13,495,002

BASIC
Earnings per share	$0.37	$0.07	$0.94	$0.62
Weighted average number of shares	22,263,618	19,932,129	21,422,610	19,907,105

DILUTED
Earnings per share	$0.33	$0.06	$0.85	$0.55
Weighted average number of shares	25,454,871	22,761,228	24,335,426	22,612,369

The accompanying notes are an integral part of this statement

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,190,717	$12,387,079
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	2,029,646	1,545,520
Amortization of intangibles	174,627	167,062
Amortization of loan commission	491,178	-
Amortization of stock option compensation	887,080	-
Gain on derivative instrument	(1,088,768)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,426,757)	(1,323,834)
Inventories	(5,175,451)	(1,879,011)
Other receivables and prepayments	(1,306,764)	(3,300,663)
Due from related parties	-	3,352,072
Notes receivables	(104,512)	-
Advance to suppliers	(5,600,003)	-
Accounts payable	(58,813)	(783,559)
Other payables and accrued liabilities	570,231	(481,156)
Customer deposits	(198,848)	423,141
Taxes payable	(177,576)	(3,158,993)
Liquidated damage payable	-	1,466,250
Net cash provided by operating activities	5,205,987	8,413,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for Investment deposit	(3,000,000)	-
Proceeds from derivative instrument	802,523	-
Advance for purchase of land use right	(4,109,757)	-
Purchase of property and equipment	(8,613,889)	(9,286,833)
Advances for purchase of equipment	(25,724,917)	-
Net cash used in investing activities	(40,646,040)	(9,286,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	-	4,450,000
Repayment to shareholders	(3,985,698)	-
Proceeds from bank loans	11,546,600	18,259,578
Payments on bank loans	(12,507,240)	(13,747,800)
Net proceeds from convertible notes	56,400,000	-
Proceeds from exercise of stock warrants	7,541,346	15,800
Net cash provided by financing activities	58,995,008	8,977,578

EFFECT OF EXCHANGE RATE ON CASH	1,984,326	680,276

INCREASE IN CASH	25,539,281	8,784,929

CASH, beginning of period	20,493,551	6,163,670

CASH, end of period	$46,032,832	$14,948,599

The accompanying notes are an integral part of this statement

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

DPI is engaged in the manufacturing and selling of copper clad aluminum and steel wire, both of which are bimetallic composite wire products that are principally used for network signal transmission cable, cable television wire and other applications. Dalian DPI commenced business on December 28, 2005. Dalian Fushi Bimetallic Manufacturing Company Limited (“Dalian Fushi”) is a 100% variable interest, non-operating entity of the Company. The business activities of Dalian Fushi were the same as those of Dalian DPI.

DPI and Dalian DPI changed their names to Fushi Holdings, Inc. (“Fushi Holdings”) and Fushi International (Dalian) Bimetallic Cable Co., Ltd (Fushi International (Dalian)) on November 29, 2006 and December 26, 2006, respectively.

Fushi International, Fushi Holdings, Fushi International (Dalian) and Dalian Fushi are hereinafter referred to as “the Company”.

Note 2 – Summary of significant accounting policies

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
SEPTEMBER 30, 2007
(UNAUDITED)

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

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

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

Revenue recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectibility is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $358,597 and $286,759 for the nine months ended September 30, 2007 and 2006, respectively, and $85,804 and $92,154 for the three months ended September 30, 2007 and 2006, respectively.

Advertising costs

Advertising costs for the nine months ended September 30, 2007 and 2006 were $84,056 and $10,780 respectively, and for the three months ended September 30, 2007 and 2006 were $61,133 and $2,451, respectively. These costs are expensed as incurred.

Other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of Fushi International and Fushi Holdings is the US dollar. The functional currency of Fushi International (Dalian) and Dalian Fushi is Renminbi (RMB).

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $3,356,606 and $2,699,723 as of September 30, 2007 and December 31, 2006, respectively. Assets and liabilities at September 30, 2007 and December 31, 2006 were translated at 7.50 and 7.80 RMB to $1.00 USD, respectively. The average translation rates applied to income statement accounts and statement of cash flows for the nine months ended September 30, 2007 and 2006 were 7.65 and 8.00 RMB to $1.00 USD, and for the three months ended September 30, 2007 and 2006 were 7.57 and 7.98 respectively. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of risks

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and the United States. Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2007 and December 31, 2006, the Company had deposits in excess of federally insured limits total of $45,806,653.57 and $20,195,702, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Five major customers accounted for 28% and 30% of the sales for the nine months ended September 30, 2007 and 2006, respectively and for 27% and 30%f of the sales for the three months ended September 30, 2007 and 2006, respectively. Total receivable balance due from these customers at September 30, 2007 and December 31, 2006 amounted to $3,189,494 and $3,978,701, respectively.

Five major suppliers provided approximately 96% and 94% of the Company’s purchases of raw materials for the nine months ended September 30, 2007 and 2006, respectively, and approximately 95% and 94% of the purchases for the three months ended September 30, 2007 and 2006, respectively. Advances to these vendors amounted to $9,877,729 and $4,314,271 at September 30, 2007 and December 31, 2006, respectively.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. At September 30, 2007, management concluded no reserves were necessary. The Company had accounts receivable of $12,869,254 and $7,042,408 as of September 30, 2007 and December 31, 2006, respectively.

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

The Company reviews its inventory regularly for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of September 30, 2007, the Company determined that no reserves are necessary.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Fair value of financial instruments

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

Derivative Instrument

The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires the derivative to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value effective portion is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction effects earnings.

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. As of September 30, 2007, the fair value of the derivative instrument amounted to $4,610,090.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. The Company borrowed $10,672,000 to fund additions to the plant. Interest capitalized as of September 30, 2007 and December 31, 2006 amounted to $482,085 and $282,641, respectively.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2007, there were no impairments of its long-lived assets.

Intangible assets

Intangible assets consist of land use rights and patents. The Company amortizes the land use rights on a straight line basis over 50 years and patents over 7-15 years.

The Company evaluates intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of September 30, 2007, no impairment of intangible assets had been incurred.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Research and development costs are recorded in selling and general and administrative expenses. Research and development costs were $105,810 and $140,788 for the nine months ended September 30, 2007 and 2006, respectively, and amounted to $ 48,798 and $56,192 for the three months ended September 30, 2007 and 2006, respectively.

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

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. There are no deferred tax amounts at September 30, 2007.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Additional product sales information

The Company’s revenues by geographic area, namely the Chinese domestic market and international market, are as follows:

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Domestic China	$31,838,291	$12,361,267	$77,769,677	$44,388,962
Other foreign countries	176,301	594,825	1,468,740	1,492,294
Total sales	$32,014,592	$12,956,092	$79,238,417	$45,881,256

Note 4 – Inventories

Inventories consisted of the following:

	September 30, 2007 (Unaudited)	December 31, 2006
Raw materials	$11,122,229	$5,380,640
Work in process	1,246,715	242,350
Finished goods	339,592	1,736,507
Packaging materials	20,274	14,727
Semi finished goods	259,380	28,892
Totals	$12,988,190	$7,403,116

Note 5 – Plant and equipment

Plant and equipment consisted of the following:

	September 30, 2007 (Unaudited)	December 31, 2006
Buildings and improvements	$29,690,287	$18,809,588
Transportation equipment	3,657,681	2,559,806
Machinery	10,640,480	8,814,271
Equipments	502,274	415,083
Construction in progress	19,152,338	22,110,429
Totals	63,643,060	52,709,177
Less accumulated depreciation	(7,746,398)	(5,452,702)
Totals	$55,896,662	$47,256,475

Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $2,029,646 and $1,545,520, and for the three months ended September 30, 2007 and 2006 amounted to $1,092,690 and $500,329, respectively.

A total of $482,085 has been capitalized into construction in progress as of September 30, 2007.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 6 – Advances to suppliers

Advances on inventory purchases are monies deposited or advanced to outside vendors on future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchases on a timely basis. The advances to suppliers were $9,246,772 and $3,390,917 for inventory and $31,012,693 and $4,559,357 for equipment purchases as of September 30, 2007 and December 31, 2006, respectively.

Note 7 – Intangible assets

Intangible assets consisted of the following:

	September 30, 2007 (Unaudited)	December 31, 2006
Patents	$1,438,052	$1,381,996
Land use rights	5,343,871	5,135,564
	6,781,923	6,517,560
Less: accumulated amortization	(1,217,452)	(998,629)
Total	$5,564,471	$5,518,931

Amortization expense for the nine months ended September 30, 2007 and 2006 amounted to $ 174,627 and $167,062, and for the three months ended September 30, 2007 and 2006 amounted to $59,020 and $55,999, respectively.

Note 8 – Income taxes

Under the existing Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. For enterprise that qualifies as a "new or high-technology enterprise" or a “Foreign Invested Enterprise (“FIE”) located in the old town of an inshore open city, it subject to an income tax rate of 24%.

In addition, if the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

The Company’s wholly owned subsidiary, Fushi International (Dalian), is a foreign limited liability company and located in the old town of an inshore open city. The Company has income tax exemption for the years ended December 31, 2006 and 2007 and 50% income tax reduction for the years ended December 31, 2008, 2009 and 2010.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a "new or high-technology enterprise" who is allowed a two year income tax exemption beginning in 2002, the first year after they became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. Dalian Fushi has incurred operation loss for the nine months ended September 30, 2007. No provision for income taxes were taken for the nine months ended September 30, 2007 and 2006

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended:

	September 30, 2007 (Unaudited)	September 30, 2006 (Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(33.0)	(18.0)
Total provision for income taxes	-%	15.0%

The estimated tax savings for the nine months ended September 30, 2007 and 2006 amounted to $9,015,557 and $543,991, respectively, and amounted to $3,537,439 and $0 for the three months ended September 30, 2007 and 2006. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.94 to $0.52 and $0.62 to $0.59 for the nine months ended September 30, 2007 and 2006, respectively, and would decrease basic earnings for share from $0.37 to $0.21 and $0.07 to $0.07 for the three months ended September 30, 2007 and 2006, respectively.

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

Fushi International, Inc. and Fushi Holdings were incorporated in the United States and have incurred net operating losses for income tax purposes the nine months ended September 30, 2007. The net operating loss carry forwards for United States income taxes amounted to $2,725,893 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’ limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at September 30, 2007 was $1,284,185. Management will review this valuation allowance periodically and make adjustments as warranted.

Value Added Tax

VAT on sales and VAT on purchases amounted to $13,291,003 and $8,995,172 for the nine months ended September 30, 2007and $6,937,964 and $6,339,799 for the nine months ended September 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Taxes payable consisted of the following:

	September 30, 2007 (Unaudited)	December 31, 2006
VAT	$840,863	$607,968
Others	-	374,377
Total taxes payable	$840,863	$982,345

Note 9 - Loan from shareholder

In September 2006, one of the Company's shareholders advanced $4,450,000 to the Company for operations. The balance as of September 30, 2007 and December 31, 2006 was $0, and $3,911,256, respectively. This loan was non-interest bearing, unsecured and fully paid off by the Company during the third quarter of 2007.

Note 10 - Liquidated damage payable

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

The Company accrued $1,466,250 as liquidated damages payable and expensed that amount in the year ended December 31, 2006. This amount accrued is based on the penalties due between May 14, 2006 through August 2, 2006 and it is valued at $5.75 per share, the highest bid on August 2, 2006, the date of the registration statement was declared effective. In January 2007, the Company issued 255,000 shares of common stock to the investors as payment for the liquidated damages.

Note 11 - Short term bank loans

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	September 30, 2007	December 31, 2006
	(Unaudited)
Dalian Commercial Bank Sahekou Branch, due May 15, 2007 annual interest at 6.338%, secured by the Company’s land use right and building.	$-	$974,320

Bank of China Dalian Xinhaiwan Branch, due March 11, 2007 annual interest at 5.94%, secured by the Company’s land use right and building.	-	3,846,000

Bank of China Dalian Xinhaiwan Branch, due February 22, 2007 annual interest at 6.547%, secured by the Company’s land use right and building.	-	2,564,000

Bank of China Dalian Xinhaiwan Branch,due March 27, 2007 annual interest at 6.547%, secured by the Company’s land use right and building	-	2,179,400

Bank of China Dalian Xinhaiwan Branch, due April 21, 2007 annual interest at 6.732%, secured by the Company’s land use right and building.	-	2,820,400

ShenZhen Development Bank, Dalian Branch various due dates and interest rates, secured by export letter of credits.	-	120,015

Bank of China Dalian Xinhaiwan Branch, due October 8, 2007 annual interest at 6.732%, secured by the Company’s land use right and building.	4,002,000	-

Bank of China Dalian Xinhaiwan Branch due December 19, 2007 annual interest at 7.029%, secured by the Company’s land use right and building.	2,321,160	-

Bank of China, Xinghaiwan Branch, due March 28, 2008, annual interest at 7.227%, secured by the Company’s land use right and building.	2,614,640	-

Bank of China, Xinghaiwan Branch, due February 15, 2008, annual interest at 7.029%, secured by the Company’s land use right and building.	2,934,800
Total	$11,872,600	$12,504,135

Total interest expense on the short term loans for the nine months ended September 30, 2007 and 2006 amounted to $884,942 and $745,762, respectively, and for the three months ended September 30, 2007 and 2006 amounted to $349,355 and $312,913, respectively.

Note 12 – Long term bank loans

Long term debts are loans borrowed from banks which are mainly used for the purpose of purchasing additions to the plant and equipment and consisted of the following at:

	September 30, 2007	December 31, 2006
	(Unaudited)
ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%, secured by the Company’s land use right and building	$5,336,000	$5,128,000
ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%, secured by the Company’s land use right and building	5,336,000	5,128,000
Minus : current maturities	(10,672,000)	-
Long term debt - less current maturities	$-	$10,256,000

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Interest incurred on the long term loans for the nine months ended September 30, 2007 and 2006 was $434,587 and $415,758. Interest for the three months ended September 30, 2007 and 2006 was 147,420 and 139,875. At September 30, 2007, these two bank loans are due within one year and were reclassified as current liabilities.

Note 13 – Long term notes payable

On January 24, 2007, the Company and Citadel Equity Fund Ltd. ("Citadel") entered into a Notes Purchase Agreement. On January 29, 2007, the Company closed a $60 million financing with Citadel.  In this transaction, Citadel purchased (i) floating rate $40 million principal amount (less 3% Notes Discount and 4% commission for proceeds of $37,200,000) of guaranteed senior secured floating rate notes (“HY Notes”) due 2012 and (ii) $20 million principal amount (less 4% commission for proceeds of $19,200,000) of the Company’s 3% senior secured convertible notes (“Convertible Notes”) due 2012, which are convertible into shares of the Company's common stock at an initial conversion price of $7.00 per share. The HY Notes and Convertible Notes are secured by the shares of the Company's wholly-owned subsidiary, FHI. Citadel was also granted certain corporate governance rights over the Company and its subsidiaries.  The floating rate notes bear interest at LIBOR (approximately 5.3% at September 30, 2007) + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007. The interest on the variable and fixed rate notes are payable semi-annually in arrears in January and July. See below for discussion of swap agreement changing variable interest to 8.3% fixed.

Management completed its review of the accounting for the transactions and has concluded that the conversion option does not qualify as an embedded derivative under FAS 133 nor does it qualify for beneficial conversion treatment under EITF 98-5 and 00-27.

Neither the Notes nor the Common Stock issuable upon conversion of the Convertible Notes have been registered under the U.S. Securities Act of 1933, as amended, nor is the Company obligated to register them.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The HY Notes and the Convertible Notes were issued pursuant to indentures, each dated January 25, 2007 (the “HY Indenture” and “CB Indenture”, respectively, and together, the "Indentures") among the Company, the FHI, as guarantor, and The Bank of New York, as trustee for the Notes. Pursuant to the Indentures, FHI has agreed, and all of the Company's other existing and future domestic subsidiaries are obligated, to guarantee, on a senior secured basis, to the holders of the Notes and the trustee the payment and performance of the Company's obligations there under.

Additionally, if there is no NASDAQ listing by the eighteenth month from the issue date of the Notes, the Company must pay liquidated damage in the amount of 3.3% of the principal amount of the Notes. The Company’s shares of common stock commenced trading on the Nasdaq Global Market on August 31, 2007. Additional Interest of 3% will be applied if no Qualifying IPO has occurred on or before July 24, 2008.

The indenture, notes purchase agreement and investor rights agreement related to the Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of its subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, the Company is required to comply with certain financial covenants, including maintenance of a fixed charge coverage ratio of at least 2.0 and maintenance of a leverage ratio not exceeding 5.5. Management believes the Company was in compliance with all of these covenants as of September 30, 2007.

As of September 30, 2007, the Company has a total of $60,000,000 long term notes payable outstanding. Deferred commission amounted to $3,123,496 and interest expense for the nine and three months ended September 30, 2007 amounted to $491,178 and $162,082, respectively.

Note 14 – Derivative instrument

The Company's operations are exposed to a variety of global market risks, including the effect of changing interest rates. This exposure is managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and dose not invest in derivative instruments for speculative purposes.

On April 10, 2007, effective January 24, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $3,000,000 if the exchange rate for RMB to USD falls below 6.5, and to $5,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge. As of September 30, 2007, the Company has not placed the $1,000,000 deposit with MLCS.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Since its effective date, the fair value of this swap agreement changed to a payable of $452,632 on March 31, 2007, $871,519 on June 30, 2007, and $4,610,090 on September 30, 2007 respectively. For the nine months ended September 30, 2007, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $4,610,090, net of taxes. On July 24, 2007, the first interest payment date, the Company received cash in the amount of $802,523 from MLCS, which was recorded as a gain from derivative transactions. As of September 30, 2007, the Company had cross currency hedge receivable amounting to $286,245. For nine months ended September 30, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

Note 15 – Investment

On July 18, 2007, the Company, Copperweld Bimetallics, Inc. and David S. Jones entered into a non-binding Memorandum of Understanding. Pursuant to the Memorandum of Understanding and certain agreements signed, Fushi extended secured bridge funding to Copperweld Bimetallics, Inc, in an amount of three million dollars.

On September 25, 2007, the Company entered into a LLC Membership Interest Purchase Agreement (the “Purchase Agreement”) with David S. Jones (the “Seller”), pursuant to which the Company agreed to purchase all of the issued and outstanding membership interests of Copperweld Holdings, LLC (“Copperweld”), the sole member of Copperweld Bimetallics, LLC, and all of the issued and outstanding membership interests of International Manufacturing Equipment Suppliers, LLC. The transaction is valued at $22.5 Million, including the assumption of debt and is subject to adjustment based upon Copperweld’s net working capital at closing.

A portion of the purchase price will be deposited in escrow at closing to secure the indemnification obligations of the Seller. The Purchase Agreement also contains customary representations, warranties and covenants.

The Company subsequently completed the transaction on October 29, 2007.

Note 16 – Supplemental disclosure of cash flow information

Income taxes paid amounted to $0 and $4,044,883 for the nine months ended September 30, 2007 and 2006, respectively. Interest paid for the nine months ended September 30, 2007 and 2006 amounted to $3,860,845 and $1,049,037, respectively.

784,575 shares of Series A preferred stock and 216,000 shares of Series B preferred stock were converted into 19,818,718 shares of common stock during 2006.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

On January 5, 2007, the Company has issued 255,000 shares of common stock in payment of liquated damage payable as disclosed in note 10.

In January 2007 $3.6 million in loan commissions and discount was netted against $60 million in loan proceeds.

On May 21, 2007 and June 17, 2007, 500,000 and 150,000 options were granted to executives and directors in exchange for two year services, respectively.

Note 17 – Accumulated other comprehensive income

The components of accumulated other comprehensive income as follows:

Accumulated other comprehensive income:	Amount
Balance at December 31, 2005	$775,895
Foreign currency translation gain	1,923,828
Balance at December 31, 2006	2,699,723
Foreign currency translation gain	5,266,973
Fair value of cross currency hedge on March 30, 2007	(452,632)
Change in fair value of derivative instrument	(4,157,458)
Balance at September 30, 2007	$3,356,606

Note 18 - Earnings per share

The following demonstrates the calculation for earnings per share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Net income for basic earnings per share	$8,233,326	$1,434,892	$20,190,717	$12,387,079
Add: Interest expense for convertible note	150,000	-	400,000	-
Net income for diluted earnings per share	$8,383,326	$1,434,892	$20,590,717	$12,387,079

Weighted average shares used in basic computation	22,263,618	19,932,129	21,422,610	19,907,105
Diluted effect of warrants and convertible note	3,191,253	2,829,099	2,912,816	2,705,264
Weighted average shares used in diluted computation	25,454,871	22,761,228	24,335,426	22,612,369

Earnings per share
Basic	$0.37	$0.07	$0.94	$0.62
Diluted	$0.33	$0.06	$0.85	$0.55

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

All warrants have been included in the diluted earnings per share calculation. The $20,000,000 of the Company’s 3% senior secured convertible notes at a conversion price of $7 has been included in the diluted earnings per share calculation.

Note 19 - Shareholders' Equity

(A)	Reverse stock split

On January 30, 2006, the Company effected a 245.27:1 reverse stock split.  All share and per share amounts have been retroactively restated throughout these financial statements to reflect the effect of the reverse split.

(B)	Series A and Series B Convertible Preferred Stock

The Series A and Series B Convertible Preferred Stock (“Series A and B Stock”) were automatically converted into common stock upon the effectiveness of the reverse split on January 30, 2006 under the certificates of designation for Series A and B Stock.

(C)	Following the reverse stock split and as of December 2006, the Company had outstanding:

(1)	20,046,162 shares of common stock, par value $.006.
(2)	Warrants purchasing 2,056,015 shares of common stock at an exercise price of $3.67 per share, expire December 2010.
(3)	Warrants purchasing 424,929 shares of common stock with exercise prices of $3.11 per share, expires December 2011.

(D)	During the nine months of 2007, the following activities were recorded :

(1)	255,000 shares of common stock at $0.006 par value were issued pursuant to liquidated damage payable that was recorded in 2006.

(2)
2,056,015 shares of warrants were exercised for common stock. The warrants were initially issued on January 30, 2006 and were each exercisable for one share of the Company’s common stock at $3.67 per share. As of September 30, 2007, all warrants with exercise price of $3.67 were exercised.

(3)
3,739 shares of warrants were exercised for common stock. The warrants were initially issued on January 30, 2006 and were each exercisable for one share of the Company’s common stock at $3.11per share.

The Company has 421,190, warrants exercisable at $3.11 outstanding as of September 30, 2007 and the following is a summary of the warrant activities:

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted- Average Exercise Price	Average Remaining Contractual Life
Balance at January 1, 2006	2,629,929	2,629,929	$3.47	5.11 years
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	148,985	148,985	$1.70	-
Balance at December 31, 2006	2,480,944	2,480,944	$3.58	4.12 years
Granted	-	-	-
Forfeited	-	-	-
Exercised	(2,059,754)	(2,059,754)	$3.67
Balance at September 30, 2007	421,190	421,190	$3.11	3.46 years

Note 20 – Stock options based compensation

On May 21 and June 7, 2007, the Company issued 500,000 and 150,000 options to four executives and three independent directors, respectively, for a service period of two years starting from the grant date. The vesting period is two years.

The fair values of stock options granted to the executives and the independent directors were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected Life	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Executives	2.0 yrs	50%	0%	4.57%	$3.81
Independent Directors	2.0yrs	50%	0%	4.57%	$3.64

-   Although historical volatility is generally useful in estimating expected volatility, the Company’s share price exhibited abnormal level of volatility (133%) from January 30, 2006, the first day of trade after completing reverse stock split, to June 29, 2007.  After the reverse split, the shares were thinly traded, creating extremely volatile price movements.  By contrast, for the 180 days up-to June 29, 2007, the Company’s trading volume increased and the share price appears to have stabilized.  Therefore, the Company estimated its expected volatility for the granted stock options on the 180-day historical volatility, which is 44.75%, and added additional minor volatility for planned expansion of activities over the next two years, to result in the expected volatility of 50% used in the calculation.

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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

The 500,000 executive options and 150,000 director options had fair value of approximately $1,906,957 and $546,506 respectively. The Company recognized $887,080 of compensation in general and administrative expenses for the nine months ended September 30, 2007.

 As of September 30, 2007, the total compensation cost related to stock options not yet recognized was $1,566,383 and will be recognized over the weighted average life of 2 years.

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2006	-	-	-
Granted	650,000	$12.17	-
Forfeited	-	-	-
Exercised	-	-	-
Balance at September 30, 2007	650,000	$12.17	$1,155,000

Following is a summary of the status of options outstanding at September 30, 2007:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	500,000	1.64 years	$12.30	183,335	$12.30
$11.75	150,000	1.71years	$11.75	51,561	$11.75
Total	650,000			234,896

Note 21 – Statutory reserves
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

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the nine months ended September 30, 2007 the Company transferred $2,731,987 representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve.
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

Note 22 – Employee pension

The employee pension in the Company generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $21,473 contributions of employment benefits, including pension in the period ended September 30, 2007. The Company made $20,375 in contributions of employment benefits, including pension in the period ended September 30, 2006.

Note 23 – Commitments and contingencies

On September 19, 2006, the Company has been named a defendant in a pending litigation that was filed at the China International Economic and Trade Arbitration Commission over a disputed investment consulting agreement. The damage claimed amounts to $420,000 for past due commission. The Company claimed that the plaintiff did not render services as stipulated in the agreement. During the third quarter of 2007, the Company resolved the litigation by an one time payment of $200,000 as final settlement to the arbitration.

On December 11, 2006, the Company has been named a defendant of an action filed in a United States District Court related to a disputed contract agreement. The Company believes the claim is without merit and does not anticipate any negative outcome of this case.

As discussed in Note 14, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for RMB to US Dollars drops below certain levels, the Company will be required to deposit up to $5,000,000. As of September 30, 2007, the Company has not deposited the $1,000,000 with MLCS to secure the agreement.

FUSHI INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 24 – Subsequent Events

On September 25, 2007, the Company entered into a purchase agreement to purchase all of the issued and outstanding membership interests of Copperweld Holdings and all of the issued and outstanding membership interest of International Manufacturing Equipment Suppliers, LLC as discussed in Note 15. The transaction is valued at $22.5 Million and includes assumption of debt clauses subject to adjustment. The transactions was completed on October 29, 2007.

On October 26, 2007, the Company entered into a Security Purchase Agreement with a number of institutional investors (“the “Investors”) providing for the sale to the Investors of up to an aggregate of 2,786,000 shares of the Company’s common stock for an aggregate purchase price of up to $39,004,000 (or $14 per share) (the “Financing”). On October 30, 2007, the Company closed the Financing..

Item 1A. RISK FACTORS.

The following risk factors relating to the acquisition of Copperweld Bimetallics, LLC are in addition to those previously disclosed by us. The risk factors include but are not limited to:

The anticipated benefits of the Copperweld transaction may not be realized.

We entered into the Copperweld acquisition agreement with the expectation that the acquisition will result in a number of benefits to us including, among other things:

•	enhanced revenues;
•	broader product offering;
•	significant savings on capital expenditures;
•	expansion of our global distribution and manufacturing capabilities;
•	operational improvements;
•	production rationalization; and
•	diversification of our customer base.

Achieving the anticipated benefits of the Copperweld acquisition is subject to a number of uncertainties, including,

•	whether we can successfully integrate our business with Copperweld's business in an efficient and effective manner;
•	the reaction of our existing or potential competitors to the transaction; and
•	general competitive factors in the marketplace.

Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially impact our business, financial condition and operating results.

The anticipated synergies and cost savings of the Copperweld transaction may not be realized.

The success of the combined company after the Copperweld acquisition will depend, in part, on our ability to realize the anticipated growth opportunities, cost savings, production rationalization, profitability enhancement, streamlining overheads and operating structure to optimize efficiency, building upon best practices in technology and manufacturing, reassessment of the inventory and supplier base to insure the availability of products at competitive prices. We cannot provide any assurance that these anticipated synergies and cost savings can be achieved in the amounts or during the periods expected. Further, we cannot provide any assurance that these actions can be completed without disruption to our business, that they can be completed in a short period of time or that anticipated improvements in operating performance can be achieved.

There may be difficulty integrating Fushi's and Copperweld's businesses and substantial costs may be incurred in connection with the integration.

Achieving the anticipated benefits of the Copperweld acquisition will depend on the successful integration of Fushi’s and Copperweld's products, services, operations, personnel, technology and facilities in a timely and efficient manner. Although neither Fushi nor Copperweld anticipates material difficulties in connection with such integration, the possibility exists that such difficulties could be experienced in connection with the acquisition, especially given the cultural difference, time zone difference, and language difference. The time and expense associated with converting the businesses of Fushi and Copperweld to a common platform may exceed our expectations and limit or delay the intended benefits of the transaction. Similarly, the process of reallocating machinery and capacity, combining sales, marketing and manufacturing forces, consolidating administrative functions, and coordinating product and service offerings could take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occurs, the benefits of the transaction may be reduced.

Integrating our business with that of Copperweld can be a complex, time-consuming and expensive process. Before the acquisition, Fushi and Copperweld operated independently, each with its own business, products, customers, employees, culture and systems. Fushi may face substantial difficulties, costs and delays in integrating the two businesses. These difficulties, costs and delays may include:

•	Costs and delays in moving additional capacity from Fayetteville, TN to Dalian, China;
•	Costs and delays in implementing common systems and procedures;
•	Difficulties in combining research and development teams and processes;
•	Potential difficulty in combining the separate product technologies of Fushi and Copperweld;
•	Perceived adverse changes in product offerings available to customers or in customer service standards, whether or not these changes do, in fact, occur;
•	Difficulty comparing financial reports due to differing financial and/or internal reporting systems;
•	Diversion of management resources from the business;
•	The inability to retain existing customers of each company;
•	Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
•	Challenges in retaining and integrating management and other key employees of Fushi and Copperweld;
•	Difficulty in coordinating operations in an effective and efficient manner; and
•	The inability to achieve the synergies anticipated to be realized from the acquisition on the timeline presently anticipated, or at all.

After the acquisition, we may seek to combine certain operations and functions using common information and communication systems, operating procedures, financial controls and human resource practices, including training, professional development and benefit programs. We may be unsuccessful in implementing the integration of these systems and processes in a timely and efficient manner. Any one or all of these factors may cause increased operating costs, worse than anticipated financial performance or the loss of customers and employees. Many of these factors are also outside of our control.

The announcement and consummation of the acquisition may result in a loss of key personnel of Fushi and/or Copperweld.

Fushi and Copperweld both depend on the services of their key personnel. Current and prospective employees of Fushi and Copperweld may, either before or after the acquisition, experience uncertainty about their future roles with Fushi after the acquisition, which may affect the performance of such personnel adversely and the ability of each company to retain and attract key personnel. The loss of the services of one or more of these key employees or the inability of Fushi or Copperweld to attract, train, and retain qualified employees could result in the loss of customers or otherwise inhibit the ability of Fushi to integrate and grow the combined businesses effectively after the acquisition.

The announcement and consummation of the acquisition may result in a loss of customers of Copperweld and/or Fushi.

Some customers may seek alternative sources of product and/or service after the announcement of the acquisition due to, among other reasons, a desire not to do business with us after the acquisition or perceived concerns that we may not continue to support and develop certain products. Difficulties in combining operations could also result in the loss of, or potential disputes or litigation with, customers. Any steps by management to counter such potential increased customer attrition may not be effective. Failure by management to retain customers could result in worse than anticipated financial performance.

There may be unknown risks inherent in our acquisition of Copperweld, which could result in a material adverse effect on our business.

Although we have conducted due diligence with respect to the acquisition, we may not be aware of all of the risks associated with Copperweld. Any discovery of adverse information concerning Copperweld since we acquired the entity could have a material adverse effect on our business, financial condition and results of operations. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

Copperweld has not achieved profitability.

Prior to its acquisition by us, Copperweld incurred losses for the entire time it operated as a stand-alone business. The combined company’s ability for the Fayetteville, TN location to generate significant revenues and make profits is dependent in large part on its ability to move more value-added production in house, reduce manufacturing related costs such as labor, manage its growth related expenses, make additional capital expenditure, expand its customer base, increase sales of its current products to existing customers, enter into additional supply and manage its working capital and other financial resources. We cannot provide any assurance that improved profitability can be achieved at the Fayetteville location in the amounts or during the periods expected.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty as future events cannot be accurately predicted. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “believes,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of Fushi International, Inc. and its subsidiaries and affiliates (the “Company,” “we” or “us”), and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of November 14, 2006; the date of the filing of this Form 10-Q and the Company undertakes no responsibility to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report.

OVERVIEW

During the quarter ended September 30, 2007, we continued to see robust customer demand across a broad mix of end markets and we continued to have good success with strategic initiatives. Those initiatives include adding new customers, enhancing product offerings, particularly in specialized and high-margin applications, improving productivity, and continuing to make progress in the development of power cable and flat wire applications.

Highlights for the quarter include an increase of 127.8% in sales volume and an increase of 2.0% in gross profit margin, resulting in net revenue growth of 147.1%, comparing to the third quarter of fiscal 2006. Our net profits increased by 473.8% to $8.2 million, representing a net margin of 25.7%, and earnings per share on diluted basis of $0.33.

Our product is primarily used as a substitute for copper due to cost savings and other benefits. Our quarterly results of operations fluctuate as a result of a number of factors, including fluctuation in the demand for, and shipments of, our products and changes in the prices of raw material commodity prices, primarily copper. The prices of copper and aluminum have historically been subject to volatility. We generally attempt to pass along to our customers changes in the prices of copper and other raw materials, although there are timing delays of varying lengths depending upon the volatility of metals prices, the type of product, competitive conditions and particular customer arrangements. In terms of historical pricing methodology, we generally price our products to earn a fixed dollar margin per metric ton of goods sold, which effectively mitigates the effects of copper price volatility on our gross profit. In addition, existing inventory purchased at previously lower prices and sold as prices increase would result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting financial results. While the Company experienced some modest margin decline in certain segments due to the stability of copper prices and increased competition, overall, we have been able to maintain gross profit margins at above 32%. Further, although raw material prices fluctuate over time, which caused monthly variation in the costs of raw material purchases, the fluctuations tend to be short term, making forecasting operating results and performance on annual and long term basis much easier to do than on quarterly basis.

Factors driving and affecting operations results, among others, include the variations in the mix of products, production capacity and utilization, working capital sufficiency, product availability, quality, and particular customer arrangements. From time to time, we consider acquisition opportunities that could materially increase the size of our business operations.

With respect to the overall business outlook for the remainder of 2007, we anticipate sales growth to continue to be aggressive and broadly based, principally due to expanding market sizes, sustainable product profitability, and momentum to gain additional market share.

Recent development

As previously reported in our Current Reports on Form 8-K filed on September 26, 2007 and October 31, 2007, on September 25, 2007, we entered into an LLC Membership Interest Purchase Agreement (the “Purchase Agreement”) with David S. Jones (“Seller”), pursuant to which we agreed to purchase all of the issued and outstanding membership interests of Copperweld Holdings, LLC (“Copperweld”), the sole member of Copperweld Bimetallics, LLC, and all of the issued and outstanding membership interests of International Manufacturing Equipment Suppliers, LLC. The transaction was valued at $22.5 million, including the assumption of debt and is subject to adjustment based upon Copperweld’s net working capital at closing.

As previously reported in our Current Reports on Form 8-K filed on October 26 and 30, 2007, on October 30, 2007, we completed the sale, pursuant to a Securities Purchase Agreement with a number of institutional investors, of an aggregate of 2,786,000 shares of our common stock for an aggregate purchase price of $39,004,000 (or $14 per Share). We financed the acquisition with the proceeds from the sale of common stock.

At closing of the acquisition, a portion of the purchase price ($2.25 million) was deposited in escrow to secure the indemnification obligations of the Seller.

Copperweld Bimetallics, LLC, a leading manufacturer of bimetallic wire, is based in Fayetteville, Tennessee and produces a range of products for use in communications, utility, transportation, and industrial applications in both the U.S. and international markets. A second manufacturing location in Telford, England principally services the growing European market. Copperweld® is a registered trademark for the company's copper clad steel (“CCS”) and copper clad aluminum (“CCA”) wires, which combine the conductivity and corrosion resistance of copper with the strength and relatively low cost of steel and aluminum. Copperweld has approximately 130 employees and for the twelve months ended June 30, 2007, generated approximately $70.0 million in revenue.

We believe that the acquisition provides a number of strategic benefits. In summary, it establishes the combined business as the leading supplier of bimetallic products worldwide. In particular, the Copperweld acquisition:

•
Diversifies our end markets, enlarges our geographic coverage, adds new products to our portfolio and expands our customer base. As we continue to expand production, we believe we will further strengthen our market leading positions in the U.S. and China, and facilitate expansion into new markets such as India, South East Asia, South America, and Eastern Europe.

•
Provides substantial additional capacity to move to Dalian which saves significant on capital expenditures going forward. It creates a global manufacturing and distribution base across which we can efficiently allocate production. As a result, we will have increased operational flexibility that can reduce lead times and improve our responsiveness to customers' needs.

•
Generates opportunities for operational synergies, cost savings through capitalizing on joint purchasing opportunities, joint research and development and engineering, rationalization of production, working capital management and reduction in overhead costs, as well as increasing productivity and maximizing efficiency by implementing best practices in technology and manufacturing.

•
Builds upon the “Copperweld” brand which is the best in the industry, leading bimetallic technology (including exclusive worldwide rights to proprietary manufacturing technologies) and the highest quality products to drive higher selling prices and margin improvements.

•
Provides additional depth to our existing management team by adding two senior executives (Chief Operating Officer and Financial Controller) with a combined 50 plus years of industry and finance experience and a proven track record in developing and sustaining efficient operations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Selected Financial Data: (In thousands, except EPS)

		For the three months ended
	Increase/ (Decrease)	September 30, 2007	September 30, 2006
Net sales	147.1%	$32,015	$12,956
Gross Profit	163.3%	10,533	4,000
Operating Income	184.3%	8,734	3,073
Net income	473.8%	8,233	1,435

Gross Margins		32.9%	30.9%
Net Margins		25.7%	11.1%

EPS- Basic	413.7%	0.37	0.07
EPS- Diluted	423.5%	0.33	0.06

Price and Production Metrics:
Avg. Copper Price (Changjiang, China)	(5.1)%	RMB	65,331	RMB	68,814
Avg. Aluminum Price (Changjiang, China)	(1.1)%	RMB	19,672	RMB	19,890
CCA Average Selling Price/ton	0.9%	US$	6,304	US$	6,247

Sales Volume (tons)	127.8%	5,074	2,227
Avg. # of Production Lines		35	20
Capacity (tons/2- regular shifts)	75.0%	5250	3,000
Utilization		96.7%	74.2%

Net Sales

For the three-month period ended September 30, 2007, net sales were $32.0 million, compared to $13.0 million in the same period in 2006, representing an increase of $19.0 million or 147.1%. Our sales increase was primarily attributable to a 128.2% volume increase and 0.9% average selling price increase. The sales volume maintained strength, which was primarily driven by expanded manufacturing capacity and the continued increase of demand from vertical end markets such as electromagnetic wire, braided wire, distribution and coils. In an effort to improve our product mix, we are currently developing power cable application and flat wire applications for transformers.

The following table breaks down application categories as percentage of total sales:

	3Q 2007
	shipment (tons)	% of total sales
Co-axial Cable	3,019	59.51%
Magnet and Special Coated Wire	969	19.11%
Flat Wire	271	5.34%
Shielded Wire	815	16.04%
Total	5,074	100.00%

The following table sets forth the revenue contribution by geography:

	3Q 2007	3Q 2006
Domestic China	99.4%	95.4%
International	0.6%	4.6%

The following table sets forth our five largest customers for the third quarter of 2007 and 2006, respectively:

FIVE LARGEST CUSTOMERS	% of Net Sales for the three months ended September 30, 2007	% of Net Sales for the three months ended September 30, 2006
Danyang Lihua. Electronics Co., Ltd.	6.45%	N/A
Zhuhai Hansheng Industrial Co., Ltd	5.57%	6.19%
ACOME Xintai Cable Co., Ltd.	5.13%	5.32%
Jiangxi Lianchuang Photoelectricity Science Co.	4.95%	6.73%
Yantai Xinmou Cable Co., Ltd	4.81%	N/A
Taizhou Yihua Specialty Electric Co., Ltd.	N/A	6.20%
Shantou Jinqiao Cable Co., Ltd.	N/A	5.83%

Five Largest Customers as % of Total:	26.91%	30.27%

During the three months ended September 30, 2007, we continued to diversify our customer base. Our five largest customers accounted for 26.9% of total sales, down 3.4% compared to 30.27% for the quarter ended September 30, 2006.

As of September 30, 2007, the receivable balance due from these five customers represented 27.35% of total accounts receivable, down 28.03% from 55.38% as compared to corresponding period in 2006. We routinely extend unsecured credit to large or regular customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have not seen any accounts receivable go uncollected beyond 90 days or experienced any write-off of accounts receivable in the past. Thus, we elected not to make any provision for doubtful accounts and consider all accounts receivable collectable.

As we expand our business and seek to further diversify our customer base, product mix and geographic presence, especially as we proceed with the integration of the Copperweld acquisition, we anticipate that our overall customer composition and our largest customers will change from time to time. Our ability to increase sales, maintain and potentially expand operating and net margins largely depends on whether we are able to pass raw material price increases along to our customers, among other factors. Over the long term, we believe sales growth can continue to be aggressive and broadly based principally due to increased conversion market visibility, expanding market sizes, product profitability, and momentum to gain additional market shares.  Our ability to meet increased customer demand for our products will depend on whether we have sufficient production capacity, among other factors.

Cost of Goods Sold

Cost of Goods Sold was $21.5 million for the three months ended September 30, 2007, compared to $9.0 million for the three months ended September 30, 2006, representing an increase of $12.5 million or 139.9%. Cost of Goods Sold measured by percentage of net sales was 67.1%, compared to 69.1% for the prior year. While average copper spot price decreased by 5.1% when comparing the two periods, from RMB68,814 per ton ($9,175) to RMB 65,331 per ton ($8,711) at the Shanghai Changjiang Market, which is the reference price we use to make copper purchases, average cost of sales per ton increased to $4,230 in the third quarter of 2007, by $208, or 5.2%, from $4,022 in the third quarter of 2006. This was primarily due to inflationary pressure on raw materials other than copper and aluminum used in manufacturing and higher freight and energy costs. Total raw material costs amounted to $20.6 million, accounting for 95.8% of Cost of Goods Sold during the third quarter of 2007. By comparison, raw material costs totaled $8.4 million, accounting for 93.3% of Cost of Sales during the third quarter of 2006.

Cost of Goods Sold principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, shipping and handling costs, and other fixed costs.

The following table sets forth the percentage of raw material purchases from our five largest suppliers:

Five Largest Suppliers	% of Purchase for the Three Months Ended September 30, 2007
Dalian Guojia Enterprises	9.71%
Beijing Golden Eagle Huichuang Copper Co.	33.77%
Baotou Aluminum Co., Ltd	18.20%
Dalian Zhonghe Trading Co.	16.61%
Harbin Electric Cable Co.	17.11%

Five largest suppliers as % of total purchase:	95.4%

The five largest raw material suppliers provided 95.4% of the Company’s purchase of raw materials for the three-month period ended September 30, 2007.

Gross margin

Gross profit for the three months ended September 30, 2007 was $10.5 million, up 163.3% from gross profit of approximately $4.0 million for the corresponding period in the prior year. This was primarily driven by expanded manufacturing capacity, which caused a sharp increase of production volume. The gross margin increased to 32.9% from 30.9% year-over-year, principally due to improved product mix and a rise in the inventory gains realized from the fluctuations in copper prices.

The Company’s recent operating results have been both positively and negatively affected by the rise in raw material prices, primarily copper. As current inventory purchase costs increase due to higher raw material prices, the Company’s RMB mark-up to customers remains relatively constant. This resulted in higher sales revenue amount and gross profit amount but lower gross margins. On the other hand, due to the lag in working through our inventory layers, existing inventory purchased at previously lower prices and sold as prices increase would result in a higher gross profit margin. Conversely, a decrease in commodity prices in a short period of time would have the opposite effect, negatively affecting results.

A majority of our sales are pursuant to a pricing formula that is based on the Shanghai Changjiang spot prices of copper and aluminum. The demand for our products is highly correlated to, and the attractiveness of our products is considerably affected by, the price ratio between copper and aluminum. Year-over-year, spot price of copper has escalated rapidly and has been subject to significant volatility. The average quarterly spot prices per ton of copper and aluminum for COMEX, LME and Shanghai Changjiang Market of PRC, along with related gross margins of our company, for the periods indicated, are summarized as follows:

	3Q'06	4Q'06	1Q’07	2Q'07	3Q'07
Avg. COMEX Cu ($/ton)	7,080	6,380	5,400	6,920	7,789
Avg. COMEX Al ($/ton)	2,230	2,452	2,445	2,490	2,517
Comex Cu/Al	3.17	2.60	2.21	2.78	3.09

Avg. LME Cu ($/ton)	6,960	6,420	5,380	6,940	7,840
Avg. LME Al ($/ton)	2,292	2,473	2,503	2,482	2,553
LME Cu/Al	3.04	2.60	2.15	2.78	3.07

Avg. Changjiang Cu (RMB/ton)	68,814	67,318	60,757	65,830	65,331
Avg. Changjiang Al (RMB/ton)	19,890	21,288	19,307	20,334	19,672
Changjiang Cu/Al	3.46	3.16	3.15	3.24	3.32

Gross Margin	30.9%	33.1%	36.4%	37.0%	32.9%

We anticipate that the gross margins for future quarters will continue to fluctuate due to several factors, including, continued raw-material price volatility, changes in the relative mix of our products, pricing dynamics especially changes in mark-up, among other things. As exhibited by our historical profitability pattern, although fluctuating raw material prices caused monthly variation in the costs of raw material purchases, the fluctuations tend to be short term, making forecasting operating results and performance on annual and long term basis much easier to do than on quarterly basis. Consequently, it is more meaningful to focus on annual rather than interim financial and operating results.

Overall, as we continue to focus on enhancing profitability, with positive and negative effects mentioned above offsetting each other, we expect the gross margins to stabilize in a range of 33% to 38% on an annual basis.

Selling, General and Administrative Expenses

Selling expenses, which principally include sales related staff salary and welfare, travel expenses, and sales commissions, were $189,625 for the three months ended September 30, 2007, compared to $152,045 for the three months ended 2006, representing an increase of 24.7%. As a percentage of net sales, selling expenses decreased from 1.2% to 0.6% of the total sales due to positive results from cost saving initiatives. General and administrative expenses, as a percentage of net sales, decreased to 5.3% for the three months ended September 30 2007, compared with 6.0% for the three months ended September 30 2006. Factors which caused this decrease were cost savings and improved production efficiency, partially offset by higher professional fee costs related to Sarbanes-Oxley compliance and other requirements as a public company. Also included in the general and administrative expenses for the third quarter of 2007 was share-based compensation expense under SFAS 123(R), which was $337,270, equivalent to 1.1% of net revenues. The research and development expenses of $105,810, which was included in general and administrative expenses, decreased by $34,918, as compared to the three months ended September 30, 2006.

Interest Expense

Interest expense was $1.4 million for the three months ended September 30, 2007, compared to $0.3 million for the three months ended September 30, 2006, representing a 366.7% increase. The sharp increase is largely due to the accrued interest for our $60 million hybrid financing closed in January, 2007, partially offset by lower average short term bank loan levels on our revolving credit facility.

Income tax

Fushi International, Inc. is a company incorporated in the State of Nevada and Fushi Holdings, Inc., our wholly owned subsidiary, is a company incorporated in the State of Delaware. We conduct substantially all our operations through our PRC operating subsidiaries. Although we are subject to United States taxation, we do not anticipate incurring significant United States income tax liability through the year 2008.

•	we did not conduct any material business or maintain any branch office in the United States during the three months ended September 30, 2007,
•	the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and
•
we believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

PRC Enterprise income tax

In the three months ended September 30, 2007, our business operations were solely conducted by our subsidiaries incorporated in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, “Foreign Invested Enterprises”, or FIEs, established in the PRC are generally subject to an “Enterprise Income Tax”, or EIT, rate of 33%. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an EIT rate of 33%. However, the Income Tax Laws provide certain favorable tax treatment to a company that qualifies as a "New or High-technology Enterprise" or a “Foreign Invested Enterprise” located in the old town of an inshore open city”. Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

The Dalian Municipal Government issued a notice in 2000 providing for a series of tax preferential treatments to companies that qualify as "New or High-tech Enterprise” or companies that are registered and operate in a specified development zone in Dalian City.

Dalian Fushi, a 100% variable interest, non-operating subsidiary, was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi's bimetallic composite conductor wire product was approved by Dalian Cit as a "high-tech" project. As a result, Dalian Fushi is a business entity that is qualified as a "new or high-technology enterprise," and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation, which expired on December 31, 2003, followed by a 50% reduction and other favorable tax treatment for the succeeding three years, which expires on December 31, 2006. The provision for income taxes for the three months ended September 30, 2007 was zero as we didn’t have any operation under Dalian Fushi from the beginning of 2007.

Fushi International (Dalian) (“FID”), a wholly owned subsidiary of Fushi Holdings, Inc., was incorporated in the PRC as an FIE and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. FID has located its factories in a special economic region in Dalian and is granted certain preferential treatments including a corporate income tax rate of 24%. In September 2005, FID was approved as a wholly foreign owned enterprise. This economic region allows FID a two-year income tax exemption for the years ended December 31, 2006 and 2007, and a 50% income tax reduction for the following three years ended December 31, 2008, 2009, and 2010.

On March 16, 2007, the National People’s Congress of China passed the new EIT Law, which will take effect as of January 1, 2008. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions. But the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. We expect details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007 to be set out in more detailed implementing rules to be adopted in the future. Any increase in our effective tax rate as a result of the above may adversely affect our operating results.

Net Income

Net income for the third quarter of 2007 was $8.2 million, or 25.7% of net revenue, compared to $1.4 million, or 11.1% of net revenue, in the same period last year, representing an increase of $6.8 million or 473.8%. The sharp increase is primarily due to i) substantial revenue increase; ii) gross margin improvement from 30.9% to 32.9%; iii) operating expense decrease as a percentage of revenue from 7.2% to 5.6%; iv) the one-time charge resulting from the issuance of the registration rights penalty shares valued at $1,466,250, the impact of which significantly lowered the net income and net margin for three months ended September 30, 2006.

Basic and diluted earnings per share (EPS) for the third quarter of 2007 were $0.37 and $0.33, respectively, compared to $0.07 and $0.06, in the same period last year, respectively. The weighted average shares outstanding for the three months ended September 30, 2007 to calculate basis and diluted EPS were 22.3 million and 25.5 million, respectively. The weighted average shares outstanding for the three months ended September 30, 2006 to calculate basis and diluted EPS were 19.9 million and 22.8 million, respectively. Excluding share-based compensation expense, the basic and diluted EPS would be 0.38 and 0.34 for the third quarter of 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
	September 30, 2007	September 30, 2006
EARNINGS
Net income	$8,233,326	$1,434,892

BASIC
Income applicable to common shareholders	$8,233,326	$1,434,892
Basic weighted-average common stock outstanding	22,263,618	19,932,129
Basic earnings per share	$0.37	$0.07

DILUTED
Income applicable to common shareholders	$8,233,326	$1,434,892
Add: Interest expense for the Convertible Notes	$150,000
Adjusted income applicable to common shareholders	$8,383,326	$1,434,892

Basic weighted-average common stock outstanding	22,263,618	19,932,129
Effect of dilutive securities:
Warrants	319,699	2,829,099
Assumed conversion of 3% Senior Secured	2,857,143
Convertible Notes due 2012

Stock Options	14,411
Diluted weighted-average common stocks outstanding	25,454,871	22,761,228
Diluted earnings per share	$0.33	$0.06

Foreign Currency Translation Gains

In the three months ended September 30, 2007, the RMB steadily rose against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $2.3 million. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, results of operations or financial condition. See “Risk Factors- Risks Related to Doing Business in the PRC. - The fluctuation of the Renminbi may materially and adversely affect your investment.” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Materially all of our revenues and a majority of our expenses in the first nine months of 2007 were denominated in RMB. The income statement accounts and cash flow were translated for the nine months ended September 30, 2007 and 2006 at 1RMB Yuan to 0.13064 USD (or 1 US$ to 7.655 RMB Yuan) and 1RMB Yuan to 0.12498 USD (or 1 US$ to 8.00 RMB Yuan), and for the three months ended September 30, 2007 and 2006 were at 1RMB Yuan to 0.13246 USD (or 1US$ to 7.55 RMB Yuan) and 1RMB Yuan to 0.12568 USD (or 1 US$ to 7.96 RMB Yuan), respectively. Balance sheet amounts with the exception of equity at September 30, 2007 were translated at 1 RMB Yuan to 0.13340 USD, or 1 USD to 7.50 RMB Yuan. The equity accounts were stated at their historical rate.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

Highlights (In thousands, except EPS)

		For the nine months ended
	Increase/ (Decrease)	September 30, 2007	September 30, 2006
Net sales	72.7%	$79,238	$45,881
Gross Profit	60.1%	27,871	17,404
Operating Income	50.8%	22,233	14,741
Net income	57.9%	20,191	12,387

Gross Margins		35.2%	37.9%
Net Margins		25.5%	27.0%

EPS- Basic	51.5%	0.94	0.62
EPS- Diluted	55.2%	0.85	0.55

Net Sales

Sales revenue increased $33.3 million, or 72.7%, to $79.2 million for the nine months ended September 30, 2007 from $45.9 million for the same period ended on September 30, 2006. This increase was mainly attributable to expanded capacity and as a result, increased product shipment.

Gross Profit Margin

We achieved gross profit of $27.9 million for the nine months ended September 30, 2007, up 60.1% from gross profit of approximately $17.4 million for the corresponding period in the prior year. The increase was principally due to 55.3% volume increase as measured by tons shipped. Gross profit margin was 35.2%, down 2.7% from 37.9% as compared to the corresponding period in 2006. This primarily reflected the impact of fluctuating quarterly gross margins driven by fluctuating raw material costs and changes in the mix of products sold. As we continue to focus on enhancing profitability, optimizing cost structure and expanding margins, we expect the gross margins to somewhat stabilize in the range between 33% and 38%.

Operating Expenses

The total operating expenses, for the nine months ended September 30, 2007, was $5.6 million, or 7.1% of net sales. This represented an increase of $3.0 million, or 111.7%, as compared to $2.7 million, or 5.8% of net sales for the nine months ended September 30, 2006. As a percentage of net sales, selling expenses dropped slightly from 0.9% to 0.7% and general and administrative expenses increased from 4.9% to 6.4%. Although we benefited from economics of scale and operational leverage, increase in operating expenses nevertheless outpaced revenue growth principally due to increased professional fees related to public company and non-cash share-based compensation expenses.

Net Income

Our net income was $20.2 million, or 25.5% of net sales, for the nine months ended September 30, 2007, as compared to $12.4 million, or 27.0% of net sales, for the nine months ended September 30, 2006. The decrease of net margin was primarily due to higher general and administrative expenses as a result of expansion initiatives and share-based compensation expense and higher interest expense associated with the issued senior notes in the first quarter of 2007. However, the increase of net income reflected continued expansion in sale revenue levels, continued strong demand for our products as a result of high copper price, and sustained profitability.

Basic and diluted earnings per share (EPS) for the nine months ended September 30, 2007, were $0.94 and $0.85, respectively, compared to $0.62 and $0.55, in the same period last year, respectively. The weighted average shares outstanding for the nine months ended September 30, 2007 to calculate basis and diluted EPS were 21.4 million and 24.3 million, respectively. The weighted average shares outstanding for the nine months ended September 30, 2006 to calculate basis and diluted EPS were 19.9 million and 22.6 million, respectively. Excluding share-based compensation expense, basic and diluted EPS would be $0.98 and $0.89, respectively, for the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private sales of equity securities, a private placement of high yield senior notes and convertible senior notes, bank loans, and cash provided by operations. Specifically, from inception through September 30, 2007, our financing activities included the following:

-
On December 13 and December 28, 2005 in two closings, we raised $12 million in gross proceeds through a private placement offering of our series B convertible preferred stock (the “Equity Financing”). We received $9,930,412 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. The investors in this offering also received 2,125,000 warrants and each warrant granted the holder the right to purchase one additional share of our common stock at $3.67 per share.

-
On January 24, 2007, we raised $60 million in gross proceeds and $56.4 million in net proceeds, through the sale of high yield and convertible senior notes. Details for this financing are discussed below.

-
Of the 2,125,000 warrants issued in the Equity Financing, 68,985 were exercised during the year ended December 31, 2006 and 304,389 were exercised during the three months ended March 31, 2007. Pursuant to Section 2.5 (b) of the warrants, the Company called the exercise of the warrants outstanding on April 20, 2007 and all of the warrants were subsequently exercised.

-
We financed previous expansion through long term bank loans amounting to RMB 80 million, interest rate at 5.58% per annum, with a maturity of April, 2008. We also used short term bank loans and revolving facilities to finance our working capital needs.

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

In summary, our cash flows were:

	For the nine months ended
	September 30, 2007	September 30, 2006
Net cash provided by operating activities	$5,205,987	$8,413,908
Net cash used in investing activities	(40,646,040)	(9,286,833)
Net cash provided by financing activities	58,995,008	8,977,578
Effect of exchange rate on cash and cash equivalents	1,984,326	680,276
Cash and cash equivalents at beginning of period	20,493,551	6,163,670
Cash and cash equivalents at end of period	$46,032,832	$14,948,599

For the nine months ended September 30, 2007, net cash provided by operating activities was $5.2 million. This was primarily attributable to our net income of $20.1 million, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $2.2 million and share-based compensation expense of $0.9 million, and a $17.5 million increase in working capital. Specifically, the working capital increase was primarily due to i) a $5.4 million accounts receivable increase driven by revenue growth; ii) a $5.2 million inventory increase, principally raw materials, to support planned expansion and sales growth; iii) a $5.6 million increase in advance to suppliers to secure price of copper; iv) a $1.3 million increase in other receivables and prepaid expenses, consisting primarily of prepayments for copper supplies in advance of shipment; partially offset by a $0.6 million increase in other payables and accrued liabilities.

For the nine months ended September 30, 2007, net cash used in investing activities was $40.6 million, and was primarily attributable to i) a $3.0 million secured bridge funding advanced to Copperweld Bimetallics; ii) a $4.1 million advance for purchase of land use rights; iii) a $34.3 million capital expenditure on improvement of property and purchase of new equipment and machinery including advances for purchase; partially offset by $0.8 million of proceeds from derivative instrument.

For the nine months ended September 30, 2007, net cash provided by financing activities was $59.0 million, which was primarily attributable to $56.4 million in net proceeds from the sale of high yield notes and convertible notes as described in our Current Report on Form 8-K filed on January 26, 2007, and $7.5 million in proceeds from warrants exercises. We also rolled over maturing, short term working capital loans in the amount of $12.5 million and drew down $11.5 million from our existing credit line facilities to meet working capital needs. Maturities for the working capital financing range from three to six months. We intend to renew these loans again when they become due. In addition, we repaid $3.9 million of loan from shareholder during the nine months ended September 30, 2007.

As of September 30, 2007, we had cash and cash equivalents of $46.0 million, up $31.1 million from $14.9 million at September 30, 2006.

For the remainder of 2007, as we proceed with integration of the Copperweld acquisition, we believe we can realize significant savings on capital expenditures. We anticipate that our working capital requirements may increase as a result of the expanded scale of the combined business, continued increases in sales and potential increases in the price of copper. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

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

We are exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2007 and did not employ any commodity price derivatives during the quarter then ended.

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

We recognized a foreign currency translation adjustment of approximately $2.3 million and $5.3 million, for the three months and nine months ended September 30, 2007, respectively.

Interest Rate Risk

We are primarily exposed to interest rate risk arising from 6 months LIBOR rate on which the interest rate for our HY Notes is based. If there was a hypothetical 1% change in 6-month LIBOR interest rate, the net impact to earnings would be approximately $0.4 million on annualized basis.

In order to mitigate our exposure to volatility in interest rates and foreign currency exchange rates associated with the Guaranteed Senior Secured Floating Rate Notes due 2012 (HY Note), on April 10, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”). The Swap, with a notional principal value of $40 million, converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. The Company uses this derivative instrument only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

The fair value of the Swap is determined with the assistance of third party provided calculations which reflect the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. For the nine months ended September 30, 2007, changes in fair value of the Swap designated and effective as cash flow hedge resulted in an increase in the liability and a loss to other comprehensive income of $4.6 million, net of taxes. On July 24, 2007, the first interest payment date, the Company received cash in the amount of $802,523 from MLCS, which was recorded as a gain from derivative transactions. As of September 30, 2007, the Company had cross currency hedge receivable amounting to $286,245. For nine months ended September 30, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

The Company also has outstanding senior debt that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible debt. The estimated fair value of the Company’s outstanding convertible senior notes increased to $39.9 million at September 28, 2007 from $20 million at January 25, 2007, primarily due to the increase in the Company’s stock price during the eight months ended September 28, 2007. A hypothetical 10% decrease in the price of the Company’s common stock from the price at September 28, 2007 would have reduced the fair value of its then outstanding convertible senior notes by $3.99 million.

Changes in the market value of the Company’s debt do not affect the reported results of operations unless the Company is retiring such obligations prior to their maturity. This analysis did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, this sensitivity analysis assumes no changes in the Company’s financial structure.

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

Inflation Risk

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China (NBS) (www.stats.gov.cn), the change in Consumer Price Index (CPI) in China was 3.9%, 1.8% and 1.5% in 2004, 2005 and 2006, respectively. However, in the first nine month of 2007, according to NBS, CPI rose significantly at a monthly average rate of 4.4%. Especially during the months of August, September and October, CPI was up 6.5%, 6.2% and 6.5%, respectively. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

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

FUSHI INTERNATIONAL, INC.

Date: November 13, 2007	BY:
Wenbing Chris Wang
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.