Form 10-K
period 2007-12-31
Fushi Copperweld, Inc.
filed 2008-03-17
CIK 710846

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 0-19276

FUSHI COPPERWELD, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-3140715
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Shuang Qiang Road, Jinzhou, Dalian, People’s Republic of China 116100
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number:  (011)-86-411-8770-3333

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.006 Par Value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of  “large accelerated filer,” “accelerated filer,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market on March 14, 2008 was approximately 156,448,469.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock on March 14, 2008 was 27,454,161.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2007

i

PART I

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to Xe.com as of March 14, 2008, US $1.00 = 7. 08939 yuan (or 1 yuan = US$ 0.14106).

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi Copperweld, Inc. (formerly Fushi International, Inc.), (ii) Fushi Holdings, Inc.(formerly Diversified Product Inspections, Inc.) (“Fushi Holdings”), (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iv) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (v) Copperweld Holdings, LLC, (vi) Copperweld Bimetallic, LLC (“Copperweld”), (vii) Copperweld Bimetallics UK, LLC, and (viii) Copperweld International Holdings, LLC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Our History

Fushi Copperweld, Inc. is the global leader in developing, designing, manufacturing, marketing, and distributing bimetallic wire products, principally copper-clad aluminum and copper-clad steel. Our products are primarily focused on serving end-user applications in the telecommunication, utility, and automotive markets. We add value through innovative design and engineering, excellence in manufacturing, superior product quality, and follow-on customer service.

We were incorporated as a Nevada company on October 6, 1982 under the name M, Inc. We changed our corporate name to Parallel Technologies, Inc. in June 1991. We were formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately-owned entity seeking to become a publicly-owned entity. In a series of restructuring transactions which began in 2005 and were completed in 2006 (the “Restructuring”), we acquired Fushi Holdings, Inc., incorporated in the state of Delaware, which is a holding company for Fushi International (Dalian) Bimetallic Cable Co., Ltd(“Fushi International (Dalian)”), organized under the laws of the People’s Republic of China (PRC). As a result of the restructuring transactions, Fushi International (Dalian) acquired substantially all of the manufacturing assets and business and controls the remaining assets and financial affairs of Dalian Fushi Bimetallic Manufacturing Co., Ltd (“Dalian Fushi”). Dalian Fushi is a limited liability company organized under the laws of the PRC, which is engaged in the manufacture and sale of bimetallic wire products. Following the restructuring, Dalian Fushi became a non-operating entity. The Restructuring is more fully described in our Current Report on Form 8-K filed with the SEC on December 14, 2005.

On September 25, 2007 Fushi International entered a LL Membership Interest Purchase Agreement (the “Purchase Agreement”) to acquire Copperweld Holdings, LLC, a limited liability company incorporated in the state of North Carolina and the sole member of Copperweld Bimetallics, LLC, a limited liability company incorporated in the state of Delaware (“Copperweld”) and all of the issued and outstanding membership interest of International Manufacturing Equipment Suppliers, LLC (“IMES”). Copperweld is the parent company of Copperweld Bimetallics UK, LLC, a limited liability company registered in the United Kingdom and Copperweld International Holdings, LLC, a limited liability company incorporated in the state of North Carolina. We closed on the purchase agreement as of the beginning of business on October 29, 2007 with all of the Copperweld entities and IMES becoming subsidiaries of Fushi International Inc.

Effective January 15, 2008, we changed our name from Fushi International, Inc. to Fushi Copperweld, Inc. to recognize the worldwide importance of the Copperweld brand while continuing to leverage the Fushi brand, especially in the PRC. We, and our customers, view the Copperweld brand as the premium brand of bimetallic products and will promote the Copperweld brand as a premier product, worldwide.

Our Corporate Structure

The following diagram shows the structure of our company from an operating perspective after giving effect to the Restructuring and our acquisition of Copperweld. The structure does not include Copperweld Holdings LLC, Copperweld International Holdings, LLC or International Manufacturing Equipment Sales, Inc. which we plan to dissolve. The top management functions reside at the Fushi Copperweld level with executive management, operations management, sales management and financial management functioning at this level. The PRC manufacturing, while managed at the corporate level, functions through Fushi Holdings, Fushi International (Dalian) and Dalian Fushi. The US and United Kingdom manufacturing occurs through Copperweld and report to an executive at the Fushi Copperweld level.

The functions of each location are clearly defined with information reporting occurring for each entity. To facilitate management of the various operations, we plan to employ an Enterprise Resource Planning (ERP) system and a Manufacturing Execution System (MES) as one integrated information and management system. The system is in use in Fayetteville and we are in the process of implementing the system in Dalian. Once fully installed, the system will provide management with information that will allow us to further improve efficiencies of our operations through more effective management of our resources.

Business Operations

Fushi

Prior to the acquisition of Copperweld, we engaged, solely through our wholly owned operating subsidiary Fushi International (Dalian), in developing, designing, manufacturing, marketing and distributing bimetallic wire products, principally copper-clad aluminum wires (“CCA”). Through our Dalian facility operated by Fushi International (Dalian) we service the Asia-Pacific region, primarily the PRC market which constituted approximately two-thirds of our sales in fiscal year 2007 on a pro forma basis. Through our CCA products, we believe that we are the leading PRC provider of bimetallic wire in terms of quality, capacity, and products sold. We view the PRC as the fastest growing market for bimetallic wire worldwide and we expect to see our strong growth within the PRC continue due to organic expansion of our PRC business using Dalian legacy equipment and as a result of our October 29, 2007 acquisition of Copperweld. Additionally, we anticipate expanded product offering and higher quality from the incorporation of superior cladding technology and our planned transfer of higher capacity machinery from Copperweld to our Dalian facility. We expect to deploy the new, higher quality CCA production capacity in Dalian by the second quarter of 2008 and expect CCS production capacity to be fully operational by the end of 2008.

Within the PRC, Telecommunication applications currently serve as the largest market for bimetallic wire. We expect demand to remain strong and for this market to continue its strong growth patterns. Our expectation is based on our belief that the PRC’s leading telecom providers will continue to see strong growth of broadband and mobile subscribers, which is a key driver for investment into telecommunication infrastructure. According to data on the websites of China Telecom and China Netcom, the two largest broadband providers within the PRC accounting for over 80% combined market share, reported growth in their subscriber base in fourth quarter of 2007 of approximately 6% and annual subscriber base growth of 28% for 2007. Furthermore, since the PRC has lower penetration levels for broadband and mobile subscribers than developed countries in North America and Europe we believe the PRC’s telecommunication carriers will maintain their strong demand for infrastructure build out in 2008.

During fiscal year 2007, through development of a bimetallic flat wire product for use in electrical transformers, we have begun to expand our sales into the utility industry. CCA flat wire offers greater value than copper wire because of its reduced cost, improved bond, and weight while it maintains conductivity standards needed by utility companies. We believe that our proprietary process for making flat wire will continue to open this additional market for us. The addition of Copperweld’s cladding technology expected in the second quarter of 2008 should enable us to produce larger diameter flat wire products for the PRC market, further expanding our product offerings.

We believe that the utility market for bimetallics in the PRC is underdeveloped relative to other markets worldwide and could serve as an area of significant growth for our Dalian facility. Our expectation is based on the response by the two largest power grid operators, State Grid Corporation (SGCC) and China Southern Grid (SGC), to widespread blackouts and power shortages experienced in the PRC between 2002 and 2005. According to strategy laid out by SGCC and SGC for the Eleventh Five Year Plan, they plan to spend RMB 1,200 billion in total transmission and distribution (“T&D”) capital expenditures over a five year time period beginning in 2007. Additionally, as we expand our product offering from our Dalian facility to include CCS in late 2008, we expect to expand into additional markets for our utility applications. For example, we view CCS as an ideal substitute to copper for use in grounding and electrified railway applications due its lower cost and superior strength.

Copperweld

Copperweld operates two manufacturing facilities in Fayetteville, Tennessee and Telford, England. Through these facilities we are engaged in developing, designing, manufacturing, marketing and distributing bimetallic products, principally CCA and CCS. We believe that through our operations at these two facilities our Copperweld subsidiary is the leading provider of bimetallic wire in the North American and European markets.

Copperweld’s Fayetteville plant will continue to produce CCA and CCS for the growing demand in the Americas, European, Middle Eastern and African markets where we believe demand from telecommunications companies will remain stable. We expect to see increased growth in the automotive, utility and consumer goods markets in North America and Europe.

Since 2006, Copperweld has sold to customers who provide aftermarket products to the automotive industry. Copperweld will continue to test its products with Tier 1 suppliers to the auto industry. The high price of copper combined with reduced weight in automobiles has created opportunities that we expect to capitalize on in 2008. We have added additional product capabilities to our Fayetteville facility in anticipation of demand and to further our ability to provide products to end-users for automotive applications. The new equipment will allow us to draw CCA to smaller diameters and new bunching equipment will allow us to provide bulk cable for wiring harnesses in automobiles.

Similarly, our planned addition of stranding equipment in Fayetteville will provide our Copperweld subsidiary with the ability to provide additional products to the utility market, a market where Copperweld is the dominant supplier of CCS. The additional stranding equipment will bring us closer to the customer and reduce delivery times as we bring in-house value-added product enhancements.

The consumer goods market is driven by the high price of copper and not by any demonstrated advantages of bimetallic technology. Copperweld is working with several suppliers to appliance manufacturers and with United Laboratories to gain product approvals. We believe the price of copper will continue to provide customers with an economic incentive to convert from copper to CCA. The addition of drawing and bunching equipment will provide Copperweld with the ability to provide bulk cable to the white goods market.

We expect demand for bimetallic wire with diameters of less than 0.25 mm to continue to increase worldwide. We plan to supply smaller diameter wire from our Dalian facility which is better equipped to produce this product cost effectively because it is a more labor intensive product. As we further integrate the combined Company, we also expect to shift supply from Copperweld’s customers located in the Asia-Pacific geographic region to our Dalian facility to provide more efficient service and delivery.

During December 2007, we purchased additional equipment for our Fayetteville plant that will enable us to expand our finishing capabilities of our products. We expect this capacity to be in production by the end of the second quarter 2008. We anticipate the equipment to add increased value to our products and immediately improve margins seen at our Fayetteville plant by removing third party processors from between us and our end-user customers.

Our Telford facility provides manufacturing, sales and service to our European customers. The facility has drawing and stranding equipment that produces bimetallic products for the telephony segment of the telecommunications market. Telford also has extrusion capabilities and supplies markets outside of telecom. In both cases, the CCA and CCS originates primarily from Fayetteville and is imported and finished to customer specifications. Telford’s finishing capabilities are unique to the company and provide higher value added products.

Our Products

We are engaged in the manufacture and sale of bimetallic wire, principally copper-clad aluminum (“CCA”) and copper-clad steel (“CCS”). CCA and CCS are bimetallic products that have a copper strip formed around and bonded to a solid core of aluminum or steel.

CCA combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum. In many applications, it is more robust than an aluminum conductor. Easy to handle and install, CCA is widely used in applications requiring the conductivity of copper while retaining the light weight advantages of aluminum. Because television and networks have high frequency transmission signals and the high frequency signals are transmitted on the surface layer of a wire, CCA is an ideal inner conductor for trunk and distribution cables for the cable TV industry and for cables used in the cellular phone industry.

Our copper-clad steel (CCS) is an ideal substitute for solid copper, and is recognized around the world through its trademarked name, Copperweld®. Copperweld® combines the strength of steel with the conductivity of copper, offering increased strength in comparison to solid copper. The signal carrying capability of copper combined with the high resistance of steel, which decreases feedback and thus enhances signal quality, makes CCS the center conductor of choice in telecommunications. CCS is widely used in utility applications and has been introduced into automotive applications. Copperweld® is available in a variety of sizes, conductivities and strengths to meet the requirements of the most demanding customer. Our CCS delivers outstanding reliability and value relative to solid copper.

Prior to the acquisition of Copperweld, we engaged in business primarily in the PRC through manufacture and sale of CCA at our facility in Dalian, PRC. Acquiring Copperweld should allow us to incorporate superior proprietary technology and higher production capacity machinery for CCA by second quarter 2008 and CCS by the end of 2008 into our Dalian facility. Furthermore, the Copperweld acquisition has allowed for expansion and entrance into the worldwide bimetallic market with the addition of CCA and CCS manufacturing facilities in Fayetteville, Tennessee and Telford, England.

Our copper-clad products offer superior value compared to copper and are increasingly utilized as customers look to offset the rising cost of solid copper. The applications base for CCA and CCS as substitutes and/or improvements over solid copper are expanding to an ever-growing variety of end-user applications on a worldwide basis. Products manufactured by our facilities are typically used in the following products:

•
Telecommunications products – Due primarily to the signal carrying capabilities of copper at the surface of the center conductor, bimetallic wire is the standard for telecommunication applications. The primary products in this grouping include coaxial cables for CATV, trunk and distribution cables, cables for the cellular industry and telephony drop cable. We believe that we are the leading supplier of bimetallic wire for telecommunication cables in the Asia-Pacific, the Americas and Europe.

•
Utility products – Our CCA and CCS products are used for grounding applications and in power cables, electrified railways, transformer windings and tracer wire. We produce single end, three wire, seven wire and 19 wire strand constructions and hybrid cables that utilize a combination of CCA, CCS and copper wires that are used in these products.

•
Automotive products – Our CCA and CCS wires are used in wiring harnesses for automobiles, trucks, motorcycles, commercial off road equipment and trailers. We also provide bimetallic wire for aftermarket applications such as booster cables. Automotive wiring harnesses include a variety of energy or control signal applications.

The Bimetallic Industry

We operate in the bimetallic wire manufacturing industry. We sell both directly to end-user manufacturers of our product and distributors typically within the wire and cable industry who in turn use bimetallic wire in products for sale into the Telecommunication, Utility, and Automotive markets. The bimetallic wire industry can be characterized as fast-growing on a worldwide basis and increasingly competitive, specifically in China where there is considerable fragmentation. A significant barrier to entry into this industry is technology, specifically in respect to cladding technologies. Cladding processes are typically proprietary in nature and have a direct impact on quality of the product, which is largely dependent on the characteristics of the bond between the differing metals. For many product offerings, there is significant differentiation among industry participants from a manufacturing, technological and quality standpoint.

Copper wires have historically been the dominant product for use in the wire and cable manufacturing industry due to its electrical conductivity and corrosion resistance; however, due to the rising costs of copper and demand for greater value products, end-user manufacturers in the industry have increasingly pursued and considered alternative technologies such as bimetallics. Relative to traditional copper wires, we believe that bimetallic wires offer greater value to end-users through its lower weight, theft deterrence and lower prices while still retaining the corrosion resistance and conductivity needs of the end-user. Because of the benefits of bimetallic wire, we believe there are substantial opportunities to capture increased market share in applications that have historically been largely dominated by traditional copper wire. As the leading bimetallic manufacturing in cladding technologies and quality, and increased capacity abilities, we believe we are well position to capitalize on the growing bimetallic demand worldwide.

The bimetallic wire industry is raw materials intensive with copper, aluminum and steel comprising the major cost components for products. Changes in the cost of raw materials are generally passed through to the customer, although there can be timing delays of varying lengths depending on the volatility in metal prices, the type of product, and competitive conditions.

Manufacturing Process

Manufacturing copper-clad products involves bonding copper strip to an aluminum or steel core, drawing the clad product to a finished diameter and heat treating as necessary depending upon the customer’s specifications. We use proprietary technologies developed in Dalian and Fayetteville. We also own the worldwide rights to other technologies. These proprietary technologies allow us to produce superior copper-clad products compared to other producers. The Copperweld acquisition has allowed us to share technology between our manufacturing locations. We have and will continue to integrate our technologies and equipment so we can better serve our customers from the location that permits us to deliver our products most efficiently to our customers. Our technology base allows us to produce superior products, our combined research and development department supports continuing development and the geographical spread of our manufacturing locations improves our ability to provide superior service to our international customer base.

Research and Development

We have combined our Research and Development Departments under a single manager to improve efficiencies and improve our coordination between facilities. We will continue to increase our R&D capacity and resources. In the fiscal years ended December 31, 2007, 2006 and 2005, we spent $154,127, $195,058 and $65,000 respectively, on research and development. We are dedicated to improving our current products and to developing new technologies and products that will improve the performance and capabilities of bimetallic materials. Because of our research and development ("R&D") initiatives in Dalian, we are recognized by the Dalian Municipal Government as a "new- and high-technology" enterprise and have been receiving governmental funding or subsidies for our operations and R&D activities. Complementary to our internal product research and development is outside research from China’s scientific research institutions. We have cooperated closely with various scientific research institutions to advance development of new products and production methods. We have on-going relationships with Tsinghua University, North East University of China and Dalian Institute of Technology. Recently, we have formed strategic partnership with the Optical and Electronic Cable Association of China to establish a joint research and development center to further enhance our technology leadership in the industry. Furthermore, in November 2007, we were appointed to the Copper-Clad Aluminum Executive Standards committee by the National Standardization Administration of China. As part of the Copper-Clad Aluminum Executive Committee, we will assist in drafting China’s first-ever nationwide standards for copper-clad aluminum wire.

Quality Control

Our quality control begins with our ordering process because we believe that to produce quality products we must use high quality raw materials. We provide our suppliers with our required specifications that apply to each category of raw material that we use. When the raw materials arrive, our quality inspectors inspect each shipment for critical factors. During the manufacturing process, every employee has the responsibility and authority to identify non-conforming material or any material that shows manufacturing imperfections.  Inspectors test our products during and after the manufacturing processes.

In our final inspection process, we complete additional testing to insure the customer receives what he has ordered. Additional testing in our laboratories includes breaking load, elongation, torsions, conductivity and the uniformity of the copper surface depending on the product and the individual customer’s requirements. We follow ISO guidelines in our process and in maintaining our testing equipment.

Warranties

We typically warrant all of our products and provide replacement or credit to our customers who are not satisfied with our products for a period of one year from the date of shipment. When we receive an indication that a product did not perform as expected, our quality control specialist and laboratory personnel test the product to determine if our process was correct for the specifications submitted by the customer and if the manufacturing process was completed as planned. If we failed to produce the product according to the customer’s specifications or if the manufacturing process was flawed, we provide immediate credit to the customer. If we produced the product to the customer’s specifications and if the manufacturing process was not flawed, we send a team to the customer’s facilities to see if we can assist the customer in correcting its process. Typically a team consists of at least one engineer, at least one experienced production person and the customer’s sales representative. If the product was manufactured to the proper specifications, our team works with the customer in developing corrective action to solve their problem.

We have not established reserve funds for potential customer claims because, historically, we have not experienced significant customer complaints about our products and none of our customers have requested damages for any loss incurred due to product quality problems. We believe that our customer support teams, our quality assurance and manufacturing monitoring procedures will continue to keep claims at a level that does not support a need for a reserve. We review customer returns on a monthly basis and may establish a reserve fund as we expand our business by volume and products. If we were to experience a significant increase in warranty claims, our financial results could be adversely affected.

Raw Materials and Suppliers

Our principal raw materials consist of copper, steel and aluminum rod. Other materials including packaging and shipping materials, lubricants and replacement parts for the equipment represent a relatively small part of our costs. Copper, steel and aluminum are available in the market and we have not experienced shortages. We are constantly reviewing sources for raw materials so that we do not expect shortages of these materials as we expand our business. During 2007, the largest raw material by weight was aluminum where, on a pro forma basis, Fushi and Copperweld purchased 17,917 metric tons of aluminum at an average cost of $2,481 per ton. Copper was second by volume at 7,809 tons at an average price of $8,016 per ton followed closely by steel at 7,104 tons with an average price of $946 per ton.

We have continued to significantly diversify our sources of supply. During 2006, two suppliers accounted for 41% of our raw material supply. During 2007, our five top suppliers provided 38.6% of our raw materials. Our acquisition of Copperweld made additional suppliers in different parts of the world available to us so we believe that we will continue to reduce our dependence on only a few suppliers in future periods.

We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating raw material prices. Our raw material price risk is mitigated because we pass changes in raw material costs to our customers. When we determine that purchase contracts with our primary suppliers are beneficial to us in order to maintain supplies of raw materials, we typically specify the quantity of raw material purchases for the following 6 to 12 months, based on our projected manufacturing output determined by the purchase orders we receive and from projections of expected sales provided by our global sales group. The raw materials are delivered in installments based on our order flow throughout the period. See "Risk Factors - Risks Related to Our Business- We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance."

In addition to these short-term purchase contracts, we also purchase from our primary suppliers or other suppliers to satisfy additional raw materials needs from additional orders we did not previously project. Due to fluctuating world wide supply and demand for our principal raw materials, we cannot guarantee that necessary materials will continue to be procured at the prices currently available or that are acceptable to our customers. However, prices adversely affecting the supply and prices of our raw materials have an equal or greater adverse effect on producers of alternatives to our bimetallic products. We maintain multiple suppliers for each type of raw material that we use and monitor the availability of additional suppliers so that we have access to sufficient raw material sources necessary to meet customer demand. Notwithstanding our supply availability practices, we do not have a guarantee that raw material availability will meet our demands. To the extent that our suppliers are not able to provide raw materials in sufficient quantity and quality on a timely and cost-efficient basis, our results of operations could be adversely impacted until we find other qualified suppliers.

Payment terms vary with each supplier. Some suppliers require payment prior to shipment, others offer varying terms from three to 30 days following shipment. Demand for raw material in the PRC often requires that we prepay for our raw materials. Price is often affected by our payment terms; therefore, we typically agree to shorter terms in exchange for reduced pricing for our raw materials. See “Risk Factors- Risks Related to Our Business- Increases in raw materials prices will increase our need for working capital.”

Customers

Our products' target markets are manufacturers of finished wire, cable products and other products using conductive materials. In most cases, our customers incorporate our products into end-products that they subsequently supply to their customers. The products we manufacture are used by these end-product makers as standard components, materials or parts that are built to their specifications. Therefore, our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used. Our technical and sales staff frequently provides technical and sales support to our customers.

We have a large customer base, with approximately 300 customers in 30 countries around the world. The geographic dispersion and large number of customers provide a diverse base of revenue sources that we believe provide additional insulation to slowing economic conditions in selected regions. As a result of our large and diverse customer base our largest customers account for an increasingly smaller, but healthy, percentage of net sales compared to past fiscal years. Our top 5 customers represented 24.6% and 28.9% of our net sales during the fiscal years ended December 31, 2007 and 2006, respectively on a pro forma basis. Times Fiber is the only customer that represents over 10% of the Copperweld’s 2007 sales, as well as on a pro-forma basis for the Company. Further, we anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business and shift our product portfolio to higher-margin products; however, we can give no assurance that this will be the case.

The following table sets forth our ten largest customers in fiscal 2007 on a pro forma basis:

Originating Office*	2007 Sales in USD	Percentage of Total Sales
Fayetteville	21,215,885	10.80%
Dalian	8,027,451	4.09%
Dalian	6,798,765	3.46%
Fayetteville	6,638,111	3.38%
Dalian	5,636,408	2.87%
Dalian	5,518,656	2.81%
Dalian	5,476,410	2.79%
Dalian	5,222,391	2.66%
Dalian	4,977,456	2.53%
Dalian	4,624,811	2.35%
	74,136,344	37.74%

*Full year Fayetteville sales included for illustrative purpose.

Marketing, Sales and Distribution

Our sales and marketing is now a global operation. We market and sell our products through our direct sales force. In some countries we use sales agents to provide assistance with or lead our sales and distribution in selected countries.

Since the acquisition of Copperweld, we have begun integrating our sales and marketing functions on a global basis under the direction of a global sales manager. A majority of the sales from our Dalian Sales and Marketing Department, consisting of 17 people, are made to PRC customers. There are five outside direct sales representatives working from the Fayetteville and Telford offices supported by five customer service representatives in addition to the global sales manager. During 2007, our sales people working outside of the PRC sold to 193 customers located in 30 countries. As a result of increasing demand for our products and as new marketing opportunities develop, we expect to increase our outside sales force by reassigning current employees and through adding additional qualified personnel. During the fourth quarter and continuing into the 2008 year, we provided professional sales training to our sales force.

Product Delivery and Risk of Loss

We usually deliver our products to our customers' place of business, while in some cases customers make their own delivery arrangements. Our Shipping Departments arrange for all deliveries regardless of the delivery method. In Dalian we have four heavy trucks and eight contracted drivers that allow us to ship up to 30 tons per day. In Fayetteville and Telford, we use common carriers. International shipments are arranged through several ocean freight forwarding companies.

We include shipping expenses in the purchase price of our products or as separately stated charges. In either instance delivery costs are ultimately borne by our customers. In addition, some orders require us to purchase freight insurance on behalf of a customer in which case the cost of such freight insurance is included in the purchase price of the products.

Insurance

Product Liability Insurance

We currently do not carry product liability or other similar insurance to cover products made and shipped within the PRC. While product liability lawsuits in the PRC are rare and we have never experienced significant failures of our products, we cannot give any assurance that we will not have exposure for liability in the event of the failure of any of our products in the future. Outside of the PRC, litigation surrounding product liability is more prevalent and we have both primary coverage and umbrella coverage for our international business which is shipped primarily from our Fayetteville and Telford facilities.

Property Insurance and Other Insurance

We maintain property and casualty insurance coverage consistent with local rules and best practices in the PRC, Fayetteville, TN and Telford, England. We use different insurers in each location and solicit competitive bids on a regular basis. We believe that we are adequately protected with an appropriate level of insurance coverage from normally anticipated events. We remain aware of replacement values

Seasonality

Our Fayetteville facility has historically experienced seasonal fluctuations in revenues, operating income and net income. Sales volumes out of Fayetteville are generally lower in our fourth and first quarters, due primarily to cold weather related reduction in demand in our Telecommunication and Utility product lines and shutdown of our facility during the year-end holidays. Additionally, Telecommunication, Utility and Automotive markets in the PRC historically experience a slowdown in demand during our first quarter due to the Chinese New Year holiday, however, we have yet to experience historically significant seasonality fluctuations in our revenues, operating and net income out of our Dalian facility due to aggressive organic expansion in our production capabilities over the past two years.

Competition

Competition in the bimetallic industry, particularly in the PRC, can be characterized by rapid growth and a concentration of manufacturers, primarily due to rising copper prices and accelerated replacement of copper by bimetallic products applications. The most significant factors that affect our competitive position are:

•	the performance and cost effectiveness of our products relative to those of our competitors;

•	our ability to manufacture and deliver products in required volumes, on a timely basis and at competitive prices;

•	the superior quality and reliability of our products;

•	our customer support capabilities, both from an engineering and operational perspective;

•	excellence and flexibility in operations;

•	world leader in bimetallic products;

•	effectiveness of customer service and our ability to send experienced operators and engineers as well as a seasoned sales force to assist our customers.;

•	overall management capability.

We believe that we can differentiate ourselves by offering superior product quality, timely delivery, and better value. See "Risk Factors - Risks Related to Our Business -- We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue."

Our goal is to maintain our position as the worldwide leader in the bimetallic industry. Set forth below are our measures and strategies:

•
 Manufacturing. By improving our production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, we will strive to maintain and expand our profit margins.

•
Research and Development. With the addition of the Fayetteville R&D department and the consolidation of our research and development capabilities we are well positioned to improve our existing products and to develop new applications for our customers and potential customers. We will continue to expand our association with the various universities and organizations who promote and support research into bimetallic technologies.

•
Domestic and International Expansion. We are a global company and as such we will continue to seek opportunities all around the globe in addition to continuing to expand our presence in our existing markets.

•
Raw Materials. We mitigate the risk of increases in raw material price volatility by passing changes in raw material prices through to our customers. We mitigate volatile supplies through effective planning, working closely with key suppliers to obtain the best possible supply schedules and delivery terms.

•	Acquisitions/ Strategic Alliance. We remain aware of opportunities that develop where we have opportunities to add to our product mix and global strategies in that will increase shareholder value.

Intellectual Property

Our principal intellectual property rights are our patents, patent application and the trademarks "FUSHI" and “Copperweld”. Additionally we have acquired the rights to superior processes that can be renewed when they expire in 2015. We continue to improve the products for which we hold the rights and through our research department, we anticipate continuing our development of proprietary intellectual properties. We employ the services of a law firm to maintain our trademark registrations throughout the world and to identify any potential infringements on our trademarks or our patents.

Domain Names. we own and operate websites, under the internet domain names www.fushiinternational.com, www.fushiinternational.cn, www.copperweld.com, www.copperweldbimetallic.com , and www.fushicopperweld.com. We pay an annual fee to maintain our registrations and for a service that identifies of any potential infringement on our domain names. The information contained on our website does not form part of this report.

Government Regulation

As a global company we are subject to rules and regulations imposed by a wide range of countries and are diligent in maintaining an awareness of those rules. Fushi Copperweld, Inc is a SEC registered company and as such, is subject to rules and regulations regarding our securities and disclosure requirements. Our headquarters and a major manufacturing facility are located in the PRC and as such, we are subject to various tax and business governance rules and regulations imposed by the PRC and it political subdivisions. We also operate a major operation in Fayetteville TN and are subject to various commercial and taxing regulations imposed by the US and Tennessee as well as local governments. Our UK operation is subject to rules and regulations applicable to businesses operating in Great Britain. Failure to comply with the various government regulations can have a negative impact on our company; therefore we are diligent in our compliance with these rules and regulations.

In addition, our common stock is traded on the NASDAQ stock exchange. NASDAQ, while not having the force of governmental regulations, imposes significant corporate governance and reporting rules where failure to follow its rules can have an adverse impact on the public’s perception of investing in our stock.

Backlog of Orders

We estimate that we have $17.3 million in backlogged orders which we believe are firm orders on March 14, 2008 as compared to $10.4 million on March 14, 2007. We believe 95% of our backlogged orders will be filled by the end of our fiscal year.

Environmental Compliance

We are subject to environmental regulations that are generally applicable to manufacturing companies in the PRC and in the US and we are subject to periodic inspection by environment regulators and must follow specific procedures in some of our processes. We do not have a record of violating environmental regulations or approved practices either in the PRC or in the US.

Employees

We have approximately 582 employees in Dalian, 119 in Fayetteville and 19 in Telford. Of Dalian and Fayetteville employees, approximately 60% work in manufacturing and 79% of Telford works in the manufacturing process. The remainder of employees includes engineers, sales and administrative personnel.

ITEM 1A RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We began the sale of copper-clad aluminum wire in 2002. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we cannot assure you that we will maintain our rate of growth, our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

-	expand our product offerings and maintain the high quality of our products;
-	maintain our proprietary copper-cladding technology for the manufacturing of bimetallic wires;
-	manage our expanding operations, including the integration of Copperweld Bimetallics and any future acquisitions;
-	maintain adequate control of our expenses;
-	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;
-
anticipate and adapt to changing conditions in the bimetallic products markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

Quarterly operating results may fluctuate

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for and shipments of our products and changes in the prices of copper which directly affect the prices of our products and may influence the demand for our products. Therefore, quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, increases in utility costs (particularly electricity) and various types of insurance coverage and interruptions in plant operations resulting from the interruption of raw material supplies and other factors. Some uses of our products are subject to seasonality factors which can affect our quarter to quarter results as well.

Fluctuating copper prices impact our business and operating results.

Copper prices, which have increased over the past several years, have varied significantly and may vary significantly in the future because the copper industry is highly volatile and cyclical in nature. This affects our business both positively and negatively - as our products are a substitute for pure copper wire, higher prices increase demand, while lower copper prices can decrease demand. Numerous factors, most of which are beyond our control, influence copper price. These factors include general economic conditions, industry capacity utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. We mitigate the impact of changing raw material prices by passing changes in prices to our customers by adjusting prices at least monthly to reflect changes in raw material prices, as is customary in the industry. We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The bimetallic industry is becoming increasingly competitive. The principal elements of competition in the bimetallic industry are, in our opinion, pricing, product availability and quality. While we believe that we have attained a leadership position with respect to all of these factors, our major competitors with substantially greater resources than us may be better able to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which may sacrifice market share. Sales and overall profitability would be reduced under either scenario. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

We may not be able to effectively control and manage our growth.

If our business and markets grow and develop as we expect, it will be necessary for us to finance and manage expansion in an orderly fashion. In addition, we may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management and facilities. Failure to manage these growth and expansion could interrupt or adversely affect our operations and cause production backlogs, longer product development time frames and administrative inefficiencies.

A significant portion of our sales are derived from a limited number of customers, and results from operations could be adversely affected and stockholder value harmed if we lose these customers.

Our revenue is dependent, in large part, on significant orders from a limited number of customers. Sales to our five largest customers accounted for approximately 41%, 28.9% and 24.6% of our net sales during the years ended December 31, 2005, 2006, and 2007 respectively. We believe that revenue derived from current and future large customers will continue to decline but will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large customers would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Shortages or disruptions in the availability of raw materials could have a material adverse effect on our business.

Aluminum and steel rods and copper strips, our principal raw materials, collectively accounted for approximately 93 % of our costs of goods sold in Dalian and just over 75% for Fayetteville during the fiscal year ended December 31, 2007. We expect that raw materials will continue to account for a significant portion of our cost of goods sold in the future. The prices of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages in the supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse affect on our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use. During the fiscal year ended December 31, 2007, purchase from our three largest suppliers of metal raw materials represented approximately 43.0% of our total raw material purchases. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with most of our suppliers and we may have limited options in the short-term for alternative supply if these suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

Due to increased volatility of raw material prices, the timing lag between the raw material purchase and product pricing can negatively impact our profitability.

Volatility in the prices of raw materials, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. For example, our manufacturing activities are determined, and raw materials purchase scheduled, upon forecasted demand while sales prices are determined at the time of order placement, subject to adjustment at fulfillment. The lag between the point when raw materials are acquired in advance and the point when products are actually priced may impact us both positively and negatively, resulting in increased or reduced profitability. In addition, we routinely maintain a certain level of finished goods inventories to meet near term expected demand. Pricing for the sale of these inventories is generally based on current raw material prices. Rapid declines in the price of raw materials may result in our inventories being carried at costs in excess of net realizable value and may have an adverse effect on our results of operations and the price of our common stock.

Increases in raw materials prices will increase our need for working capital.

As the prices of raw materials increase, our working capital requirements increase. Increases in our working capital requirements can materially adversely impact our results of operations, our cash flow and our available liquidity to fund other business needs. Furthermore, there is no assurance we would be able to finance additional working capital requirements or finance such working capital requirements on favorable terms. If we were unable to obtain financing on favorable terms, our business and results of operations may be adversely affected. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and capital resources” below.

Increases in raw materials prices may increase credit and default risk with respect to our customers.

Increases in the price of our products, as raw material prices rise, may place additional demands on the working capital and liquidity needs of our customers. Accordingly, our customers’ cash flow may be negatively impacted which may have an adverse affect on the timing and amount of payment on our accounts receivable, which would in turn, negatively affect our results of operations.

We face manufacturing challenges.

The volume and timing of sales to our customers may vary due to: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; design changes; changes in our customers’ manufacturing strategy; and acquisitions of or consolidations among customers. Due in part to these factors, many of our customers do not commit to long-term production schedules. Our inability to forecast the level of customer orders with certainty makes it difficult to schedule production and maximize utilization of manufacturing capacity. Customers may cancel their orders, change production quantities or delay production for a number of reasons and such actions could negatively impact our operating results. In addition, we make significant operating decisions based on our estimate of customer requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of those customers.

Our rapid expansion could significantly strain our resources, management and operational infrastructure which could impair our ability to meet increased demand for our products and hurt our business results.

To accommodate our anticipated growth and integrate the acquisition of Copperweld Bimetallics, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

If we fail to accurately project market demand for our products, our business expansion plan could be jeopardized and our financial condition and results of operations will suffer.

We plan to increase our annual manufacturing capacity and relocate unused capacity from Fayetteville, Tennessee to Dalian, China, to meet an expected increase in demand for our products in the Asia Pacific region. Our decision to increase our manufacturing capacity was based primarily on our projected increases in our sales volume and growth in the size of the bimetallic market in China. If actual customer orders are less than our projected market demand, we may suffer overcapacity problems and may have to leave capacity idle, which can reduce our overall profitability and hurt our financial condition and results of operations.

If the bimetallic industry does not grow as we expect or grows at a slower speed than we expect, our sales and profitability may be materially adversely affected.

We derive most of profits from sales of our products in China. The continued development of our business depends, in large part, on continued growth in the bimetallic industry in China. Although China’s bimetallic industry has grown rapidly in the past, it may not continue to grow at the same growth rate in the future or at all. Any reduced demand for our products, any downturn or other adverse changes in China’s bimetallic or related industries could severely impact the profitability of our business.

We face the possibility that our gross margins may decline.

In response to changes in product mix, competitive pricing pressures, increased sales discounts, introductions of new competitive products, product enhancements by our competitors, increases in manufacturing or labor costs or other operating expenses, we may experience declines in prices, gross margins and profitability. To maintain our gross margins we must maintain or increase current shipment volumes, develop and introduce new products and product enhancements and reduce the costs to produce our products. If we are unable to accomplish this, our revenue, gross profit and operating results may be below our expectations and those of investors and analysts.

We may encounter problems associated with our global operations.

As a result of the Copperweld acquisition, a significant portion of our operations consists of manufacturing and sales activities outside of PRC, primarily in the US. Our ability to sell our products and conduct our operations globally is subject to a number of risks. Local economic, political and labor conditions in each country could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business. Additionally, we face the following risks:

-	International business conditions including the relationships between the U.S., Chinese and other governments;
-
Unexpected changes in laws, regulations, trade, monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S., China or other foreign countries;

-	Tariffs, quotas and other import or export restrictions and other trade barriers;
-	Difficulties in staffing and management;
-	Language and cultural barriers; and
-	Potentially adverse tax consequences.

The anticipated benefits of the Copperweld transaction may not be realized.

We entered the Copperweld acquisition agreement with the expectation that the acquisition will result in a number of benefits to us including, among other things:

-	enhanced revenues;
-	broader product offering;
-	significant savings on capital expenditures;
-	expansion of our global distribution and manufacturing capabilities;
-	operational improvements;
-	more effective use of our production capacity; and
-	diversification of our customer base.

Achieving the anticipated benefits of the Copperweld acquisition is subject to a number of uncertainties, including,

-	whether we can successfully integrate our business with Copperweld's business in an efficient and effective manner;

-	the reaction of our existing or potential competitors to the transaction; and
-	general competitive factors in the marketplace.

Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially impact our business, financial condition and operating results.

The anticipated synergies and cost savings of the Copperweld transaction may not be realized.

The success of the combined company after the Copperweld acquisition will depend, in part, on our ability to realize the anticipated growth opportunities, cost savings, more efficient use and location of production capacity, profitability enhancement, streamlining overheads and operating structure to optimize efficiency, building upon best practices in technology and manufacturing, reassessment of the inventory and supplier base to insure the availability of products at competitive prices. We cannot provide any assurance that these anticipated synergies and cost savings can be achieved in the amounts or during the periods expected. Further, we cannot provide any assurance that these actions can be completed without disruption to our business that the desired actions can be completed in the anticipated period of time or that anticipated improvements in operating performance can be achieved.

There may be difficulty integrating Fushi's and Copperweld's businesses and substantial costs may be incurred in connection with the integration.

Achieving the anticipated benefits of the Copperweld acquisition will depend on the successful integration of Fushi’s and Copperweld's products, services, operations, personnel, technology and facilities in a timely and efficient manner. Although we do not anticipate material difficulties in connection with such integration, the possibility exists that difficulties could be experienced, especially given the cultural difference, time zone difference, and language differences. The time and expense associated with converting the businesses of Fushi and Copperweld to a common platform may exceed our expectations and limit or delay the intended benefits of the transaction. Similarly, the process of reallocating machinery and capacity, combining sales, marketing and manufacturing forces, consolidating administrative functions, and coordinating product and service offerings could take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occur, the benefits of the transaction may be reduced.

Integrating our business with that of Copperweld can be a complex, time-consuming and expensive process. Before the acquisition, Fushi and Copperweld operated independently, each with its own business, products, customers, employees, culture and systems. Fushi may face substantial difficulties, costs and delays in integrating the two businesses. These difficulties, costs and delays may include:

-	Costs and delays in moving additional capacity from Fayetteville, TN to Dalian, China;
-	Costs and delays in implementing common systems and procedures;
-	Difficulties in combining research and development teams and processes;
-	Potential difficulty in combining the separate product technologies of Fushi and Copperweld;
-	Perceived adverse changes in product offerings available to customers or in customer service standards, whether or not these changes do, in fact exist;
-	Difficulty comparing financial reports due to differing financial and/or internal reporting systems and practices;
-	Diversion of management resources from the business;
-	The inability to retain existing customers of each company;
-	Reduction or loss of customer orders due to the potential for market confusion, hesitation and delay;
-	Challenges in retaining and integrating management and other key employees of Fushi and Copperweld;
-	Difficulty in coordinating operations in an effective and efficient manner; and
-	The inability to achieve the synergies anticipated to be realized from the acquisition on the timeline presently anticipated, or at all.

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

The integration process may result in a loss of key personnel of Fushi and/or Copperweld.

Fushi and Copperweld both depend on the services of their key personnel. Current and prospective employees of Fushi and Copperweld may become uncertain or dissatisfied about their changing or future roles with Fushi as the integration evolves. Uncertainty or dissatisfaction may affect the performance of such personnel adversely and the ability of each company to retain and attract key personnel. The loss of the services of one or more of these key employees or the inability of Fushi or Copperweld to attract, train, and retain qualified employees could result in the loss of customers or otherwise inhibit the ability of Fushi to integrate and grow the combined businesses effectively.

The combination of Copperweld and Fushi may result in a loss of customers of Copperweld and/or Fushi.

Some customers may seek alternative sources of product and/or services due to, among other reasons, a lack of desire to do business with our combined company or perceptions that we may not continue to support and develop certain products. Difficulties in combining operations could also result in the loss of, potential disputes or litigation with, customers. Any steps by management to counter such potential increased customer attrition may not be effective. Failure by management to retain customers could result in worse than anticipated financial performance.

There may be unknown risks inherent in our acquisition of Copperweld, which could result in a material adverse effect on our business.

There may be risks associated with the acquisition of Copperweld, though not expected, that may not be yet apparent. Any discovery of adverse information concerning Copperweld since we acquired the entity could have a material adverse effect on our business, financial condition and results of operations. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

Copperweld’s ability to sustain profitability is uncertain.

Prior to its acquisition by us, Copperweld incurred losses for the entire time it operated as a stand-alone business. The combined company’s ability for the Fayetteville, TN location to generate sufficient revenues and make profits is dependent in large part on its ability to move more value-added production in house, control manufacturing related costs, manage its growth related expenses, make additional capital expenditure, expand its customer base, increase sales of its current products to existing customers, enter into additional supply and manage its working capital and other financial resources. We cannot provide any assurance that improved profitability can be achieved at the Fayetteville location in the amounts or during the periods expected.

We face risks associated with future investments or acquisitions.

An important element of our growth strategy is to invest in or acquire businesses that will enable us, among other things, to expand our manufacturing capacity and the products we offer. However, we may be unable to identify suitable investment or acquisition candidates or may be unable to make these investments or acquisitions on commercially reasonable terms, if at all.

If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. The successful integration of any acquired businesses requires us to:

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

We may not be able to prevent others from unauthorized use of Fushi Copperweld patents, which could harm our business and competitive position.

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

There have been historical deficiencies with our internal controls and these remain areas of our internal and disclosure controls that require improvements, and we are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq Global Market. Any such action could adversely affect our financial results and the market price of our stock.

Potential environmental liability could have a material adverse effect on our operations and financial condition.

As a manufacturer, we are subject to various Chinese environmental laws and regulations on air emission, waste water discharge, solid wastes and noise. Although we believe that our operations are in substantial compliance with current environmental laws and regulations, we may not be able to comply with these regulations at all times as the Chinese environmental legal regime is evolving and becoming more stringent. Therefore, if the Chinese government imposes more stringent regulations in the future, we will have to incur additional and potentially substantial costs and expenses in order to comply with new regulations, which may negatively affect our results of operations. If we fail to comply with any of the present or future environmental regulations in any material aspects, we may suffer from negative publicity and may be required to pay substantial fines, suspend or even cease operations.

Regulations promulgated by the US government, the State of Tennessee and local authorities impose environmental rules and regulations on our Fayetteville operation. Our Fayetteville plant is subject to regular reporting to and inspections by local, state and federal authorities. To date, inspections have not found our Fayetteville plant in violation of any rules or regulations. We believe that we comply in all material respects with the environmental rules imposed on our Fayetteville plant. Our internal procedures require regular monitoring of our processes to assure that we do not violate environmental standards. Failure to comply with Chinese or US environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

We do not presently maintain product liability insurance in the PRC, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.

We currently do not carry any product liability or other similar insurance in China. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the United States, where product liability claims are more prevalent. We carry product liability insurance for our Fayetteville operations but we have no assurance that the coverage would be sufficient in the event of a claim.

We have purchased automobile insurance with third party liability coverage for our vehicles. In addition, we have purchased property insurance from China United Property Insurance Company to cover real property and plant. Except for property and automobile insurance, we do not have other insurance such as business liability or disruption insurance coverage for our operations in the PRC. In the event of a significant product liability claim or other uninsured event, our financial results and the price of our common stock may be adversely affected. Likewise, we maintain casualty insurance for our plant and equipment in Fayetteville and Telford; however, we cannot assure you that the coverage would be sufficient to replace our equipment in the event of a catastrophe.

We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims.

Our product warranties against technical defects of our copper-clad products wires vary, depending on our purchase orders with customers. The warranties require us to replace defective components and pay for the losses customers incur from defective products or a certain percentage of the purchase price as liquidated damages for our failure to meet the specified product specifications and packaging requirements in the purchase orders. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

We could suffer significant business interruptions.

Our operations and those of our suppliers may be vulnerable to interruption by natural disasters such as the snow storm recently experienced in certain parts of China, or other disasters such as fires, explosions, acts of terrorism or war, or failures of our management information or other systems. If a business interruption occurs, our business could be materially and adversely affected.

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

A majority of our operations are conducted in the PRC and more than 92.1% of our net sales for 2007 were generated from sales in the PRC. (Had Copperweld’s operations for the full year been combined with Fushi, the percentage of sales in the PRC would have approximated 63%) Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The bimetallic wire industry in the PRC is growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. With the addition of Copperweld we are now exposed to global economic conditions. In the future, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments globally or in a large segment of the world can have adverse economic developments and may materially and adversely affect our business.

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

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than investments in our subsidiaries and affiliates, Copperweld Bimetallics, LLC, Fushi International (Dalian) and Dalian Fushi. As a result of this holding company structure, we rely on dividends payments from our subsidiaries for funds. PRC regulations, which apply to Fushi International (Dalian) and Dalian Fushi, currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Fushi International (Dalian) and Dalian Fushi also are required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if Fushi International (Dalian) or Dalian Fushi incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Fushi International (Dalian) are unable to receive all of the revenues from operations or if Copperweld is unable to pay dividends to the parent, we may be unable to pay dividends on our common stock. See also "Risk Factors--Risks Related to an Investment in Our Common Stock -- We are unlikely to pay cash dividends in the foreseeable future."

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

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Since a significant portion of our revenues are earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi the U.S. dollar equivalent of the we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

	Noon Buying Rate
Period	Period End	Average(1)	Low	High
(RMB per US$1.00)

2002	8.2800	8.2772	8.2800	8.2700
2003	8.2767	8.2771	8.2800	8.2765
2004	8.2765	8.2768	8.2774	8.2764
2005	8.0702	8.1826	8.2765	8.0702
2006	7.8041	7.9636	8.0702	7.8041
2007	7.2946	7.5806	7.8127	7.2946

(1)	Annual averages are calculated from month-end rates. Monthly averages are calculated using the average of the daily rates during the relevant period.

(2)
Unless otherwise noted, all translations from RMB to U.S. dollars and from U.S. dollars to RMB in this report were made in the statement of operations at 7.2947 to $1, balance sheet at 7.2939 to $1 and equity section at historical rates.

If preferential tax concessions granted by the PRC government are changed or expire, our financial results and results of operations would be materially and adversely affected.

Our results of operation may be adversely affected by changes to, or expiration of, preferential tax concessions that our subsidiaries in the PRC currently enjoy. The statutory tax rate generally applicable to domestic PRC companies is 33%, including 30% state income tax and 3% local income tax. Our subsidiaries, Fushi International (Dalian) as a Wholly Foreign Owned Enterprise, or WFOE, and Dalian Fushi as a “new or high-technology enterprise” located in Economic Development Zone of the Dalian City, have been subject to tax exemptions or relatively low tax rates. The estimated tax savings for the year ended December 31, 2007 without preferential tax treatment amounted to approximately $12.8 million.

As the newly adopted PRC corporate income tax law comes into effect, preferential tax benefits currently granted to WFOE’s are to be phased out and we would be subject to the same tax treatment as a domestic Chinese company, applying a uniform 25% tax rate to company profits. The loss of these preferential tax treatments that are currently available to us will have a material and adverse effect on our financial condition and results of operations and could adversely impact the price of our common stock.

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

A renewed outbreak of SARS or another widespread public health problem in the PRC, where a substantial portion of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that could leave us without many employees to conduct our business which would materially and adversely affect our operations and financial condition.

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

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK.

Our existing shareholders have substantial influence over our company and their interests may not be aligned with the interests of our other shareholders.

Mr. Li Fu, our founder, chief executive officer and chairman of our board of directors, beneficially owns 41.6% of our outstanding share capital as of March 14, 2008. As such, Mr. Fu has substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our stock. These actions may be taken even if they are opposed by our other shareholders.

We are unlikely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, particularly those in the PRC, from time to time, may be subject to restrictions on its ability to make distributions to us, including as a result of restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. See, "Risk Factors-Risks Related to Doing Business in the PRC— Fushi International (Dalian) and Dalian Fushi are subject to restrictions on paying dividends and making other payments to us", Risk Factors-Risks Related to Doing Business in the PRC— Governmental control of currency conversion may affect the value of your investment" and "Market for Our Common Stock— Dividends."

Due to limited liquidity, our stock is subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market may be subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

RISKS RELATED TO OUR HIGH YIELD AND CONVERTIBLE NOTES

Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.

On January 25, 2007, we entered a Notes Purchase Agreement with Citadel Equity Fund, LLC, as well as Indentures, a Share Pledge Agreement and an Investor Rights Agreement. The Notes Purchase Agreement relates to the purchase and sale of $40 million Guaranteed Senior Secured Floating Rate Notes Due 2012 and $20 million of 3% Guaranteed Senior Secured Convertible Notes Due 2012 (collectively “Notes”).

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

The Notes and their corresponding debt could have significant consequences to investors. For example, they could:
-	reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;

-	limit our ability to obtain additional financing for working capital, capital expenditures, and other general corporate requirements;

-	expose us to interest rate fluctuations because the interest rate is variable;

-	increase our vulnerability to general adverse economic and industry conditions;

-	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

-	restrict us from making strategic acquisitions or pursuing business opportunities;

-	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

-	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and

-	place us at a competitive disadvantage compared to competitors that may have proportionately less debt.

In addition, our ability to make scheduled payments or refinance our obligations depends on our successful financial and operating performance, cash flows, and capital resources, which in turn depend upon prevailing economic conditions and certain financial, business, and other factors, many of which are beyond our control. If our cash flows and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or deplete our working capital, reduce or delay capital expenditures, sell material assets or operations, obtain additional capital, restructure our debt, or declare bankruptcy. In the event that we are required to dispose of material assets or operations to meet our debt service and other obligations, the value realized on such assets or operations will depend on market conditions and the availability of buyers. Accordingly, we may be forced to sell at an unfavorable price.

We have pledged the shares of our subsidiaries as security for the Notes and upon a default, we could lose those securities and therefore, our business.

Pursuant to our Share Pledge Agreement, we have pledged the shares of our wholly owned subsidiary, Fushi Holdings, and its shares of Fushi International (Dalian) as security for our obligations under the Notes. In the event of a default, we could lose the shares of our subsidiaries and therefore, a major portion of our business, to the holders of the Notes which would materially and adversely affect the price of our common stock.

The issuance of shares upon conversion of the Convertible Notes may result in substantial dilution and may depress the market price of our common stock.

As of March 14, 2008, we had 27,454,161 shares of common stock issued and outstanding, including 2,142,857 shares converted from the $15 million out of the $20 million Convertible Notes held by Citadel. The balance $5 million Convertible Notes are convertible into 714,286 additional shares should Citadel elect to convert in the future. Due to the conversion or the likelihood of conversion, our ordinary shareholders may experience substantial dilution and the market price of our shares of common stock could decline. Further, the perception that such convertible securities have been converted could adversely affect the market price of our shares of common stock. In addition, during the time that the foregoing Convertible Notes are outstanding, they may adversely affect the terms on which we could obtain additional capital.

Future sales by us or our existing shareholders could depress the market price of our common shares.

If we or our existing shareholders sell a large number of shares of our common stock, or if we sell additional securities that are convertible into common stock, the market price of our common stock could decline significantly. Further, even the perception in the public market that we or our existing shareholders might sell shares of common stock could depress the market price of our ordinary stock.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

Registered Owner of land use right	Location & Certificate of Land Use Right Number	Usage	Square Meters	Construction on the Land	Term of Use Right

Dalian Fushi	1 Shuang Qiang	Industrial	103,605 Sq. M;	Dalian Fushi's	50 years from
	Road, Yang Jia	Use		new facilities	July, 2003
Village, Jinzhou
District, Dalian,
PRC; #0625014

Dongyi	8 Hai La'er Road,	Industrial	3,569 Sq. M;	Dalian Fushi's	40 years from
	Dalian	Use		old facilities	March 4, 1989
Development Zone;
PRC;
#0626006
	Wafargdian, Dalian	Industrial			50 years

Copperweld Bimetallics LLC	254 Cotton Mill Rd., Fayetteville, TN	Industrial	52 Ares or 210,437	Industrial Building of 285,000 Sq.ft. or 26,477 Sq. M.	1975 with Construction in 1975, 1990, 1995, 1998

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

The land registered under our name, as well as the buildings and improvements on the land, secures our bank loans from Bank of China and Industrial and Commercial Bank. We acquired rights to the Wafergdian property during the fourth quarter of 2007 in order to have access to electrical power required to operate larger machines. The property is currently used for retail trade but such use will cease if we develop the property. Management has not determined when construction will begin on this property.

Copperweld Bimetallics, LLC’s predecessor company acquired the Fayetteville Tennessee property in 1975 though a Payment In Lieu of Taxes (PILOT) program commonly offered in Tennessee by local industrial community development programs established to encourage industry development. Copperweld owns the property but the Industrial Development Board holds a lease on the property to secure qualify the “In Lieu of Taxes”. There is no financing lien on the property. The net affect of the lease is to provide Copperweld with a reduction in local city and county property taxes to a rate of 50% of the normal rate.

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

On December 11, 2006 we received service of a complaint filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. (collectively the “Kuhns Brothers”) in the United States District Court, District of Connecticut on November 27, 2006. Since that time, Kuhns Brothers have revised their complaint three times, and are currently seeking damages in excess of $7.0 million, primarily stemming from an alleged breach of an engagement letter agreement, dated May 27, 2005, by and between Kuhns Brothers, Inc. and Dalian Fushi Bimetallic Manufacturing Company Ltd., which was terminated in September 2006. The Kuhns Brothers’ claims are without merit and we intend to vigorously defend the action, and a trial has been scheduled for April 3, 2008. Except as described above, we are not currently involved in any material litigation.

We believe that the outcome of the matter above will have no material effect on our financial condition or results of operations. Except as described above, we are not currently involved in any material litigation.

September 19, 2006, the Company was named a defendant in a pending litigation that was filed at the China International Economic and Trade Arbitration Commission over a disputed investment consulting agreement. The damage claimed was $420,000 for past due commission. The Company claimed that the plaintiff did not render services as stipulated in the agreement. In 2007, the Company resolved the litigation with a one time payment of $200,000 as final settlement to the arbitration, which was expensed in 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no stockholders meetings in the fourth quarter of this fiscal year. On October 24, 2007, the holder of 53.5% of the issued and outstanding common stock of the Company’s approved the adoption of the Fushi International, Inc. 2007 Stock Incentive Plan.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is currently quoted on the NASDAQ Global Market under the trading symbol "FSIN."

On March 14, 2008, the last reported close price of our common stock was $15.80 per share.

As of March 14, 2008, there were 27,454,161 shares of our common stock issued and outstanding on a fully diluted basis, and there were approximately 726 holders of record of our outstanding shares.

The closing prices for the fiscal quarters for fiscal years ended on December 31, 2006 and December 31, 2007 are set forth below(1):

Quarter Ended	High	Low	Closing Price

03/31/2006	$5.15	$5.15	$5.15

06/30/2006	$7.50	$7.50	$7.50

09/29/2006	$7.25	$7.10	$7.25

12/29/2006	$5.20	$4.96	$5.10

03/30/2007	$8.80	$8.10	$8.20

06/29/2007	$13.15	$12.80	$13.15

09/28/2007	$15.10	$13.60	$13.95

12/31/2007	$25.70	$24.30	$25.17

(1) Closing prices prior to 2006 are omitted as we completed as reverse merger in December, 2005.

Dividends

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

Equity Compensation Plan Information at December 31, 2007

The following table sets forth information as of December 31, 2007 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding equity awards($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1) Fushi International, Inc. 2007 Stock Incentive Plan.	335,000	18.62	465,000	(2)

Equity compensation plans not approved by security holders Issuances of non-qualified options to employees (2)	775,000	$12.41	—

Total	1,110,000	$14.29	465,000

1 On October 24, 2007, the holder of 53.5% of the issued and outstanding common stock of the Company’s approved the adoption of the Fushi International, Inc. 2007 Stock Incentive Plan which will be effective upon the filing of a definitive 14C with the Securities and Exchange Commission. On October 29, 2007, in connection with Mr. J. Christopher Finley’s employment as Chief Operating Officer and Mr. James Todd’s employment as Financial Controller, the Board of Directors approved a non-qualified stock option grant to Mr. Finley and Mr. Todd in the amounts of 190,000 shares and 135,000 shares of common stock of the Company, respectively, for a service period of two years, vesting over a two (2) year period with 12.5% of the options vesting each quarter for eight (8) quarters. The exercise price of the grants is $18.69. On November 13, 2007 an option was granted to Nathan J. Anderson, our Director of Investor Relations of the Company to purchase 10,000 shares of our common stock at $16.36 per share, of which 5,000 shares vested upon the date and 2,500 shares vest on each of May 13, 2008 and November 13, 2008 and terminate two years after the date of vesting.

2 On May 21, 2007 options were granted to executives of the Company to purchase 500,000 shares of our common stock at an exercise price of $12.30 per share vesting over two years and terminate within two years of the date of vesting. On June 17, 2007 options were granted to directors of the Company to purchase 150,000 shares of our common stock at an exercise price of $12.30 per share vesting over two years and terminated two years after the date of vesting. On October 27, 2007 an option was granted to Christopher Wang, our Chief Financial Officer to purchase 125,000 shares of our common stock at $13.70 per share which vested upon the date of the grant and terminate three years after the date of vesting. All of the options were granted in exchange for services. All options were issued with an exercise price that equaled or exceeded fair market value on the date of the grant. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). No other options were issued during the twelve months ended December 31, 2007.

STOCK PERFORMANCE GRAPH

Preceding is a graph comparing the cumulative total shareholder return on our Common Stock to the cumulative total return of the NASDAQ Composite and NASDAQ Industrial Indexes. We believe that the NASDAQ Composite and NASDAQ Industrial Indexes are appropriate indexes for comparison but it is not necessarily reflective of future performance. While many of the companies listed on those indexes may be larger in size based on market capitalization, the type of business of the small growth companies is comparable to our activities. The graph is generated by assuming that $100 was invested on the last trading day in the fiscal year ended December 31, 2005 in each of our Common Stock, the and the NASDAQ Composite and NASDAQ Industrial Indexes (all assume no dividends).

This performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or subject to the liability of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act or Exchange Act, except to the extent that we specifically request incorporation by reference thereof.

Information used on the graphs was obtained from Research Data Group, Inc, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Recent Sales of Unregistered Securities.

During the fiscal year ended December 31, 2007, a total of 2,103,892 warrants were exercised, with 2,056,015 exercised at $3.67 per share and 47,877 at $3.11 per share. The shares of common stock issued upon exercise were issued in reliance on Section 4(2) under the Securities Act of 1933.

On January 24, 2007, we and our subsidiaries, entered into a Note Purchase Agreement with Citadel Equity Fund Ltd. providing for the purchase of $40,000,000 of our Guaranteed Senior Secured Floating Notes due de 2012 and $20,000,000 of our 3% senior Secured Convertible Notes due 2012. The notes were issued upon reliance on Regulation D and Section 4(2) under the Securities Act of 1933.

On October 26, 2007, the Company entered into a Securities Purchase Agreement with a number of institutional investors providing for the purchase of an aggregate of 2,786,000 of our common stock for an aggregate purchase price of $39,000,000 ($14.00 per share). The shares of common stock issued upon exercise were issued in reliance on Regulation D and Section 4(2) under the Securities Act of 1933.

Issuer Purchases of Equity Securities.

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. You should read the following table in conjunction with the consolidated financials statements and related notes contained elsewhere in the report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	($ in thousands, except per share data)
Consolidated Statements of Operations Data
NET REVENUE	128,222	67,596	33,709	15,662	11,955
COST OF REVENUE	85,774	42,782	21,400	8,947	7,006

GROSS PROFIT	42,448	24,814	12,309	6,715	4,949

OPERATING EXPENSES:
Research and development	154	195	65	-	60
Selling, general and administrative	12,303	4,233	2,282	1,997	1,360

Total operating expenses	12,457	4,428	2,347	1,997	1,420

INCOME (LOSS) FROM OPERATIONS	29,991	20,386	9,962	4,718	3,529
INTEREST AND OTHER INCOME (EXPENSE):
Interest and investment income	3,553	397	288	133	5
Interest and other expense	6,891	2,575	1,049	379	53
(
Total interest and other income (expense), net	(3,338)	(2,178)	(761)	(246)	(48)

INCOME (LOSS) BEFORE INCOME TAXES	26,653	18,208	9,201	4,472	3,481
(BENEFIT) PROVISION FOR INCOME TAXES	(2,852)	398	1,402	(667)	-

NET INCOME (LOSS)	$29,505	17,810	7,799	3,805	3,481

NET INCOME (LOSS) PER SHARE:
Basic	$1.33	0.89	2,015.76	-	-
Diluted	$1.19	0.84	0.5	0.25	0.18
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	22,179	19,933	3,869	-	-
Diluted	25,244	21,276	15,689	15,476	19,244

Years Ended December 31,
2007	2006	2005	2004	2003
($ in thousands, except per share data)
Consolidated Balance Sheet Data
Cash and cash equivalents	79,915	20,494	6,164	2,612	260
Plant, property and equipment, net	87,229	47,256	38,642	33,467	22,367
Long term debt	60,000	10,256	9,676	9,676	9,676
Working capital	93,861	18,055	10,077	(2,729)	4,343
Total assets	246,469	96,162	71,137	48,834	36,337
Total stockholders’ equity	144,288	65,134	44,465	26,292	22,887

*information presented includes combination of business and net assets with Copperweld Bimetallics, LLC.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Forward Looking Statements” and “Item 1A. Risk Factors” and elsewhere in this Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Since our founding in 2002, we have grown to be the leading manufacturer of bimetallic products in the world. Today, we serve approximately 300 customers in 30 countries from our facilities in Dalian, Fayetteville and Telford. Historically, our principal product has been Copper-Clad Aluminum, or CCA, which combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum. On October 29, of 2007, we completed the acquisition of Copperweld Bimetallics, LLC (Copperweld) with manufacturing operations in Fayetteville, Tennessee USA and Telford, England. Having a long history as the international leader in the worldwide market, particularly outside of the PRC, Copperweld sold to 193 customers in 30 countries on five continents during 2007. The Fayetteville facility produces both CCA and Copper-Clad Steel, or CCS which combines the conductivity of copper with the strength of steel. Now, we not only produce both CCA and CCS, Fushi Copperweld has a worldwide presence that combines Fushi’s recognition in China with the worldwide recognition of the Copperweld brand. As a result, we are now the leading producer of bimetallic wire products in the world.

Normally using 70% less copper than conventional copper wire, but offering materially the same utility and functionality, our CCA products provide a superior value compared to solid copper wire in a wide variety of applications such as, distribution lines for telecommunication networks, cables for the wireless industry, automotive and consumer products, video and data applications, electrical power cables, wire components for electronic devices, building wire, as well as other industrial wires. CCS combines the functionality of copper with the strength of steel to provide a higher value, stronger alternative to solid copper for use in coaxial drop cable for cable television, utility applications including ground cables and tracer wire, automotive wiring harness and other applications requiring specific levels of conductivity and higher levels of tensile strength. Copperweld CCS is synonymous with copper-clad steel and is registered as Copperweld®. Traditionally the telecom industry has been the primary user of bimetallic products for the combined companies; however, the utility, automotive and consumer goods are market sectors providing strong demand for copper-clad products. Both CCA and CCS products are available in a large variety of sizes, conductivities and strengths for the different applications of customer inquiries. CCA and Copperweld® deliver outstanding reliability, performance and value compared to solid copper.

The high price of copper over recent years has shifted demand to higher value products such as CCA and CCS. The volatility of copper is the primary cause of cost variations in our products. Although an increase in the price of copper may serve to reduce our gross margins as a percentage of net sales and a decline in copper prices will increase our gross margin as a percentage of net sales, changes in raw material costs do not materially affect our earnings per share. Because as is typical in the industry, we pass the dollar amount of changes to our customers rather than the percentage changes in our raw material costs; therefore, the impact on earnings per share from volatile raw material prices is minimal.

The price of copper impacts our operations in two significant ways.

First, copper is one of the principal raw materials used in manufacturing our product. Beginning in mid-2005, copper prices began trending upward. The upward trend continued during the first quarter of 2006 until a slight downturn during November and December. The trend for 2007 was similar to the previous year although the average Comex price was $7,103 per metric ton compared to $6,811 during 2006. When the prices of raw materials increase, we pass those increases through to our customers. Conversely, when raw material prices decline, we pass those declines through to our customers as well. The practice of passing changes in raw material costs to our customers is not a perfect hedge against fluctuating prices, but it allows us to protect our net margin as measured by net income or by earnings per share since our sales prices are determined at the time the sales order is received. In Dalian we regularly make advance payments to our suppliers to lock in copper supplies with the side benefit of locking in prices when copper prices are increasing. At December 31, 2007, we had outstanding advances to raw material suppliers of $2.3 million. In Fayetteville, some suppliers of copper cathode require us to pay for the shipments at the cathode stage even though the copper must be further processed which locks in the cost of our future supply. In neither location are we attempting to forecast the cost of copper or other raw materials, nor are we attempting to hedge the changing costs of raw materials.

The second way that the price of copper influences our operations is that our product is used as a viable substitute for copper. Historically, when there is a large differential between the price of copper and aluminum, demand for our product increases. When the differential narrows, demand for our product may moderate. However, cost is not the only factor affecting the demand for our copper-clad products. Our expanding markets such as automotive and utility have factors driving their demand for bimetallic products other than cost. Our products advantages over copper including lower weight, greater strength and lower susceptibility to theft, among other factors. So, while price is a factor, price alone does not drive our business.

The preceding chart reflects the trend in copper based on average monthly Comex prices. Copper prices began trending upward during the third quarter of 2005 and continued rather sharply through the second quarter of 2006. The average Comex copper prices declined during the fourth quarter of 2006 but remained above 2005 highs. Prices for 2007 followed the 2006 trend except the average monthly costs accelerated more rapidly during the first quarter and did not decline as low in the fourth quarter. The 2007 average Comex price for copper increased over the 2006 Comex average by approximately $292 per ton and exceeds the 2005 Comex average by $3,394 per ton. The average price per ton paid for copper during the 2007 year was $7,893 in Dalian and $8,175 in Fayetteville. As discussed previously, we do not attempt to hedge the costs of copper, but rather pass the changes in the price through to our customers.

The two other major components in our products are aluminum and steel. Aluminum has increased over 2005 levels by approximately $628 per ton but compared to copper has been stable. The following chart, based on Comex average monthly prices, shows an increase during the last quarter of 2006 which continued through April of 2007 when average aluminum prices began to decline ending 2007 close to 2005 levels. Based on monthly averages, the average price for aluminum declined by about $7 per ton during 2007. During the 2007 year, the average cost for aluminum paid by the Dalian facility was $2,285 per ton and by Fayetteville was $3,391 per ton. As with copper, we do not attempt to predict future prices for aluminum, but rather cover our risk by passing changes in the costs of aluminum to our customers.

The cost of steel varies by the type steel that is used for the various applications. The average cost of steel used by the Fayetteville facility over the past three years shows two factors compared to copper and to a lesser extent, to aluminum. First, the average cost of steel was less than one-half the cost of aluminum and was between one-eighth and one-fifth the cost of copper, during 2007. The average price paid by Fayetteville for steel increased $73 per ton between 2005 and 2007 with $26 of the increase occurring between 2006 and 2007. Consequently, changes in the price of steel have not been a major factor affecting the cost of our products to our customers. Our Dalian facility has not been a large consumer of steel because we have primarily produced CCA. We expect to begin production of CCS in Dalian during late 2008.

2008 Outlook

With respect to the overall business trend in 2008 and forward, we anticipate sales growth to continue to be aggressive and broadly based, principally due to consolidating our marketing and sales operations, the continuing demand for our products in the PRC and the influence of the Copperweld name throughout the world. We have the resources, technology, working capital and capacity to meet growing market demands. We are now strategically located so that we can serve the world’s demand for bimetallic products.

Financial Performance Highlights:

Net Sales

	2007	2006	2005
Net Sales (in '000)	$128,222	$67,596	$33,709
% change year over year	89.7%	100.5%

Net revenue for fiscal 2007 of $128.2 million increased 89.7% over fiscal 2006 net revenue of $67.6 million. Organic revenue growth for Dalian facility was 74.8% primarily due to 7.4% average selling price increase and 62.6% volume increase. As a result of acquisition, the revenue generated by Copperweld’s Fayetteville and Telford facilities for the period from October 29 to December 31, 2007 contributed 14.9% growth. Our net sales experienced 100.5% growth from fiscal 2005 to fiscal 2006 primarily due to 39% growth in average selling price and 44.3% growth in shipped volume.

Specifically, the changes in net sales in 2007 and 2006 are attributable to the following:

	Year over Year Comparison
	'06- '07	'05- '06
Price Increase	7.4%	39.0%
Volume Increase	62.6%	44.30%
Acquisition *	14.9%
	89.7%	100.5%

*Only includes Copperweld’s revenue from October 29 to December 31, 2007.

Gross margin

	2007	2006	2005
Cost of Goods Sold (in '000)	$85,773.8	$42,781.7	$21,400.2
Gross Margin	33.1%	36.7%	36.5%

Gross margin decreased to 33.1% in 2007 compared with 36.7% in 2006 and 36.5% in 2005. This was primarily driven by higher raw material costs that affected the selling price but not the dollar amount of margin.

SG&A

	2007	2006	2005
SG&A (in ‘000)	$12,456.5	$4,428.5	$2,346.6
Percentage of Sales	9.7%	6.5%	6.9%

SG&A as a percentage of sales increased sharply to 9.7% in 2007 from 6.5% in 2006 and 6.9% in 2005, principally driven by higher depreciation expenses, professional fees and share based compensation expense which is $1.9m in 2007. We incurred no share based compensation expense in 2006 and 2005.

Net income
	2007	2006	2005
Net income (in '000)	$29,506	$17,810.0	$7,799.0
net margin	23.0%	26.3%	23.2%

Net margin decreased primarily from 26.3% in 2006 and 23.2% in 2005 to 23.0% in 2007, primarily due to lower gross margin and higher SG&A as well as higher interest expense.

Results of Operations

Year ended December 31, 2007 compared to year ended December 31, 2006

The following table shows, for the periods indicated, information derived from our consolidated statements of income. (Revenues and expenses for the Fayetteville and Telford (Copperweld) are included for the period beginning October 29, 2007 through December 31, 2007)

(in ‘000 except for percentage and EPS)	Increase/ (Decrease)	2007	2006
Net sales	89.69%	$128,222	$67,596
Gross Profit	71.06%	42,448	24,814
Operating Income	47.12%	29,992	20,386
Net income	65.67%	29,506	17,810

Gross Margins		33.1%	36.7%
Net Margins		23.0%	26.3%

EPS- Basic	49.44%	$1.33	$0.89
EPS- Diluted	41.67%	$1.19	$0.84

Financial position at year end (in ‘000):

Cash	$79,915	$20,494
Accounts Receivable	23,611	7,042
PP&E, net	87,229	47,256
Total assets	246,469	96,162
Short term debt	23,840	12,504
Long term debt	60,000	10,256
Total stockholders’ equity	144,288	65,134

Net Sales

Net sales were $128.2 million in 2007 including sales from Fayetteville and Telford facilities for the period October 29 through the end of the period, compared to $67.6 million in 2006. Of the 89.7% sales growth in the fiscal year ended December 31, 2007, 74.8% was due to organic growth and 14.8% was attributable to sales from Fayetteville and Telford for November and December of 2007. The 74.8% organic growth was primarily driven by a 7.4% increase in the average selling price of product sold and 62.6% increase in the volume of bimetallic products sold. The increase in average selling price in 2007 was primarily due to the increase in raw material prices, particularly copper prices, and the increased sales volume primarily reflects expanded production capacity as a result of our capital investment.

The following table breaks down application categories as percentage of total sales.
	FY2007		FY 2006
	sales (tons)	% of total sales	sales (tons)	% of total sales
Telecom	19,451	92.9%	11,548	98.69%
Utility	923	4.4%	-	-
Auto	59	0.3%	-	-
Other	504	2.4%	153	1.31%
Total	20,937	100.00%	11,701	100.00%

The following table presents sales breaks down by categories on pro forma basis, including Fayetteville’s full year volumes for illustrative purposes.
	FY2007				FY 2006
	Dalian		Fayetteville		Dalian		Fayetteville
	sales (tons)	% of	sales (tons)	% of	sales (tons)	% of	sales (tons)	% of
		total sales		total sales		total sales		total sales
Telecom	18,316	96.2%	7,564	56.9%	11,548	98.7%	10,413	75.0%
Utility	492	2.6%	2,560	19.3%	-	-	1,363	9.8%
Automotive	-	-	2,593	19.5%	-	-	484	3.5%
Other	222	1.2%	579	4.3%	153	1.3%	1,630	11.7%
Total	19,030	100.0%	13,296	100.0%	11,701	100.0%	13,890	100.0%

The following table summarizes installed capacities and outputs for both Dalian and Fayetteville for the year ended December 31, 2007. Telford’s production is reflected in Fayetteville’s numbers. (We have used Fayetteville’s volumes for the full year for illustrative purposes.)

	Dalian		Fayetteville
	Installed Capacity	Output	Installed Capacity	Output
Product line	(Metric Tons)	(Metric Tons)	(Metric Tons)	(Metric Tons)
CCA	26,000	19,030	15,000	3,643
CCS			20,000	9,602
	26,000	19,030	35,000	13,245

Capacity in Transit: CCA 12,000 M Tons and CCS 10,000 M Tons

At December 31, 2007, we had combined production capacity for CCA of 41,000 metric tons and CCS capacity of 20,000 metric tons. We had an addition 12,000 metric tons of CCA capacity and 10,000 of CCS capacity in transit to Dalian. We expect to have the additional CCA capacity installed in Dalian by the first quarter of 2009 and the CCS capacity installed by the end of 2008. The average price of CCA produced in Dalian and sold primarily in the PRC was $6,209 per ton while the average price of CCA produced in Fayetteville and shipped to over thirty countries was $7,126 per ton. CCS produced in Fayetteville sold for an average of $4,041 during 2007. Both Dalian and Fayetteville sell a variety of CCA products and the price for each variety may vary based on the amount of manufacturing required and the ratio of copper to aluminum. Dalian did not sell a significant amount of CCS during 2007. The average selling price of CCS sold by Fayetteville was $4,041 per ton with the price varying by product type primarily based on the amount of copper (conductivity) in the product and the amount of manufacturing required. Sales referred to as Fayetteville include the sales from Telford also. (The average prices listed for Fayetteville represent an average for the entire year even though we acquired Fayetteville during the fourth quarter 2007. We did not produce sufficient quantities of CCS in Dalian to provide a meaningful comparison.)

Customers

We significantly expanded and diversified our customer base in 2007 both through our acquisition of Copperweld and through organic growth. Our five largest customers accounted for 24.6% of total sales in 2007, down from 29% in 2006 and 41% in 2005. Times Fiber is the only customer that represents over 10% of the Copperweld’s full year sales in 2007, as well as on a pro-forma basis for the Company, accounting for 10.8% of our combined sales in 2007. In fact, our ten largest customers in 2007 accounted for only 37.75% of net sales, on a pro forma basis including full year sales for Fayetteville facility. We believe this increased diversification significantly limits our market risk and gives us a stronger base on which to expand. We further believe our overall customer composition and the concentration of our top customers will change as we expand our business and seek to shift our product sales portfolio to higher margin products. However, the loss of, or significant reduction in orders from any of our largest customers may have a material adverse impact on our financial condition and operating results. We are continuing to expand and consolidate the direction of our combined sales and marketing group in order to focus our resources towards diversification of our customer base, product mix and geographic presence to mitigate customer concentration risk. Our objective is to focus on expanding our existing business relationships by offering a wider range of products and building new sales relationships throughout the world with our expanded sales organization.

The following table (which considers Fayetteville’s sales for the full year of 2007) sets forth our ten largest customers in fiscal 2007:

Originating Office	2007 Sales in USD	Percentage of Total Sales
Fayetteville	21,215,885	10.80%
Dalian	8,027,451	4.09%
Dalian	6,798,765	3.46%
Fayetteville	6,638,111	3.38%
Dalian	5,636,408	2.87%
Dalian	5,518,656	2.81%
Dalian	5,476,410	2.79%
Dalian	5,222,391	2.66%
Dalian	4,977,456	2.53%
Dalian	4,624,811	2.35%
	74,136,344	37.74%

Our manufacturing activities are determined and scheduled upon both firm orders and projected sales information gathered by our sales personnel from direct contact with our customers. Customers typically submit purchase orders seven to thirty days prior to the requested delivery date. However, depending on the product and the available equipment run schedules, the lead time can be as short as three days. The sales price is determined at the time of purchase based on a formula or a unit price for each product. In either case, the purchase price is a function of the market price of our raw materials at the time of purchase, subject to adjustment at the time of delivery. For some customers, we adjust our prices based on the cost of raw materials for the previous month.

Geographically, a substantial portion of our customers served by our Dalian sales force is based in the PRC. Some of our customers are US based corporations that have established subsidiaries operating inside the PRC. Several of these corporations were former customers of our Fayetteville facility but now place orders through their subsidiaries located in the PRC. We categorize these orders as domestic orders. On the other hand, most of our customers served by our Fayetteville and Telford based sales group are located in the Americas, Europe, Africa, Asia, excluding the PRC and the Middle East. We are transferring all of our Asian customers to our PRC based sales group in order to provide more efficient customer service. As a result, we anticipate that most of our net sales will continue to be derived from sales to our Asian customers. During the fourth quarter of 2007, we provided additional resources to our Fayetteville operation that will allow it to expand our penetration of the Eastern European, African, Middle East and Americas markets. Combined, we expect our sales growth to continue worldwide because of our working capital base, our combined sales force, our production capacity and our commitment to innovative research and development of our existing products and for developing new products.

Cost of Goods Sold

Cost of goods sold increased to $85.8 million in 2007, from $42.8 million in 2006. As measured by percentage of net sales, our cost of goods sold was 66.9% in 2007 compared with 63.3% in 2006. Cost of goods sold principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, shipping and handling costs, and other fixed costs associated with the manufacturing process. The increase in Cost of Goods Sold as a percentage of net sales was principally due to the cost of adding capacity in Dalian and labor and overhead costs in Fayetteville that historically have been greater than in Dalian.

Copper, aluminum and steel are the primary raw materials we use in the manufacture of our products. In 2007, we purchased over 7,809 tons of copper, 17,917 tons of aluminum, and 7,104 tons of steel, including Fayetteville’s purchases for the full year. Raw material costs accounted for 76.68% of total costs for Fayetteville and 92.73% for Dalian in 2007. Other variable costs included manufacturing labor, maintenance, shipping and handling, and utility expenses. Depreciation and overhead costs as a percentage of COGS were 5.39% in 2007. The manufacturing related depreciation for 2007 was $769,983.

Suppliers

We also significantly diversified our sources of supply. In Dalian we have historically relied on two key suppliers for the procurement of copper strip and aluminum. These two suppliers combined to account for approximately 41% of our total raw material purchases during the fiscal years prior to 2007. During 2007, four suppliers provided 43.0% of our raw material for us. With the addition of Fayetteville and Telford, we will increase the number of raw material suppliers further spreading our supply risk over a larger number of suppliers. We will continue our strategy of expanding our sources of supply to overcome supply and price issues that can develop with only one or two suppliers, particularly for copper.

The following table sets forth our ten largest raw material suppliers for fiscal 2007:

Ten Largest Raw Material Suppliers 2007	Purchases in USD	% of Raw Material Purchases
Copper—Dalian	26,122,785	12.5%
Aluminum—Dalian	13,462,792	11.0%
Aluminum—Dalian	13,220,800	10.8%
Copper—Dalian	10,895,561	8.9%
Aluminum—Dalian	10,334,099	8.4%
Copper—Fayetteville	9,222,531	7.5%
Aluminum—Fayetteville	7,693,142	6.3%
Copper—Fayetteville	5,894,133	4.8%
Copper—Fayetteville	4,758,723	3.9%
Steel—Fayetteville	4,274,291	3.5%
Total—Top Ten	105,878,856	77.6%
The information in the preceding chart includes Fayetteville’s purchases for the full year of 2007.

Gross margin

Gross profit was $42.4 million in 2007, increased 71.1% from approximately $24.8 million in 2006. As a percentage of net sales, gross profit decreased from 36.7% to 33.1%. This was primarily driven by higher raw material costs that affected the selling price but not the dollar amount of margin. As we discussed in the overview, we pass increases in raw material costs to our customers rather than the percentage changes in our raw material costs. Therefore, when raw material increases are passed through to our customers, the sales price will increase and the net margin as a percentage of net sales will decline. However, the dollar amount of gross margin remains stable.

We establish prices for our products based on market factors and our cost to produce our products. Typically, we set a base price for our products for our customers with an understanding that as prices of raw materials change, primarily for copper but also for aluminum and steel, we will pass the change through to our customers. Therefore, when prices of raw material increase, our prices to our customers increase and the amount of our total net sales increases while the dollar amount of our gross margin remains relatively stable. Timing differences will cause some slight variations. Passing the costs of changing raw material costs to our customers allows us to maintain the amount of our gross margin per pound.

The above chart demonstrates how changes in the 2007 Comex monthly average copper and aluminum prices changed from approximately $3.89 at month one to a high of $4.82 in month four and then trended generally down during the remainder of the year. In this example, we have a gross margin per pound of $1.00 for illustrative purposes. Passing the changing costs through to our customers’ prices allows us to maintain a level amount of dollar gross margin. Considering gross margin as a percentage of net sales can be misleading when raw materials costs are increasing even though the dollar amount of gross margin remains the same. Although the gross margin would have declined from 20% to 17% in our example, the dollar amount of gross margin and resulting net income flowing to earnings per share remained the same.

Further, the attractiveness of most of our CCA products is considerably affected by the price ratio between copper and aluminum. Over the last twelve quarters, spot price of copper has escalated rapidly and has been subject to significant volatility. The ratio of average quarterly spot prices per ton of copper to aluminum for COMEX, LME and Shanghai Yangtze of China for the periods indicated is summarized as follows:

	1Q'07	2Q'07	3Q'07	4Q'07	2007
Comex	2.19	2.78	3.08	2.93	2.74
LME	2.12	2.88	3.03	2.94	2.73
Yangtze	3.15	3.24	3.32	3.41	3.28

	1Q'06	2Q'06	3Q'06	4Q'06	2006
Comex	2.01	2.75	3.17	2.6	2.64
LME	2.02	2.69	3.04	2.6	2.59
Yangtze	2.39	3.14	3.46	3.16	3.06

	1Q'05	2Q'05	3Q'05	4Q'05	2005
Comex	1.61	1.81	1.99	2.12	1.89
LME	1.73	1.89	2.03	2.08	1.94
Yangtze	1.98	2.07	2.14	2.2	2.1

Selling, General and Administrative Expenses

Selling expenses, which principally include sales related staff salary and benefits, travel expenses, and sales commissions, were $1.8 million or 1.4% of net sales in 2007, compared to $613,119 or 0.9% of net sales in 2006, a 187.5% increase. As a percentage of net sales, selling expenses increased by 0.5% in 2007 compared to 2006. General and administrative expenses, as a percentage of net sales, increased to 8.3% of net sales in 2007, compared to 5.6% in 2006. The increase was primarily due to increased depreciation associated with expanded asset base amounting to $2.2 million, $1.9 million share based compensation, $1.6 million professional fee and costs associated with expanding our staff in Dalian to accommodate the increasing demand for our products and the inclusion of Copperweld operating expenses for the period October 29, 2007 through December 31, 2007. We expect our general and administrative to increase slightly over the coming year as we incur some additional integration costs.

Interest Expense

Interest expense increased to $6.9 million in 2007 from $1.07 million in 2006, while as a percentage of net sales, interest expense increased to 5.4% in 2007 from 1.6% in 2006. We issued $40 million in HY notes and $20 million in convertible notes that were purchased by Citadel Equity Fund Ltd. on January 24, 2007. Interest expense related to those notes during 2007 was approximately $5.2 million.

Taxation

U.S. income tax

Fushi Copperweld, Inc. (formerly Fushi International, Inc.) is a company incorporated in the State of Nevada, Fushi Holdings is a company incorporated in the State of Delaware, Copperweld Bimetallics, LLC is chartered in the State of Delaware and Copperweld UK, LLC is registered in the United Kingdom. Prior to the acquisition of Copperweld, we conducted substantially all our operations through our PRC operating subsidiaries. With the acquisition of Copperweld, we have a manufacturing facility and administrative offices located in Fayetteville, Tennessee, USA and in Telford, England, UK. We are subject to United States taxation; however, we do not anticipate incurring significant United States income tax liability during fiscal year 2008.

We anticipate that Copperweld has sufficient tax loss carry forwards to offset any taxable income earned during the coming year.

- the earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

- We believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

P.R.C. enterprise income tax

In the fiscal year ended December 31, 2007, our business operations were principally conducted by our subsidiaries incorporated in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, “Foreign Invested Enterprises”, or FIEs, established in the PRC are generally subject to an “Enterprise Income Tax”, or EIT, rate of 33%. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an EIT rate of 33%. However, the Income Tax Laws provide certain favorable tax treatment to a company that qualifies as a "New or High-technology Enterprise" or a “Foreign Invested Enterprise” located in the old town of an inshore open city”. Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

The Dalian Municipal Government issued a notice in 2000 providing for a series of tax preferential treatments to companies that qualify as "New or High-tech Enterprise” or companies that are registered and operate in a specified development zone in Dalian City.

Dalian Fushi, a 100% variable interest, non-operating subsidiary, was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi's bimetallic composite conductor wire product was approved by Dalian Cit as a "high-tech" project. As a result, Dalian Fushi is a business entity that is qualified as a "new or high-technology enterprise," and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation, which expired on December 31, 2003, followed by a 50% reduction and other favorable tax treatment for the succeeding three years, which expires on December 31, 2006. The provision for income taxes for the twelve months ended December 31, was zero as we didn’t have any operation under Dalian Fushi from the beginning of 2007.

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

Effective January 1, 2008, the new EIT Law in PRC imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions. But the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. Any increase in our effective tax rate as a result of the above may adversely affect our operating results

Net Income

Net income increased to approximately $29.5 million, or 23.0% of net sales for the year ended December 31, 2007, from approximately $17.8 million, or 26.3% of net sales for the year ended December 31, 2006, representing an increase of $11.7 million or 65.7%. Standalone net income from Fushi legacy operations was $27.6 million, or 23.4% of net sales, representing 54.9% increase year over year. The bottom line increase is primarily due to substantial revenue increases while decrease as a percentage of the net sales was primarily due to lower gross margin and higher SG&A.

Basic and diluted earnings per share (EPS) for the fiscal year ended December 31, 2007 were $1.33 and $1.19, compared to $0.89 and $0.84 for the prior year. The weighted average number of shares outstanding to calculate basic EPS was 22.2 million and 19.9 million for 2007 and 2006, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 25.2 million and 21.3 million for 2007 and 2006, respectively.

Foreign Currency Translation Gains

In the year ended December 31, 2007, the RMB steadily rose against the US dollar. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $9.9 million. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition. See “Risk Factors- Risks Related to Doing Business in the PRC. - The fluctuation of the Renminbi may materially and adversely affect your investment.”

Prior to acquiring Copperweld, materially all of our revenues and a majority of our expenses in 2007 were denominated in RMB Yuan. For our operations in the PRC, the income statement accounts and balance sheet amounts with the exception of equity at December 31, 2007 were translated at 1 RMB Yuan to 0.1371 USD, or 1 USD to 7.2941 RMB Yuan. The equity accounts were stated at their historical rate.

Year ended December 31, 2006 compared to year ended December 31, 2005

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

Cost of Goods Sold

Cost of goods sold increased to $42.8 million in 2006, from $21.4 million in 2005, as measured by percentage of net sales, was 63.3% in 2006 compared with 63.5% in 2005. The significant increase in Cost of Goods Sold was principally due to increased volume shipped resulting from strong market demand and added capacity. The slight drop in Cost of Goods Sold as a percentage of sales largely reflects our pricing success in passing on the increases in our principal raw material costs, especially the volatile copper price, in almost its entirety to the customers.

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

Selling, General and Administrative Expenses

Selling expenses, which principally include sales related staff salary and welfare, travel expenses, and sales commissions, were $613,119 in 2006, compared to $317,324 in 2005, a 93.2% increase. As a percentage of net sales, selling expenses remained unchanged at 0.9% in 2006 compared to 2005. General and administrative expenses, as a percentage of net sales, dropped to 5.6% of net sales in 2006, compared to 6.0% in 2005. The decrease was primarily due to the semi-fixed nature of many of these costs including office expenses, supplies, administrative salaries, insurance, and utilities. Research and development expense, which is included in general and administrative expenses, amounted to $195,058 in 2006.

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

Net Income

Net income increased to approximately $17.8 million, or 26.3% of net sales for the year ended December 31, 2006, from approximately $7.8 million, or 23.1% of net sales for the year ended December 31, 2005, representing an increase of $10 million or 128.4% and an expansion of net margin by 3.1% percentage points. The net income increase is primarily due to i) substantial revenue increases, ii) sustained gross margin in spite of extremely volatile raw material prices. Earning per share was $0.84 and $0.50 on a diluted basis.

The pro forma net income would amount to $19.3 million and the EPS would increase from $0.84 to $0.91 had the 255,000 registration rights penalty shares valued at approximately $1.5 million not been charged to the income statement.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. Specifically, from inception through December 31, 2007, our primary financing activities included the following:

-
We financed previous expansion through long term bank loans amounting to RMB 80 million, interest rate at 5.58% per annum, with a maturity of April, 2008. We also used short term bank loans and revolving facilities to finance our working capital needs.

-
On December 13 and December 28, 2005 in two closings, we raised $12 million in gross proceeds through a private placement offering of our series B convertible preferred stock (the “Equity Financing”). The convertible preferred stocks were subsequently converted into 4,250,000 shares of our common stock. We received $9,930,412 in net proceeds after deducting placement agent discounts and commissions and payment of professional and other related expenses. The investors in this offering also received 2,125,000 warrants and each warrant granted the holder the right to purchase one additional share of our common stock at $3.67 per share

-
Of the 2,125,000 warrants issued in the Equity Financing, 68,985 were exercised during the year ended December 31, 2006 and 304,389 were exercised during the three months ended March 31, 2007. Pursuant to Section 2.5 (b) of the warrants, the Company called the exercise of the warrants outstanding on April 20, 2007 and all of the warrants were subsequently exercised

-
On January 24, 2007, we raised $60 million in gross proceeds and $56.4 million in net proceeds, through the sale of high yield and convertible senior notes. Detailed discussion regarding this financing is provided in the footnotes to financial statements and risk factors of this report as well below.

-
On October 30, 2007, we completed the sale to a number of institutional investors for an aggregate of 2,786,000 shares of the Company’s Common Stock for an aggregate purchase price of $39,004,000 (or $14 per Share). The offering closed on October 29, 2007 and part of the proceeds was applied to close the Copperweld acquisition.

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

In summary, our cash flows were:

	December 31, 2007	December 31, 2006
Net cash provided by operating activities	$26,152,847	$13,310,693
Net cash used in investing activities	(50,380,349)	(12,959,742)
Net cash provided by financing activities	79,455,079	12,107,377
Effect of exchange rate on cash and cash equivalents	4,193,630	1,868,337
Cash and cash equivalents at beginning of period	20,493,551	6,166,886
Cash and cash equivalents at end of period	$79,914,758	$20,493,551

For the fiscal year ended December 31, 2007, net cash provided by operating activities was $26.2 million. This was primarily attributable to our net income of $29.5 million, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $ 4.1 million and share-based compensation expense of $1.9 million, offset by a $7.86 million increase in working capital and a deduction of $2.9 million deferred tax assets. Specifically, the working capital increase was primarily due to i) a $9.2 million accounts receivable increase driven by revenue growth; ii) a $4.3 million inventory decrease, principally raw materials, to support planned expansion and sales growth; iii) a $1.0 million decrease in advance to suppliers to secure price of copper; iv) a $0.2 million decrease in other receivables and prepaid expenses, consisting primarily of prepayments for copper supplies in advance of shipment; partially offset by a $2.7 million increase in other payables and accrued liabilities.

For the fiscal year ended December 31, 2007, net cash used in investing activities was $50.4 million, and was primarily attributable to i) a $3.0 million secured bridge funding advanced to Copperweld Bimetallics; ii) a $4.4 million advance for purchase of land use rights; iii) a $44 million capital expenditure on improvement of property and purchase of new equipment and machinery including advances for purchase, which includes $5.08 million for the purchase of Copperweld.

For the fiscal year ended December 31, 2007, net cash provided by financing activities was $79.5 million, which was primarily attributable to $56.4 million in net proceeds from the sale of high yield notes and convertible notes as described in our Current Report on Form 8-K filed on January 26, 2007, $37.2 million net proceeds from the private placement of common stocks to a number of institutional investors as described in our Current Report on Form 8-K filed on October , 2007, and $7.7 million in proceeds from warrants exercised. We paid off maturing, long term and short term working capital loan in the amount of $29.6 million and drew down $11.7 million from our existing credit line facilities. In addition, we repaid $4.0 million of loan from shareholder. Prior to the acquisition, Copperweld maintained a line of credit to finance its working capital needs. We have maintained the line and at December 31, 2007, the line had a balance of $6.9 million.

As of December 31, 2007, we had cash and cash equivalents of $79.9 million, up $59.4 million from $20.5 million at December 31, 2006.

In future periods, as we proceed with integration of the Copperweld acquisition, we believe we can realize significant savings on capital expenditures. We anticipate that our working capital requirements may increase as a result of the expanded scale of the combined business, continued increases in sales, potential increases in the price of copper, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.

On January 24, 2007, we and Citadel Equity Fund Ltd. ("Citadel") entered a Notes Purchase Agreement (the “Notes Purchase Agreement”) pursuant to indicative financing term sheets dated December 19, 2006. Pursuant to the terms of the Notes Purchase Agreement, the Company offered and sold and Citadel purchased (a) $40,000,000 of the Company’s Guaranteed Senior Secured Floating Rate Notes due 2012 (the “HY Notes”) and (b) $20,000,000 of the Company’s 3.0% Senior Secured Convertible Notes due 2012 (the “Convertible Notes” and collectively with the HY Notes, the "Notes"). The details of the indentures are available in previous filing. The indenture for the Convertible Notes, among other provisions, allows the holder to convert the debt to common stock at a conversion rate of $7.00 for each share. On January 8, 2008, Citadel converted $15.0 million in debt to 2,141,857 shares of our common stock.

On January 16, 2008, Copperweld Bimetallics, LLC (“Copperweld”), Copperweld Bimetallics International Holdings, LLC (“International Company”), International Manufacturing Equipment Suppliers, LLC (“IMES”), all of which are wholly-owned U.S. subsidiaries of the Company (collectively, “Subsidiaries”), entered a Settlement Agreement and a number of ancillary agreements with Tongling Jingda Special Magnet Wire Co., Ltd. (“TJS”) and Tongling Copperweld Bimetallics Co. Ltd. (“JV Company”), both of which are companies organized under the laws of the People’s Republic of China, in order for International Company to withdraw as a joint venture partner in the JV Company, to terminate certain contractual relationships between the JV Company and IMES, and to resolve all disputes that may exist among the Subsidiaries and/or TJS and the JV Company as a result of these transactions.

Pursuant to the terms of the Settlement Agreement and related ancillary agreements:

(1) The International Company transferred its equity interest in the JV Company to Hong Kong Heavy Trade Co., Ltd (“HK Company”), a limited liability company organized under the laws of Hong Kong, for a purchase price of $2.7 million pursuant. Of the $2.7 million purchase price, the HK Company will pay $2.08 million to the JV Company on behalf of IMES as part of the refund of the down payment specified in (2) below, and the International Company will waive the remaining $620,000 in consideration of the JV Company’s entering into and performance of its obligations set forth in the agreement specified in (3) below.

(2) IMES and the JV Company agreed to fully terminate and cancel the three equipment purchase contracts entered pursuant to which IMES had agreed to manufacture and deliver to the JV Company CCA clad line (Contract No. CPW061206/1), CCA Annealing Furnace (Contract No. CPW061206/2), and CPS Plating Line and Drawing Machine (Contract No. CPW061206/3) (collectively, “Equipment Contracts”), and IMES agreed to refund the down payment paid by the JV Company under the Equipment Contracts in the total amount of $ 3,137,019. Of the down payment to be refunded, the JV Company had previously paid $200,000 to the JV Company’s current account, Copperweld agreed to pay, on behalf of IMES, $857,019 to the JV Company, and the HK Company agreed to pay the JV Company the balance of $2.08 million pursuant to the arrangement described in (1) above.

(3) To resolve all remaining disputes among the parties as a result of International Company’s withdrawal from the JV Company, Copperweld agreed to purchase from the JV Company a CCA rod breakdown machine, CPS rectifiers and a Metallographic Microscope for a total purchase price of $230,000.

In consideration for the Subsidiaries’ entering into and performing the Settlement Agreement and related ancillary agreements, TJS, the JV Company and the HK Company each also agreed to (1) fully and completely release International Company from its obligation to contribute $1.22 million to the JV Company’s capital account under the Sino-foreign equity joint venture contract dated September 30, 2006 between TJS and the International Company, and (2) waive all claims that any of them may have against any of the Subsidiaries for damages or for specific performance under any and all causes of action, including but not limited to causes of action under any and all oral or written agreements entered into by the parties prior to the Settlement Agreement.

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

Bad debts

The Company's business operations are conducted in the PRC and in the US. The Company extends unsecured credit to customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. Because we only extend trade credits too many of our customers, who tend to be well-established and large sized businesses, and we have not experienced any write-offs in our PRC operations and no material write-off of accounts receivable in our US operations. At December 31, we had an allowance of bad debts in the amount of $135,418 for our US subsidiary.

Income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe to be more likely than not to be realized. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of their recorded amount, an adjustment to our deferred tax assets would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to our deferred tax assets would be charged to income in the period such determination was made.

Fushi International, Inc., Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes for 2007 and 2006. Management believes that the realization of the benefits can be used by our US operating subsidiary in future periods because expectations are that Copperweld will have taxable income in future periods.

Stock-based compensation.

In preparing the consolidated financial statements for 2007, we adopted SFAS No. 123 (revised 2004), or SFAS No. 123(R), issued by the FASB in December 2004, to measure our issued share options based on the grant-date fair value of the options and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. We adopt the Black-Scholes Model to value the fair value of the share options and the following major assumptions are adopted: average risk-free rate of return of 3.540 to 4.574%, expected option life of 2 years, volatility rate of 50% and no dividend yield.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions since its inception.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are primarily exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2007 and did not employ any commodity price derivatives during the fiscal year ended December 31, 2007.

Foreign Exchange Risk

While our reporting currency is the US dollar, majority substantial percentage of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollar and RMB. If the RMB depreciates against the US Dollar, the value of our RMB revenues and assets as expressed in our US Dollar financial statements will decline.

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the US Dollar. The exchange rate of the RMB against the US Dollar was adjusted to RMB 8.11 per US Dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the US Dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We recognized a foreign currency translation adjustment of approximately $9.8 million for the fiscal year ended December 31, 2007.

Interest Rate Risk

We are primarily exposed to interest rate risk arising from 6 months LIBOR rate on which the interest rate for our Guaranteed Senior Secured Floating Rate Notes due 2012 (HY Notes) totaling $40 million or 48% of our total debt, is based. If there was a hypothetical 1% change in 6-month LIBOR interest rate, the net impact to earnings would be approximately $0.4 million on annualized basis.

In order to mitigate our exposure to volatility in interest rates and foreign currency exchange rates associated with the HY Notes, on April 10, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”). The Swap, with a notional principal value of $40 million, converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. The Company uses this derivative instrument only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

The fair value of the Swap is determined with the assistance of third party provided calculations which reflect the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. For the fiscal year ended December 31, 2007, changes in fair value of the Swap designated and effective as cash flow hedge resulted in an increase in the liability and a loss to other comprehensive income of $8.5 million, net of taxes. On July 24, 2007, the first interest payment date, the Company received cash in the amount of $802,523 from MLCS, which was recorded as a gain from derivative transactions. As of December 31, 2007, the Company had cross currency hedge receivable amounting to $706,170. For fiscal year ended December 31, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

The Company accounts for this interest rate swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value is reported in accumulated other comprehensive income, net of related income tax effects.

The Company also has outstanding senior convertible notes that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible notes. On January 8, 2008, the convertible notes holder elected to convert $15.0 million of the $20 million convertible notes into common shares. The estimated fair value of the Company’s outstanding convertible notes was $18.0 million at December 31, 2007 from $5 million at January 25, 2007, primarily due to the increase in the Company’s stock price during the eleven months ended December 31, 2007. A hypothetical 10% decrease in the price of the Company’s common stock from the price at December 31, 2007 would have reduced the fair value of its then outstanding convertible senior notes by $1.8 million.

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

Inflation Risk

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China (NBS) (www.stats.gov.cn), the change in Consumer Price Index (CPI) in China was 3.9%, 1.8% and 1.5% in 2004, 2005 and 2006, respectively. However, in the fiscal year ended December 31, 2007, according to NBS, CPI rose significantly at a monthly average rate of 4.8%. Especially during the months of August, September, October, November, and December, CPI was up 6.5%, 6.2%, 6.5%, 6.9% and 6.5%, respectively. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Balance sheets, as of December 31, 2007 and December 31, 2006, and statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and for the statement of operations and cash flow for the period of August 5, 2004 through December 31, 2007, together with the related notes and the reports of independent registered public accounting firms, are set forth on the “F” pages of the Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A (T).	CONTROLS AND PROCEDURES

EVALUATION OF INTERNAL CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, which included inquiries made to certain other of the Company's employees. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer have each concluded that, as of December 31, 2007, the Company's disclosure controls and procedures were effective and sufficient to ensure that we record, process, summarize and report information required to be disclosed by the Company in its periodic reports filed under the Securities and Exchange Commission's rules and forms.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on management's assessment using the COSO criteria, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Copperweld acquisition during the quarter ended December 31, 2007, added two additional plants to our Company and increased the burden of employing adequate controls over financial reporting. We believe that the controls over financial reporting in place at Copperweld at the time of acquisition were and remain adequate. Management has reviewed these controls and believes that .there was no condition with the Company’s internal control over financial reporting that materially affected, or was reasonably likely to materially affect, this control.

ITEM 9B.	OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the quarter ended December 31, 2007 which were not disclosed on such form.

Report of Independent Registered Public Accounting Firm

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

The following are our Directors and Executive Officers. The same persons also have been elected as directors of Fushi Holdings and Fushi International (Dalian) and hold similar positions with each of these entities. Except for, Christopher Finley and James Todd each of our current executive officers and directors is a resident of the PRC.

Directors and Executive Officers	Position/Title	Age
Li Fu	Chairman of Board and CEO	42
Yue Mathus Yang	President, Director	40
Wenbing Christopher Wang	Chief Financial Officer	37
J. Christopher Finley	EVP, Chief Operating Officer	48
James A. Todd	EVP, Corporate Controller	64
Barry Raeburn	Director	36
Feng Bai	Director	37
Jiping Hua	Director	66

All of our directors hold office until the next annual meeting of shareholders, and until their successors have been qualified after being elected or appointed. On January 21, 2008 Mr. Yang resigned as our director and as an officer at Fushi Copperweld and Dalian Fushi and Mr. Wang was appointed President and a Director. Officers serve at the discretion of our Board of Directors.

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

Mr. Yue Mathus Yang was appointed a director and President of our company on December 13, 2005 and served in both positions until January 21, 2008. He has served as the General Manager of Dalian Fushi since November 2004. Mr. Yang is the founder of Forward Investment Co., Ltd and has served as its Chairman since 2000. Prior to that, Mr. Yang worked for Liaoning Province Economic & Trade Collaboration Enterprise Group as an Executive VP from 1994 to 1998 and the Export Department of Liaoning Province Chemicals Import & Export Corporation as a Business Manager from 1990 to 1994. Mr. Yang graduated from Shenyang Finance University with a Bachelor's Degree in International Trade.

Mr. Wenbing Christopher Wang has served as our Chief Financial Officer since December 13, 2005 and on January 21, 2008 was appointed as our President and director. Mr. Wang has served as Chief Financial Officer of Dalian Fushi since March 2005. Mr. Wang served as an Executive Vice President of Redwood Capital, Inc. from November 2004 to March 2005, with specific focus on providing strategic and financial advisory services to China based clients seeking access to the U.S. capital markets. Mr. Wang previously served as Assistant VP of Portfolio Management at China Century Investment Corporation from October 2002 to September 2004. Mr. Wang began his investment banking career at Credit Suisse First Boston (HK) Ltd in 2001. From 1999 to 2000, Mr. Wang worked for VCChina as Management Analyst. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester.

Mr. J. Christopher Finley joined Fushi Copperweld as Chief Operating Officer on October 29, 2007. Mr. Finley was employed by Copperweld Bimetallics, LCC prior to its acquisition by Fushi. He began as the Manager of Business Development and Technology and subsequently worked as an Operations Manager and Vice President of Operations. In May 2007, he was promoted to Chief Executive Officer of Copperweld. Mr. Finley has over 20 years of experience in manufacturing and operations, including being the President and founder of Carolina Core Conductor, a manufacturer of copper plated steel for over two years prior to being acquired by Copperweld in 2004.

Mr. James A. Todd was appointed to serve as Controller on October 29, 2007. Mr. Todd was Chief Financial Officer of Copperweld Bimetallics, LLC. and previously, Mr. Todd had been a co-principal of James A. Todd Associates providing consulting services relating to corporate management, financial services management and delivery to individuals, small companies and to the financial services industry. Prior to that, he was President, CEO, and Chairman of AF Financial Group, the holding company for AF Bank, AF Insurance Services, Inc. and AF Brokerage, Inc. from 1994 to 2004.

Mr. Barry L Raeburn has served as our director since June 15, 2007. Mr. Raeburn holds considerable expertise in international business operations with a specific focus on equity finance, corporate finance, mergers and acquisitions, and corporate risk management. From November 2007 through the present, Barry Raeburn is Chief Financial Officer and Chief Operating Officer of LS2, Inc a government services contractor based in Reston VA. From September 2005 to October 2007, Mr. Raeburn was Executive Vice President of Finance and Corporate Development for Harbin Electric, a developer and manufacturer of customized linear motors and other special electric motors based in China. During his tenure at Harbin Electric as Head of U.S Operations, he led the company in their successful upgrade listing to the NASDAQ Stock Exchange, assisted in various M&A evaluations, and provided key leadership in the areas of finance, accounting, investor and public relations, SEC compliance, corporate governance, and administration. Mr. Raeburn has extensive experience in global public equity markets. From to April 2003 to September 2005, Mr. Raeburn worked as a specialty technology analyst an investment bank covering early stage companies within multiple industries. Mr. Raeburn also spent the prior 6 years at a multi-billion dollar investment advisory firm as a financial analyst responsible for developing various quantitative ranking models and analyzing equity investments. His previous experience also includes forecasting and analysis of major macro economic activity. Mr. Raeburn graduated in 1996 with his BBA degree in Finance and Risk Management from Temple University.

Mr. Feng Bai has served as our Director since June 15, 2007. Mr. Feng Bai founded Lighthouse Consulting Ltd. in Hong Kong in February 2003 and has been its Managing Director since then. Mr. Bai has been active in advising foreign corporations to invest and setup joint ventures in the PRC. Since 1999, Mr. Bai has been doing business in China mainly in consulting, investment and distribution. From 1997 to 1999, Mr. Bai was employed by the investment banking division of Banco Santander, focusing on clients and transactions in Asia. Mr. Bai received his M.B.A. degree from Harvard Business School in 1997 and graduated from Babson College in 1993 with a B.S. in Finance/Investment and International Business Administration. Mr. Bai presently also sits on the board of Harbin Electric, Inc.

Mr. Japing Hue has served as our Director since June 15, 2007.Mr. Hue has been Chairman of China Optical & Electrical Cable Association since 2000 and is a preeminent expert in the wire and cable industry of People’s Republic of China. He brings to Fushi over 40 years of experience focused on the research and development of special cable and new materials applications. He was one of the major authors of the widely used textbook, “Information Transmission Line and Applications”. Over the years, Mr. Hua has been awarded the prestigious title of “Expert with Outstanding Contributions” by the Ministry of Electrical Industry of China and has been the recipient of National Special Allowance to Outstanding Scientists from the Chinese government. Mr. Hua was also a member of the 10th Shanghai People’s Congress, former President of the 23rd Research Institute of Electronics Industry, Fellow of the China Institute of Electronics (CIE), Senior Member of the Institute of Electrical and Electronics Engineers (IEEE) and Director of the Shanghai Science & Technology Veterans Association. Mr. Hua graduated from the Shanghai Jiao Tong University in 1962 with a BS in Electrical Engineering.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the “SEC”). Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish the Company with copies of Section 16(a) forms they file.

The Company believes that all of its directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them in 2007.

Codes of Ethics.    The Company has adopted a Code of Business Conduct and Ethics (“Code”), and a Code of Ethics for the Principal Executive Officer and Senior Financial Officers.

As described in the Code, the Company does not permit activities that give rise to conflicts of interest by directors, executive officers or employees. With regard to directors, the Corporate Governance Guidelines establish directors’ duties to adhere to the Code, specifically including the policies on conflicts of interest expressed therein, and to avoid any action, position or interest that conflicts with an interest of the Company, or gives the appearance of a conflict.

Our Code is available on our website at www.fushicopperweld.com. Any amendment to, or waiver from, a provision of the Code of ethics will be posted on our website or in a report on Form 8-K.

Meetings and Committees of the Board of Directors

The Board of Directors met four times during the fiscal year. In addition to meetings of the full Board, directors attended meetings of Board committees on which they served. The Board’s standing committees are the Audit, Compensation and Nominating Committees.

Committee Membership

The following table shows the current membership on the standing committees:

Name	Audit	Compensation	Nominating
Barry Raeburn	Chair	Member	Member
Feng Bai	Member	Chair	Member
Jiping Hua	Member	Member	Chair

Audit Committee.

The Board of Directors has an Audit Committee established in accordance with section 3(a)(58) of Securities Exchange Act of 1934 (the “Exchange Act”). The Board of Directors has determined that each of the members of the Audit Committee is “independent,” as defined in the corporate governance listing standards of NASDAQ and Rule 10A-3 under the Exchange Act relating to audit committees. In addition, the Board has determined that all members of the Audit Committee are financially literate and that Mr. Barry Raeburn qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission.

The committee assists the Board in fulfilling its oversight responsibilities relating to:

• our auditing, accounting and reporting practices;
• the adequacy of our systems of internal controls;
• and the quality and integrity of publicly reported financial disclosures.

In this role, the committee appoints the independent auditors and reviews and approves the scope of the audit, the financial statements and the independent auditors’ fees. The Audit Committee met three times during the fiscal year, and the Chairman met quarterly with management and the external auditors prior to the release of our financial results.

The Audit Committee exercises the powers of the Board of Directors in connection with our accounting and financial reporting practices, and provides a channel of communication between the Board of Directors and independent registered public accountants.

Compensation Committee.

The Compensation Committee is comprised of three directors who meet the independence requirements of NASDAQ, are “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The purpose of our compensation committee is to discharge the responsibilities of our board of directors relating to compensation of our executive officers. Specific responsibilities of our compensation committee include:

• reviewing and recommending approval of compensation of our executive officers;
• administering our stock incentive plan;
• and reviewing and making recommendations to our board with respect to incentive compensation and equity plans.

The Compensation met two times during the fiscal year.

Nominating Committee.

This committee is comprised of three directors who meet the independence requirements of NASDAQ. This committee identifies and recommends candidates for Board membership. The committee also considers the size, structure and general composition of the Board. The Nominating Committee met one time during the fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction and Corporate Governance

Our Compensation Committee (which is referred to herein as the “Committee” or as the “Compensation Committee”) oversees and administers our executive compensation programs. The Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. The Committee’s complete roles and responsibilities are set forth in the written charter adopted by the Board of Directors, which can be found at www.fushicopperweld.com under “Corporate Governance.” The Board of Directors selected the following three individuals to serve on the Committee on July 3, 2007: Feng Bai (Chair), Barry L. Raeburn, and Ji Ping Hua. All of these individuals qualify as independent directors under the rules of the NASDAQ Stock Exchange. The Compensation Committee is comprised entirely of non-employee directors.

The Committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. During the fiscal year ended December 31, 2007, the Committee held two ad hoc meeting. As part of his duties as the Committee Chair, Mr. Bai reports on Committee actions and recommendations to the Board of Directors.

Executive Compensation Philosophy and Objectives

Our compensation program for the individuals named in the Summary Compensation Table (the “named executive officers”) is designed and implemented to maximize value for shareholders over the long term. Competing for talent in the rapidly changing and increasingly competitive. The quality of the Company’s talent is a key driver of long-term stockholder value. Establishing and maintaining executives’ long-term commitment to us is critical to the development of our product pipeline, as development of new products often takes three years or more, and time to market is critical to our business success.

The Committee was organized in July of 2007 and set out to establish basic principles for compensating the Company’s personnel and to assess the current compensation structure of the Company. The primary actions by the Committee in fiscal year 2007 were to insure that senior executives, key employees and consultants were provided incentives to meet the Company’s short term objectives in the PRC and to provide similar incentives to executives at Copperweld after it was acquired in October of 2007. In fiscal year 2008 the Committee plans to evaluate and establish a performance based compensation plan substantially in the form described below.

Our compensation philosophy is based on a total rewards framework supported through the following objectives:

•	to afford our executives a competitive total rewards opportunity relative to organizations with which we compete for executive talent,

•	to allow us to attract and retain superior, experienced people who can perform and succeed in our fast-paced, dynamic and challenging environment,

•	to support our meritocracy by ensuring that our top performers receive rewards that are substantially greater than those received by average performers at the same position level, and

•	to deliver pay in a cost efficient manner that aligns employees’ rewards with stockholders’ long-term interests.

What is our compensation program designed to reward?

The compensation program rewards superior financial, strategic and operational performance that is achieved in a manner consistent with the Company’s values. Results and how the results are attained are both critically important. Our executive officers are assessed on the basis of demonstrated results relative to their performance of pre-established goals, ability to assess and adapt to change in a timely and efficient manner, as well as demonstrated competencies and behavioral attributes.

Compensation Program Elements and Pay Level Determination

What factors are considered in determining the amounts of compensation?

The Compensation Committee believes that an effective executive compensation program should provide base annual compensation that is reasonable in relation to individual executive’s job responsibilities and reward the achievement of both annual and long-term strategic goals of our company.

The key metrics we use to measure performance differ by individual, but can be grouped into the following categories:

•	Financial — we evaluate measures of Company financial performance, including revenue growth, gross margins, operating margins and other measures such as expense management.

•	Strategic — we monitor the success of our executive team in furthering the strategic success of the Company, including the development of the Company’s product pipeline.

•
Operational — we include operational measures in our determination of success, including our production capacity and capability, the timeliness and effectiveness of new product launches, the execution of important internal Company initiatives and customer growth and retention.

The Committee considers the totality of the information presented (including external competitiveness, the performance review, Company performance, progress towards strategic objectives and internal equity) and applies its knowledge and discretion to determine the compensation for each executive officer. As a manufacturing company operating in three continents -- Dalian, Laioning, China; Fayetteville, Tennessee; Telford, UK, the Committee also takes the local average executives’ salary level into account in its compensation decisions. The Committee may reassess the proper level of equity and cash compensation in light of the company’s improved profitability and shareholder value creation.

Based on the foregoing objectives, the Committee has structured the Company’s annual cash and incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company, to reward the executives for achieving such goals, and to retain the executives. In designing the employment agreement with our Chief Operating Officer, Christopher Finley, and Corporate Controller, James Todd, the Committee employed outside compensation consultants from Weil Gatshal & Manges LLP. Specifically, the Committee utilized the consultant service and research data primarily from Salary.com to set compensation for the two executive officers at levels targeted at or around the average of the compensation amounts provided to executives at comparable local companies considering, for each individual, their individual experience level related to their position with us. There is no pre-established policy or target for the allocation between either cash and non-cash incentive compensation.

What is each element of compensation and why is it paid?

Each of the two elements serves an important role in supporting the Fushi Copperweld pay-for-performance philosophy and in realizing our compensation program objectives:

Base Compensation.

The Company provides named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salary ranges for the named executive officers are determined for each executive based on his or her position and responsibility.

During its review of base salaries for executives, the Committee primarily considers:

•	the negotiated terms of each executive employment agreement;
•	internal review of the executive’s compensation, both individually and relative to other executive officers;
•	and individual performance of the executive.

Salary levels are typically considered annually as part of the company’s performance review process, as well as upon a change in job responsibility. The Committee considers the facts presented by each individual case including but not limited to the employee’s longevity with the Company, his or her educational background and experience, the particular responsibilities of his or her position, the compensation of others with similar background credentials and responsibilities, and his or her past level of performance, as well as prospective assumptions.  It is important for the Company to remain competitive with not only its domestic competition, but also its competitors participating in world markets.  Therefore, the Company attempts at all levels of management and operations to control costs such that the Company can strive for a relatively low-cost structure.  Merit-based increases to salaries are based on the Committee’s assessment of the individual’s performance. This element is important because, in our experience, prospective employees view salary levels as the most important determinant of where they choose to work.  In order to maintain an advantageous cost structure, it is necessary that the Company provide enhancement to base compensation when certain levels of profitability are achieved.

Mr. Christopher Finley and Mr. James Todd joined our company during this fiscal year. Base salary for our Chief Executive Officer, Mr. Li Fu in 2007 has not been changed from the base salary in effect during the prior year. Base salary for our Chief Financial Officer, Mr. Christopher Wang was increased from $120,000 to $180,000 on an annual basis, effective November 2007.

Long-Term Incentive Compensation.

The Company also provides to senior managers a long-term incentive component to compensation.  Prior to July 2007, the vehicle for this component was a 500,000 unqualified stock options granted to individuals by the Board of Directors which were not governed by any formal plan. In October of 2007, the Fushi International, Inc. 2007 Stock Incentive Plan was approved by our majority stockholder and the Committee may award incentives through grants of options, stock appreciation rights, restricted stock, performance shares and other stock based awards under the 2007 Stock Incentive Plan. Currently our option grants vest incrementally over a period of two to three years and terminate two years after the vesting date. Due to the rapid growth of our business in the PRC and increasing worldwide demand we believe the program,  over time, will provides an incentive for the executive to achieve short term goals while remaining with the Company over the long term, as executives exercise their options and continue to hold our common stock .

The Compensation Committee understands that the costs of stock grants under the Plan are a tax deductible expense to the Company measured on the date of vesting.  Cash compensation is a direct expense to the Company in the time frame dictated by applicable accounting rules.

The granting of awards under the 2007 Stock Incentive Plan begins with a determination by the Committee of the dollar value of the stock available to be awarded for performance. The awards are made based on the total number of shares available to be awarded is determined by dividing the previously determined dollar value of available stock by the average of the high and low sales prices on the trading day immediately prior to the determination date. The number of shares so determined is the maximum number that may be awarded.

The senior executives and the Committee also agree upon specific milestones, largely comprised of measurable business metrics which can be impacted by management. The Committee reviews progress towards the goals and evaluates performance. Based on its evaluation, the Committee grants awards to the participants as it deems appropriate.

The Committee has and uses its discretion to determine the number of shares awarded to each named executive officer. The Committee does not use multiple levels of performance which are tied to multiple levels of awards. Rather, it subjectively evaluates the extent to which an executive officer has achieved or made progress toward achieving the officer’s goals after considering the available data and it then uses its collective judgment to make awards it believes to be appropriate to the level of performance.

Corporate goals for 2007 included both financial and operating targets.  Financial targets included, among others, revenue and profit growth, return on invested capital, and cost control.  Operating targets included, among others, customer relationship issues, product quality and plant process efficiency.

Prior to July of 2007 the Board of Directors approved non-qualified option grants to senior management and directors to purchase an aggregate of 650,000 shares of our common stock. They were granted to management in order to align their interests with the shareholders and in recognition of prior services. After July 2007, the Committee recommended grants of options for 125,000 shares of our common stock to our Chief Financial Officer and in October non-qualified options to purchase 325,000 shares of our common stock to key senior executives at Copperweld.

Tax-deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits to $1 million the amount a company may deduct for compensation paid to its CEO or any of its other four named executive officers. This limitation does not, however, apply to compensation meeting the definition of “qualifying performance-based” compensation.

Management works with the Committee to assess alternatives to preserve the deductibility under Section 162(m) of compensation payments to the extent reasonably practicable, consistent with our compensation policies and as determined to be in the best interests of the Company and its stockholders. For the fiscal year ended December 31, 2007, the Company believes that the Compensation payments will meet the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Perquisites and Personal Benefits

In addition to participating in the benefit programs provided to all other employees (for example, medical, dental, vision, life and disability insurance, employee stock purchase plan), we provide certain perquisites and additional benefits to executives.

Retirement Plans and Social Benefits

We maintain a pre-tax savings plan covering substantially all U.S. employees, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees, including executive management, may contribute a portion of their pre-tax salary, subject to certain limitations. Under the laws of the PRC, we provide social and retirements benefits to executives and employees at our Dalian facility.

Compensation Committee Interlocks and Insider Participation

None of the Compensation Committee members is, or was ever, an officer or employee of the Company or any of its subsidiaries, nor did any of the Compensation Committee members have any relationship requiring disclosure by the Company under any subsection of Item 404 of Regulation S-K promulgated by the SEC. During the last fiscal year, none of the executive officers of the Company served on the board of directors or on the compensation committee of any other entity, any of whose executive officers served on the Board.

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the Compensation Discussion and Analysis set forth above with the Company’s management. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in the proxy statement.

Compensation Committee:

Feng Bai (Chairman)
Barry L Raeburn
Ji Ping Hua

COMPENSATION TABLES

The following table shows the compensation (in $’000) paid to or earned by the named executive officers during the fiscal year ended December 31, 2007.

Name and 'Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Li Fu(1)	2007	$240	$-	$-	$318	$-	$-	$-	$558
Chief Executive Officer, Director	2006	$-	$-	$-	$-	$-	$-	$-	$-
	2005	$-	$-	$-	$-	$-	$-	$-	$-
Yue Mathus Yang(2)	2007	$-	$-	$-	$191	$-	$-	$-	$191
President, Director	2006	$-	$-	$-	$-	$-	$-	$-	$-
	2005	$-	$-	$-	$-	$-	$-	$-	$-
Wenbing Christopher Wang	2007	$130	$-	$-	$922	$-	$-	$-	$1,052
President, Chief Financial Officer	2006	$-	$-	$-	$-	$-	$-	$-	$-
	2005	$-	$-	$-	$-	$-	$-	$-	$-
J. Christopher Finley	2007	$200	$-	$-	$83	$-	$-	$-	$283
Chief Operating Officer	2006	$-	$-	$-	$-	$-	$-	$-	$-
	2005	$-	$-	$-	$-	$-	$-	$-	$-
James Todd	2007	$144	$-	$-	$59	$-	$-	$-	$203
Financial Controller	2006	$-	$-	$-	$-	$-	$-	$-	$-
	2005	$	$-	$-	$-	$-	$-	$-	$-

Notes to Summary Compensation Table

Mr. Fu's annual salary is $240,000 per year. Mr. Fu elected to forego his salary in fiscal years 2005 and 2006 in exchange for the receipt of options to purchase 200,000 shares of our common stock granted on May 21, 2007. The options have an exercise price of $12.30 with 33,334 shares vesting immediately and 25,000 shares vesting for the initial 4 quarterly periods and 16,677 shares for the next 4 quarterly periods thereafter. The options expire 2 years after each vesting date Mr. Fu may receive a discretionary bonus, performance based awards, is subject to termination for cause and receives labor-related benefits in conformance with PRC labor laws.

Mr. Yang's annual salary is $180,000 per year. Mr. Fu elected to forego his salary in fiscal years 2005 and 2006 in exchange for the receipt of options to purchase 50,000 shares of our common stock granted on May 21, 2007. The options have an exercise price of $12.30 with 33,334 shares vesting immediately and 8,333 shares vesting for 2 quarterly periods thereafter. The options expire 2 years after each vesting date. Mr. Yang resigned from the Company on January 21, 2008.

Mr. Wang's annual salary was $120,000 per year until November 2007 and increased to $180,000 per year since then. Mr. Wang elected to forego his salary in fiscal years 2005 and 2006 in exchange for the receipt of options to purchase 100,000 shares of our common stock granted on May 21, 2007. The options have an exercise price of $12.30 with 33,334 shares vesting immediately and 8,333 shares vesting for 8 quarterly periods thereafter. The options expire 2 years after each vesting date. Mr. Wang may receive a discretionary bonus, performance based awards, is subject to termination for cause and receives labor-related benefits in conformance with PRC labor laws. On September 27, 2007, the Company granted to Mr. Wang a non-qualified stock option to purchase 125,000 shares of its Common Stock vesting immediately at an exercise price of $13.70 and terminating in four years from the date of its grant. The option grant was approved by the Compensation Committee of the Board of Directors of the Company in consideration of Mr. Wang’s efforts on behalf of the Company.

Mr. Finley’s term of employment is for two (2) years commencing October 29, 2007 and automatically extended for additional two (2) year terms unless six (6) months prior written notice of nonrenewal is given by Mr. Finley or the Company. Mr. Finley receives a base salary of $200,000 per year, with such amount available to increase at the discretion of the Board of Directors of the Company. Mr. Finley is eligible to participate in any annual cash bonus plan that is generally available to senior executives of the Company. In connection with Mr. Finley’s employment, the Board of Directors has approved a non-qualified stock option grant to Mr. Finley in the amount of 190,000 shares of common stock of the Company vesting over a two (2) year period with 12.5% of the options vesting each quarter for eight (8) quarters pursuant to the Fushi International, Inc. 2007 Stock Incentive Plan. All shares pursuant to the option must be exercised within three years after the date of the vesting. If the Company terminates Mr. Finley without cause or if Mr. Finley terminates his employment for Good Reason (as defined therein), Mr. Finley is entitled to receive (i) a lump sum cash payment equal to any accrued and unpaid salary and bonus; (ii) an amount equal to the sum of (a) 50% of his then current base salary and (b) 50% of the average annual cash bonus payments during the preceding 3 fiscal years, with such sum payable in 6 substantially equal monthly installments; (iii) 6 months of health insurance; and (iv) the reimbursement of any expenses. If the Company terminates Mr. Finley’s employment with Cause, he is entitled to his accrued and unpaid salary and accrued and unpaid bonus through the effective date of termination as well as the reimbursement of any expenses. During the term of Mr. Finley’s employment with the Company and for 12 months thereafter, he is not allowed to engage in certain competitive activities with the Company. During the term of his employment and for 18 months thereafter, Mr. Finley cannot solicit any employees or customers of the Company.

Mr. Todd’s term of employment is for two (2) years commencing October 29, 2007 and automatically extended for additional two (2) year terms unless six (6) months prior written notice of nonrenewal is given by Mr. Todd or the Company.  Mr. Todd receives a base salary of $144,000 per year, with such amount available to increase at the discretion of the Board of Directors. Mr. Todd is eligible to participate in any annual cash bonus plan that is generally available to senior executives of the Company. In connection with Mr. Todd’s employment, the Board of Directors has approved a non-qualified stock option grant to Mr. Todd in the amount of 135,000 shares of common stock of the Company vesting over a two (2) year period with 12.5% of the options vesting each quarter for eight (8) quarters pursuant to the Fushi International, Inc. 2007 Stock Incentive Plan. All shares pursuant to the option must be exercised within three years after the date of the vesting. If the Company terminates Mr. Todd without Cause (as defined therein) or if Mr. Todd terminates his employment for Good Reason (as defined therein), Mr. Todd is entitled to receive (i) a lump sum cash payment equal to any accrued and unpaid salary and bonus; (ii) an amount equal to the sum of (a) 50% of his then current base salary and (b) 50% of the average annual cash bonus payments during the preceding 3 fiscal years with such sum payable in 6 substantially equal monthly installments; (iii) 6 months of health insurance; and (iv) the reimbursement of any expenses. If the Company terminates Mr. Todd’s employment with Cause, he is entitled to his accrued and unpaid salary and accrued and unpaid bonus through the effective date of termination as well as the reimbursement of any expenses. During the term of Mr. Todd’s employment with the Company and for 12 months thereafter, he is not allowed to engage in certain competitive activities with the Company. During the term of his employment and for 18 months thereafter, Mr. Todd cannot solicit any employees or customers of the Company. Mr. Todd is also entitled to a life insurance policy in an amount of $144,000.

Non-employee directors are paid an annual retainer of $15,000, and a stock based compensation Award. In 2007, each director elected to received options to purchase 50,000 of our common stock with options to purchase 12,500 shares vesting on June 15, 2007 and options to purchase 4,687 vesting each of the next 8 quarterly periods. The options have an exercise price of $11.75 per share which was the fair market value of the underlying common stock at the time of the grant. The unvested options granted to the directors are subject to forfeiture upon the occurrence of certain events. In addition, directors are compensated $1,000 for each board meeting attended; and $500 for attendance at committee meetings. The Audit Committee Chair receives additional annual compensation of $5,000. Directors are reimbursed for travel and other expenses related to attendance at meetings. Directors who are employees are not paid extra compensation for service on the Board or any committee of the Board.

Employment Agreements

Effective November 8, 2005, the Company entered into employment agreements with Mr. Fu, our Chief Executive Officer, Mr. Yang, our President, Mr. Wang, our Chief Operating Officer. Their employment with the Company is for an indefinite period unless terminated by the Company or the Executive. Their compensation is subject to an annual review by the Compensation Committee of the Board of Directors. The agreements also set forth their respective duties and confidentiality responsibilities.

On October 29, 2007, Mr. Finley and Mr. Todd entered into an Executive Employment Agreement with the Company which provides that Mr. Finley and Mr. Todd will serve as Chief Operating Officer and Corporate Controller of the Company. Details of the contracts are disclosed in notes provide above.

Adoption of 2007 Stock Incentive Plan

On October 24, 2007 the Board of Directors (the “Board of Directors”) of Fushi International, Inc. (the “Company”) approved the adoption of the Fushi International, Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The Board of Directors adopted the 2007 Plan to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees, consultants and non-employee directors cash and stock-based incentives and to attract, retain and reward such individuals. In addition the Board of Directors authorized the officers of the Company to prepare and file a Form S-8 registering the shares of Common Stock authorized under the 2007 Plan and a resale registration statement covering officers, directors and control persons of the Company. The majority stockholder of the Company approved the 2007 Plan and the related filings with the Commission in a written consent shortly after the meeting of the Board of Directors on October 24, 2007.

The 2007 Plan became effective after the effective date of the Schedule 14C that was filed with the Securities and Exchange in connection with the approval of the 2007 Plan by the majority stockholder. The 2007 Plan is administered by a committee consisting of all of the members of the Compensation Committee of the Company. All officers and key employees, and directors of, and consultants to the Company and its subsidiaries and affiliates, who are responsible for or contribute to the management, growth and/or profitability of the business of the Company and/or its subsidiaries and affiliates are eligible for participation in the 2007 Plan. Eight Hundred Thousand (800,000) shares of Common Stock have been authorized for the 2007 Plan, subject to an increase of up to 10% of the Company’s issued and outstanding Common Stock, and any shares that may become available for issuance under awards under the 2007 Plan as a result of expiration or forfeiture. The Company may issue stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards under the 2007 Plan.

2007 Grants of Plan-Based Awards
(in thousands, except per share data)

The following table shows additional information regarding all grants of plan-based awards made to our named executive officers for the year ended December 31, 2007.

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Securities Stocks or Units (#) (i)	All other Option Awards : Number of Securities Underlying Options (#)(1) (j)	Exercise or Base Stock and Option Awards ($/sh) (k) (2)	Grant Date Fair Value of Awards (3)
J. Christopher Finley	10/29/2007		190,000	$18.69	4.84
James Todd	10/29/2007		135,000	$18.69	4.84

Notes to 2007 Grants of Plan-Based Awards Table
Please see notes to Summary Compensation Table.

Director Compensation

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) (2)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Li Fu (1)

Yue Mathus Yang (1)

Feng Bai	11.5		96.8	-	-	-	108.3

Barry Raeburn	14.5		96.8	-	-	-	111.3

Jiping Hua	11.5		96.8	-	-	-	108.3

(1)
Mr. Fu and Mr. Yang do not receive additional compensation for their role as Directors. For information relating to Mr. Fu’s compensation as Chairman and Chief Executive Officer and Mr. Yang’s compensation as President, see the Summary Compensation Table above.

(2)	The amounts in this column represent cash payments made to Non-Employee Independent Directors for attendance at meetings during the year.
(3)
The amounts in this column represent the compensation cost of stock options awarded by the Board, except that these amounts do not include any estimate of forfeitures. The grant was awarded on June 17, 2007 and grant date fair value of option awards granted were determined in accordance with Statement of Financial Accounting Standards No. 123R (SFAS123(R)) and are recognized as compensation cost over the requisite service period. The amount recognized for these awards was calculated using the Black Scholes option-pricing model, with the following assumptions: expected option life of 2 years, expected volatility 50%, dividend 0 and riskfree rate 4.574%.

We use a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on our board of directors. Directors who also are employees of our company currently receive no compensation for their service as directors or as members of board committees. In setting director compensation, we consider the significant amount of time that directors dedicate to the fulfillment of their director responsibilities, as well as the competency and skills required of members of our board. The current compensation schedule includes i) an annual cash compensation of $15,000; ii) options with the right to purchase 50,000 of our common stock at exercise price equal to the grant day’s stock price, with 12,500 shares vested immediately and the balance vesting 4,687 shares each quarter for eight quarters; iii) $1,000 per full board meeting attended; iv) $500 per full committee meeting attended. The directors’ current compensation schedule has been in place since June 2007. The directors’ annual compensation year begins with the annual election of directors at the annual meeting of shareholders. Periodically, our board of directors reviews our director compensation policies and, from time to time, makes changes to such policies based on various criteria the board deems relevant.

Non-employee directors are reimbursed for travel, lodging and other reasonable out-of-pocket expenses incurred in attending meetings of our board of directors and for meetings of any committees of our board of directors on which they serve. During 2007, Mr. Raeburn, Mr. Bai and Mr. Hua had received or earned cash compensation for attending board or committee meetings of $14,500, $11,500 and $11,500, respectively. . In June, 2007, the Board of Directors approved a total of 150,000 options to be issued to the three non-employee directors. Each non-employee director received options to purchase 50,000 shares of common stock with an exercise price of $11.75 per share in exchange for two years service. If a non-employee director is not re-elected at the annual shareholders’ meeting, the unvested options will be forfeited.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Equity Compensation Plan Information at December 31, 2007

The following table sets forth information as of December 31, 2007 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding equity awards	Weighted-average exercise price of outstanding equity awards($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1) Fushi International, Inc. 2007 Stock Incentive Plan.	335,000	18.62	465,000	(2)
Equity compensation plans not approved by securityholders Issuances of non-qualified options to employees (2)	775,000	$12.41	—
Total	1,110,000	$14.29	465,000

1 On October 24, 2007, the holder of 53.5% of the issued and outstanding common stock of the Company’s approved the adoption of the Fushi International, Inc. 2007 Stock Incentive Plan which will be effective upon the filing of a definitive 14C with the Securities and Exchange Commission. On October 29, 2007, in connection with Mr. J. Christopher Finley’s employment as Chief Operating Officer and Mr. James Todd’s employment as Financial Controller, the Board of Directors approved a non-qualified stock option grant to Mr. Finley and Mr. Todd in the amounts of 190,000 shares and 135,000 shares of common stock of the Company, respectively, for a service period of two years, vesting over a two (2) year period with 12.5% of the options vesting each quarter for eight (8) quarters. The exercise price of the grants is $18.69. On November 13, 2007 an option was granted to Nathan J. Anderson, our Director of Investor Relations of the Company to purchase 10,000 shares of our common stock at $16.36 per share, of which 5,000 shares vested upon the date and 2,500 shares vest on each of May 13, 2008 and November 13, 2008 and terminate two years after the date of vesting.

2 On May 21, 2007 options were granted to executives of the Company to purchase 500,000 shares of our common stock at an exercise price of $12.30 per share vesting over two years and terminate within two years of the date of vesting. On June 17, 2007 options were granted to directors of the Company to purchase 150,000 shares of our common stock at an exercise price of $12.30 per share vesting over two years and terminated two years after the date of vesting. On October 27, 2007 an option was granted to Christopher Wang, our Chief Financial Officer to purchase 125,000 shares of our common stock at $13.70 per share which vested upon the date of the grant and terminate three years after the date of vesting. All of the options were granted in exchange for services. All options were issued with an exercise price that equaled or exceeded fair market value on the date of the grant. The Company relied on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”). No other options were issued during the twelve months ended December 31, 2007.

Beneficial Ownership of Our Voting Securities

The following table sets forth certain information as of March 10, 2008 with respect to the beneficial ownership of each class of our voting securities by (i) any person or group owning more than 5% of each class of our voting securities, (ii) each director, (iii) each executive officer, and (iv) all executive officers and directors as a group.

In determining beneficial ownership of the common stock, the number of shares shown includes shares which the beneficial owner may acquire upon exercise of warrants or options which may be acquired within 60 days. In determining the percentage of common stock beneficially owned by a person on March 14, 2008, (a) the numerator is the number of shares of the common stock beneficially owned by such person, including shares which the beneficial owner may acquire within 60 days upon conversion or exercise of a derivative security (in this case the warrants) and (b) the denominator is the sum of (i) the total shares of common stock outstanding on March14, 2008 which is approximately 27,454,161, and (ii) the total number of shares that the beneficial owner may acquire upon exercise of the options and warrants. Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

Except as otherwise stated, the address of the directors and executive officers listed in the table is c/o our company, 1 Shuang Qiang Road, Jinzhou, Dalian, People's Republic of China 116100.

	Beneficial Ownership
	of Common Stock
Name of Beneficial Owner	Shares		Percent

Owners of More than 5%

Li Fu	12,096,576	(2)	41.61%

Pope Asset Management LLC (1)	3,196,260		10.99%
5100 Poplar Avenue, Suite 512
Memphis, TN 38137

Citadel Investment Group, L.L.C.	2,857,143	(3)	9.83%
131 S. Dearborn Street, 32nd Floor
Chicago, Illinois 60603

Directors and Executive Officers

Li Fu	12,096,576		41.61%
Chairman of Board, Director,
CEO

Wenbing Christopher Wang	383,333	(4)	1.31%
Director, President,
Chief Financial Officer

John Christopher Finley	23,750	(5)	0.08%
Chief Operating Officer

James Todd	16,875	(5)	0.06%
Financial Controller

Feng Bai	26,561	(5)	0.09%
Director

Jiping Hua	26,561	(5)	0.09%
Director

Barry Raeburn	26,561	(5)	0.09%
Director

All Directors and Executive Officers as a group	12,600,217		43.34%

1)
Pope Asset Management LLC, a registered investment advisor, acquired these shares for the accounts of 139 of its clients and has sole voting power over these shares, but shares dispositive power with its clients over the shares in their respective accounts.

2)	Includes vested options to purchase 83,334 common shares;
3)	Holder of Convertible Notes convertible into 2,857,143 shares. As of March 14, 2007, 2,142,857 shares have been converted.
4)	Includes vested options to purchase 383,333 shares;
5)	All represent vested options to purchase certain number of shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountants:

1. Jimmy C.H. Cheung & Co.
	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Audit Fees	None	$70,000
Audit Related Fees	$41,000	$32,000
Tax Fees	None	None
All Other Fees	None	None
Total	$41,000	$102,000

2. Moore Stephens Wurth Frazer and Torbet, LLP
	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit Fees	$190,000	$90,000
Audit Related Fees	$45,000	$15,000
Tax Fees	$5,000	$8,543
All Other Fees	$42,200	None
Total	$282,200	$113,543

In the event that we should require substantial non-audit services, the Board of Directors would approve such services and the fees therefore.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

The following financial statements of Fushi Copperweld, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

Reports of Independent Registered Public Accounting Firms	F-1 - F-2

Consolidated Balance Sheets - as of December 31, 2007 and 2006	F-3

Consolidated Statements of Income and Other Comprehensive Income - for the Years ended December 31, 2007, 2006, 2005	F-4

Consolidated Statements of Shareholders’ Equity - for the Years ended December 31, 2007, 2006, 2005	F-5

Consolidated Statements of Cash Flows - for the Years ended December 31, 2007, 2006, 2005	F-6

Notes to Consolidated Financial Statements	F-7 - F-36

2. Financial Statement Schedule II Valuation and Qualifying Accounts. The information for Schedule II as well as other Schedules has been omitted since they are not applicable.

3. All management contracts and compensatory plans and arrangements are specifically identified on the attached Exhibit Index.

(b) Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

(c) Financial Statements and Schedules - See Item 15(a)(1) and Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSHI COPPERWELD, INC.

Date: March 14th, 2008	By:	/s/ Li Fu
Li Fu, CEO (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 14th, 2008	/s/ Wenbing Christopher Wang
Wenbing Christopher Wang, President and Chief Financial Officer (principal financial officer and principal accounting officer)

March 14th, 2008	/s/ Li Fu
Li Fu, Director

March 14th, 2008	/s/ Bai Feng
Bai Feng, Director

March 14th, 2008	/s/ Jiping Hua
Jiping Hua, Director

March 14th, 2008	/s/ Barry Raeburn
Barry Rayburn, Director

S-1

FUSHICOPPERWELD, INC.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2007

Number	Description

2.1	LLC Membership Interest Purchase Agreement by and between Fushi International, Inc. and David S. Jones, dated as of September 25, 2007. (1)

3.1	Articles of Incorporation, as amended(2)

3.2	Bylaws (2)

3.3	Specimen of Common stock certificate(2)

3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock (2)

3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock. (2)

4.1
Form of Stock Purchase Agreement, dated as of December 13, 2005 by and among Parallel Technologies, Inc., Dalian Fushi, the management of Dalian Fushi, Chinamerica Fund, LP, and the other investors named therein.(2).

4.2	Form of Warrant (included as Exhibit A to Exhibit 4.1).

4.4
Form of Amendment No. 1 to Stock Purchase Agreement, dated as of December 13, 2005 by and among Parallel Technologies, Inc., Dalian Fushi, the management of Dalian Fushi, Chinamerica Fund, LP, and the other investors named therein.(4)

4.5
Form of Stock Purchase Agreement, dated as of December 28, 2005, by and among Parallel Technologies, Inc., Dalian Fushi, the management of Dalian Fushi, Heller Capital Investments, LLC and the other investors named therein.(4)

4.6	Form of Notes Purchase Agreement, dated as of January 24, 2007, by and among the Company and Citadel Equity Fund Ltd. (5)

4.7	Form of HY Indentures, dated as of January 25, 2007, by and among the Company, the FHI and the Bank of New York. (5)

4.8	Form of CB Indentures, dated as of January 25, 2007, by and among the Company, the FHI and the Bank of New York. (5)

4.9	Form of Share Pledge Agreement, dated as of January 25, 2007, by and among the Company and the Bank of New York. (5)

4.10	Form of Investor Rights Agreement, dated as of January 25, 2007, by and among the Company, FHI, FID, DF, Li Fu, Mathus Yue Yang, Chris Wenbing Wang and Citadel. (5)

10.1	Share Exchange Agreement dated as of December13, 2005 between Parallel Technologies, Inc. and the stockholders of Diversified Product Inspections, Inc. (2)

10.2	Translation of Purchase Agreement, dated as of December 13, 2005, between Fushi International (Dalian) and Dalian Fushi. (2)

10.3
Translation of Entrusted Management Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (2)

10.4	Translation of First Patents Transfer Contract, dated as of December 13, 2005, by and between Fushi International (Dalian) and Dalian Fushi. (2)

10.5	Translation of Second Patent Transfer Contract, dated as of December 13, 2005, by and between Fushi International (Dalian) and Li Fu. (2)

10.6	Translation of Voting Proxy Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (2)

10.7
Translation of Exclusive Option Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu.(2).

10.8	Translation of Shares Pledge Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (2)

10.10	Stock Purchase Agreement dated as of November 8, 2005 between Glenn A. Little and Dalian Fushi. (2)

10.11	Consulting Agreement dated as of November 8, 2005 between Parallel Technologies, Inc. and Glenn A. Little. (2)

10.12	Form of Engagement Letter dated May 27, 2005 between Dalian Fushi and Kuhns Brothers, Inc. (2)

10.13	Securities Purchase Agreement dated as of October 26, 2007 by and among the Company and the investors named therein. (6)

10.14	Registration Rights Agreement dated as of October 26, 2007 by and among the Company and the investors named therein. (6)

10.15	Closing Escrow Agreement dated as of October 26, 2007 by and between the Company, Roth Capital Partners, LLC and Tri-State Title & Escrow, LLC, as escrow agent. (6)

10.16	Waiver and Consent of Citadel Equity Fund, Ltd., dated as of October 26, 2007. (6)

10.17	Fushi International, Inc. 2007 Stock Incentive Plan . (7)

10.18	Agreement between Nexans Deutschland Industries GmbH & Co. KG and Tongling Copperweld Bimetallics CO, LTD, dated April 24, 2007.*

10.19	Consent and Agreement of Licensor to Collateral Assignment among Nexans Deutschland Industries GmbH & Co. KG, Copperweld Bimetallics, LLC and The CIT Group/Commercial Services, Inc. dated March 2007.*

10.20	License Agreement Addendum between Nexans Deutschland Industries GmbH & Co. KG and Tongling Copperweld Bimetallics CO, LTD, dated April 2007.*

10.21	Financing Agreement between CIT Group/Commercial Services, Inc and Copperweld Bimetallics, LLC, dated April 5, 2007.

E-1

10.22	Pledge Agreement between CIT Group/Commercial Services, Inc and Copperweld Bimetallics, LLC, dated October, 2007.

10.23	Guaranty of Copperweld Bimetallics, LLC, dated April 5, 2007.

14.1	Code of ethics.*

16.1	Letter dated December 2, 2005 from Parallel Technologies, Inc. to S.W. Hatfield, CPA (2)

16.2	Letter dated December 2, 2005 from S.W. Hatfield, CPA to the Securities and Exchange Commission. (3)

21.1	List of Subsidiaries*

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP*

23.2	Consent of Jimmy C.H. Cheung & Co. *

31.1	Certification of Li Fu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*;

31.2	Certification of Wenbing Wang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herein.

(1)  Incorporated by reference to the Registrant’s Current Report on Form 8-K (07-051117) filed on September 26, 2007.

(2)  Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 14, 2005.

(3)  Incorporated by reference to the Registrant's Current Report on Form 8-K/A (Amendment No. 1) filed on December 20, 2005.

(4) Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2006.

(5)  Incorporated by reference to the Registrant’s Current Report on Form 8-K (07-003608 ) filed on January 26, 2007.

(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K (07-057089) filed on October 31, 2007.

(7) Incorporated by reference to the Registrant’s Preliminary Schedule 14C (07-069247 ) filed on December 27, 2007.

E-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Fushi Copperweld, Inc.

We have audited the consolidated balance sheets of Fushi Copperweld, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated statement of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2007. Fushi Copperweld, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fushi Copperweld, Inc and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/S/ Moore Stephens Wurth Frazer and Torbet, LLP

Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Parallel Technologies, Inc. and subsidiaries

We have audited the accompanying balance sheets of Parallel Technologies, Inc. and subsidiaries, as of December 31, 2005 (consolidated) and 2004 and the related statements of operations and comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2005 (consolidated) and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Jimmy C.H. Cheung & Co

Jimmy C.H. Cheung & Co
Certified Public Accountants

Hong Kong

Date: March 4, 2006

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$79,914,758	$20,493,551
Marketable Securities	2,977,699	-
Restricted cash	1,000,000	-
Accounts receivable, trade, net of allowance of bad debt $135,418
and $0 as of December 31, 2007 and 2006	23,611,186	7,042,408
Inventories	12,308,295	7,403,116
Notes receivables	816,905	-
Other receivables and prepaid expenses	997,979	497,380
Advances to suppliers	2,341,839	3,390,917
Cross currency hedge receivable	706,170	-
Deferred tax assets	2,852,000	-
Total current assets	127,526,831	38,827,372

PLANT AND EQUIPMENT, net	87,228,600	47,256,475

OTHER ASSETS:
Advances to suppliers, noncurrent	22,764,535	4,559,357
Intangible asset, net of accumulated amortization	5,832,721	5,518,931
Deferred loan expense, net	3,115,930	-
Total other assets	31,713,186	10,078,288

Total assets	$246,468,617	$96,162,135

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$3,028,823	$1,055,684
Liquidated damage payable	-	1,466,250
Short term bank loans	12,871,884	12,504,135
Current portion of long term debts	10,968,000	-
Other payables and accrued liabilities	5,791,597	321,276
Customer deposits	-	531,065
Taxes payable	1,005,259	982,345
Loan from shareholder	-	3,911,256
Total current liabilities	33,665,563	20,772,011

LONG TERM LIABILITIES:
Long term bank loans, net of current portion	-	10,256,000
Notes payable	60,000,000	-
Fair value of derivative instrument	8,515,396	-

Total liabilities	102,180,959	31,028,011

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of December 31, 2007 and 2006	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, 2007: 25,311,304 issued and 25,211,304 outstanding, 2006: 20,046,162 shares issued and outstanding	151,268	120,277
Common stock held in escrow, 100,000 shares	600	-
Additional paid in capital	77,665,064	29,364,955
Statutory reserves	8,321,726	4,452,467
Retained earnings	54,133,070	28,496,702
Accumulated other comprehensive income	4,015,930	2,699,723
Total shareholders' equity	144,287,658	65,134,124

Total liabilities and shareholders' equity	$246,468,617	$96,162,135

See report of independent registered public accounting firm.

The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

REVENUES	$128,222,083	$67,595,774	$33,709,428

COST OF GOODS SOLD	85,773,819	42,781,669	21,400,248

GROSS PROFIT	42,448,264	24,814,105	12,309,180

OPERATING EXPENSE
Selling expenses	1,762,461	613,119	317,324
General and administrative expenses	10,694,087	3,815,380	2,029,239
Total operating expense	12,456,548	4,428,499	2,346,563

INCOME FROM OPERATIONS	29,991,716	20,385,606	9,962,617

OTHER INCOME (EXPENSE)
Interest income	1,822,048	73,949	95,766
Interest expense	(6,891,375)	(1,072,769)	(1,033,861)
Gain on derivative instrument	1,508,693	-	-
Other income	222,545	300,185	176,694
Registration rights penalty	-	(1,478,520)
Total other expense, net	(3,338,089)	(2,177,155)	(761,401)

INCOME BEFORE INCOME TAXES	26,653,627	18,208,451	9,201,216

(BENEFIT) PROVISION FOR INCOME TAXES	(2,852,000)	398,425	1,402,235

NET INCOME	29,505,627	17,810,026	7,798,981

OTHER COMPREHENSIVE INCOME
Unrealized loss on marketable securities	(22,301)	-	-
Foreign currency translation adjustment	9,853,904	1,923,828	775,895
Change in fair value of derivative instrument	(8,515,396)	-	-

COMPREHENSIVE INCOME	$30,821,834	$19,733,854	$8,574,876

NET INCOME PER SHARE-BASIC	$1.33	$0.89	$2,015.76

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	22,178,517	19,933,193	3,869

NET INCOME PER SHARE-DILUTED	$1.19	$0.84	$0.50

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,243,788	21,276,263	15,689,053

See report of independent registered public accounting firm.

The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 2007, 2006 AND 2005

	Series A		Series B
	Convertible		Convertible		Common Stock
	Preferred stock		Preferred stock		Shares Outstanding		Shares In Escrow		Additional			Accumulated
	Number		Number		Number	Par	Number	Par	paid in	Statutory	Retained	comprehensive
	of shares	Amount	of shares	Amount	of shares	Value	of shares	Value	capital	reserves	earnings	income (loss)	Totals
BALANCE, January 1, 2005	784,575	$785	-	$-	-	$-		$	$19,350,932	$1,220,164	$6,119,998	$-	$26,691,879

Recapitalization					78,459	471			26,157				26,628
Shares issued for placement			216,000	216					9,930,196				9,930,412
Net income											7,798,981		7,798,981
Adjustment to statutory reserve										1,208,146	(1,208,146)		-
Foreign currency translation gain												775,895	775,895

BALANCE, December 31, 2005	784,575	785	216,000	216	78,459	471			29,307,285	2,428,310	12,710,833	775,895	45,223,795

Conversion of preferred stock	(784,575)	(785)	(216,000)	(216)	19,818,718	118,912			(195,411)				(77,500)
Exercise of stock warrants					148,985	894			253,081				253,975
Net income											17,810,026		17,810,026
Adjustment to statutory reserve										2,024,157	(2,024,157)		-
Foreign currency translation gain												1,923,828	1,923,828

BALANCE, December 31, 2006	-	-	-	-	20,046,162	120,277			29,364,955	4,452,467	28,496,702	2,699,723	65,134,124

Shares issued for liquidated penalty					255,000	1,530			1,464,720				1,466,250
Exercise of warrants for cash @ $3.67					2,056,015	12,336			7,533,239				7,545,575
Exercise of warrants for cash @ $3.11					47,877	287			148,609				148,896
Stock compensation expense									1,938,073				1,938,073
Shares placed in escrow							100,000	600	(600)				-
Shares issued for cash @ $14.00					2,786,000	16,716			37,216,190				37,232,906
Adjustment to shares outstanding					20,250	122			(122)				-
Net income											29,505,627		29,505,627
Adjustment to statutory reserve										3,869,259	(3,869,259)		-
Net change related to cash flow hedge												(8,515,396)	(8,515,396)
Unrealized loss on marketable securities												(22,301)	(22,301)
Foreign currency translation gain												9,853,904	9,853,904

BALANCE, December 31, 2007	-	$-	-	$-	25,211,304	$151,268	100,000	$600	$77,665,064	$8,321,726	$54,133,070	$4,015,930	$144,287,658

See report of independent registered public accounting firm.

The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,505,627	$17,810,026	$7,798,981
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	3,117,837	2,208,924	1,779,898
Amortization of intangibles	234,672	223,800	207,489
Amortization of financing expense	721,455	-	-
Amortization of stock option compensation	1,938,073	-	-
Gain on derivative instrument	(1,508,693)	-	-
Change in operating assets and liabilities:
Accounts receivable	(9,151,252)	(616,477)	(4,334,780)
Inventories	4,344,568	478,455	(5,451,667)
Other receivables and prepayments	200,721	726	(820,169)
Notes receivables	(784,551)	-	-
Advance to suppliers	1,015,842	-	-
Deferred tax assets	(2,852,000)
Accounts payable	(2,564,797)	(1,747,265)	1,130,246
Other payables and accrued liabilities	2,667,158	(360,312)	40,327
Customer deposits	(545,440)	404,906	112,189
Taxes payable	(186,374)	(5,092,090)	2,610,434
Net cash provided by operating activities	26,152,846	13,310,693	3,072,948

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	(2,977,699)	-	-
Payment for swap liability	(127,380)	-	-
Proceeds from derivative instrument	802,523	-	-
Advance for purchase of land use right	(4,379,166)	-	-
Purchase of property and equipment	(31,115,408)	(8,493,919)	(6,913,780)
Advances for purchase of equipment	(12,583,219)	(4,465,823)	-
Net cash used in investing activities	(50,380,349)	(12,959,742)	(6,913,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	-	4,450,000	-
Payments to shareholders	(3,985,698)	-	-
Restricted cash in escrow	(1,000,000)	-	-
Advance to shareholder	-	(532,379)	(108,958)
Due to related companies	-	3,367,897	(46,175)
Due from related companies	-	-	(2,825,230)
Borrowings for credit line	1,025,814	-	-
Proceeds from bank loans	11,718,630	24,365,120	16,927,470
Payments on bank loans	(29,628,641)	(19,714,490)	(16,499,700)
Net proceeds from stock issuance in private placement	37,232,906	-	9,930,412
Net proceeds from convertible notes	56,400,000	-	-
Proceeds from exercise of stock warrants	7,692,068	248,729	-
(Fees paid for) proceeds from recapitalization	-	(77,500)	471
Additional paid-in capital	-	-	26,157
Net cash provided by financing activities	79,455,079	12,107,377	7,404,447

EFFECT OF EXCHANGE RATE ON CASH	4,193,631	1,868,337	(9,011)

INCREASE IN CASH	59,421,207	14,326,665	3,554,604

CASH, beginning of year	20,493,551	6,166,886	2,612,282

CASH, end of year	$79,914,758	$20,493,551	$6,166,886

See report of independent registered public accounting firm.

The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 1 - Organization

Fushi Copperweld, Inc. (formerly Fushi International, Inc.) was incorporated under the name of M, Inc. in the state of Nevada on October 6, 1982. The name was changed to Parallel Technologies, Inc. (“Parallel”) on June 3, 1991 and changed to Fushi International, Inc. (“Fushi International”) on January 30, 2006 on consummation of a business combination transaction. Effectively on January 15, 2008, Fushi International changed its name to Fushi Copperweld, Inc. (“Fushi”) after it acquired all of the issued and outstanding membership interests of Copperweld Holdings, LLP on October 29, 2007.

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

On October 29, 2007, Fushi International acquired Copperweld Bimetallics Holdings, LLC, a North Carolina registered limited liability company and the holder of the partnership interest in Copperweld Bimetallics, LLC, (“Copperweld”) a limited liability company registered in the state of Delaware and the parent of Copperweld Bimetallics UK, LLC, a limited liability company registered in the United Kingdom and Copperweld International Holdings, LLC a North Carolina limited liability company. Copperweld is a bimetallic administrative, sales and manufacturing operation headquartered in Fayetteville, Tennessee. Copperweld Bimetallics UK, LLC (Copperweld UK) is a manufacturing, distribution and customer service facility located in Telford, England. Copperweld International Holdings, LLC is a non-operating company that held a certain partnership interest in a company located in Tongling, PRC at December 31, 2007. Those interests were liquidated in an agreement entered by Copperweld on January 16, 2008 as disclosed more fully in Note 25 - Subsequent Events. Additionally, Fushi acquired International Manufacturing Equipment Sales, LLC, a shell company that was, at the time of purchase, a non-affiliated but commonly owned Limited Liability Company. For additional information on this transaction, see Note 16 - Business Combinations.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of Fushi at historical cost and the net assets of Copperweld at fair value allocated by the total purchase price.

(2) The statement of operations includes the operations of Fushi for the periods presented and the operations of Copperweld from the date of the acquisition, October 29, 2007 through December 31, 2007.

The acquisition has been accounted for as a purchase and the financial statements are prepared including the results of operations from the acquisition date of October 29, 2007 through the end of the period presented.

Fushi, Fushi Holdings, Fushi International (Dalian), Dalian Fushi, Copperweld and Copperweld UK are hereinafter referred to as (“the Company”).

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of Fushi and it’s wholly owned subsidiaries, Fushi Holdings, Fushi International (Dalian), Copperweld, Copperweld UK and its 100% variable interest entity Dalian Fushi. All significant inter-company transactions and balances have been eliminated in consolidation.

Consolidation of variable interest entity

In accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The Company has concluded that Dalian Fushi is a VIE and that the Company is the primary beneficiary. Under the requirements of FIN 46R, the Company consolidated the financial statements of Dalian Fushi. As both companies are under common control, the financial statements have been prepared as if the transaction had occurred retroactively.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of its derivative instrument. Actual results could differ from those estimates.

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

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $1,006,769 , $349,257 and $196,948 for the years ended December 31, 2007, 2006 and 2005, respectively,

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of Fushi Copperweld and its US subsidiary is the US dollar. The functional currency of Fushi International (Dalian) and Dalian Fushi is Renminbi (RMB). The functional currency of Copperweld UK is the British Pound.

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and cash flow statements are translated at the average rate for the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $4,015,930, $2,699,723 and $775,895 as of December 31, 2007, 2006 and 2005, respectively. The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.29 RMB and 0.501 GBP to $1.00 USD. The average translation rates applied to income and cash flow statement amounts for the year ended December 31, 2007 were 7.59 RMB and 0.49 GBP to $1.00.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the UK and the US.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC and in banks located in the United Kingdom are not covered by insurance. As of December 31, 2007 and 2006 the Company had deposits in excess of federally insured limits totaling $83,871,892 and $20,195,702, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

The Company's operations are carried out in the PRC and UK. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the two countries, and by the general state of the two countries' economy. The Company's operations in the two countries are subject to specific considerations and significant risks not typically associated with companies in the North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. At December 31, 2007, management concluded its allowance for bad debts in the amount of $135,418 was sufficient. The Company had trade accounts receivable of $23,611,186 as of December 31, 2007.

	2007	2006
Trade Accounts Receivable	$23,746,604	$7,042,408
Allowance for bad debts	(135,418)	-
Trade Accounts Receivable, Net	$23,611,186	$7,042,408

Inventories

Inventories are stated at the lower of cost or market using a weighted average method. Inventories consist of raw materials, work in process, finished goods and packing materials. Raw materials consist of copper, aluminum and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling costs are also included in the cost of inventory.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The Company reviews its inventory regularly for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2007, the Company determined no material reserves are necessary.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The convertible preferred shares issued in 2005 and the convertible note issued in 2007 did not require bifurcation or result in liability accounting. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

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

Derivative Instrument

The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires the derivative to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value effective portion is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction affects earnings.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. As of December 31, 2007, the fair value of the derivative instrument amounted to $8,515,396.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which services are received. Stock compensation for stock granted to non-employees has been determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Plant and equipment, net

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When the asset property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Buildings	20-39.5 years
Machinery and equipment	7-15 years
Other equipment	3-5 years
Transportation equipment	3-5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. The Company added production equipment during 2007 and the interest capitalized for the year ended December 31, 2007 and 2006 amounted to $285,689 and $282,641, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2007, there were no impairments of its long-lived assets.

Intangible assets

Intangible assets consist of land use rights and patents. Land in the People’s Republic of China is government owned and cannot be sold to any individual or company. However, the government grants “land use rights” to use the land. The Company amortizes land use rights on a straight line basis over 50 years and patents over 7-15 years.

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of December 31, 2007, there was no impairment of intangible assets.

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

Research and development costs are recorded in selling and general and administrative expenses. Research and development costs were $154,127, $195,058 and $65,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Income taxes

The Company records and reports income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of December 31, 2007, the deferred tax assets amounted to $2,852,000 generated from the net operating loss as of December 31, 2007.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States (GAAP) and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The Company adopted FSP EITF 07-3 and expensed the research and development as incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Additional product sales information

The Company has expanded its geographic sales area from mainly the Chinese domestic to the international market with the Copperweld acquisition. The following chart shows that the PRC market remains the largest single market for the Company. However the majority of sales are spread across the international market as a result of the Copperweld acquisition.

Country	2007	2006	2005
China	$117,737,442	$67,595,774	$33,709,428
USA	9,327,218	-	-
Europe	1,157,423	-	-
Total sales	$128,222,083	$67,595,774	$33,709,428

Note 4 - Inventories

Inventories at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Raw materials	$5,965,306	$5,380,640
Work in process	2,260,015	271,242
Finished goods	4,056,965	1,736,507
Packaging materials	26,009	14,727
Totals	$12,308,295	$7,403,116

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 5 - Plant and equipment

Plant and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Land	$100,726	$-
Buildings and improvements	32,846,156	18,809,588
Transportation equipment	3,177,195	2,559,806
Machinery and equipment	24,962,245	9,229,354
Construction in progress	36,880,809	22,110,429
Totals	97,967,131	52,709,177
Less accumulated depreciation	(10,738,531)	(5,452,702)
Totals	$87,228,600	$47,256,475

Depreciation expense for the years ending December 31, 2007, 2006 and 2005 amounted to $3,117,837, $2,208,924 and $1,779,898, respectively.

Note 6 - Advances to suppliers

Advances on inventory purchases are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
Advances for inventories - current	$2,341,839	$3,390,917
Advances for land use rights - non current	4,559,760	4,559,357
Advances for equipment - non current	18,204,775	-
Total advances to suppliers	$25,106,374	$7,950,274

Note 7 - Major customers and suppliers

Ten major customers accounted for 30% of the sales for the year ended December 31, 2007 and six customers accounted for 34% of the Company’s total sales for the year ended December 31, 2006. We included Fayetteville’s sales for the full year to illustrate the effect the acquisition has towards reducing our dependence on a few customers. Total receivable balance due from the top ten customers at December 31, 2007 and 2006 amounted to $15,029,038 and $3,645,893, respectively.

Eight major suppliers provided approximately 79% of the Company’s purchases of raw materials for the year ended December 31, 2007 including Fayetteville’s purchases for the full year. Four suppliers provided approximately 85% of the Company’s raw materials for the year ended December 31, 2006. At December 31, 2007, we owed these suppliers $1.3 million, all of which was current.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 8 - Intangible assets

Intangible assets consist of loan closing cost, land use rights and patents. Intangible assets at December 31, 2007 and 2006 consisted of the following:

	2007	2006
Patents	$1,652,938	$1,381,996
Land use rights	5,492,089	5,135,564
Total:	7,145,027	6,517,560
Less: accumulated amortization	(1,312,306)	(998,629)
Intangible assets, net	$5,832,721	$5,518,931

Amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $234,672, $223,801 and $207,489, respectively.

Note 9 - Income taxes

Under the existing Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. For an enterprise that qualifies as a "new or high-technology enterprise" or a “Foreign Invested Enterprise (“FIE”) located in the old town of an inshore open city, it is subject to an income tax rate of 24%. In addition, if the enterprise is located in a specially designated region that allows foreign enterprises the enterprise is entitled to a two-year income tax exemption and a 50% income tax reduction for the following three years.

The Company’s wholly owned subsidiary, Fushi International (Dalian), is a foreign limited liability company and is located in the old town of an inshore open city. The company has an income tax exemption for the years ended December 2006 and 2007 and a 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. In 2007, Fushi International (Dalian) remained in its full exemption period, so no provision for income taxes was made during 2007.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a "new or high-technology enterprise" that is allowed a two year income tax exemption beginning in 2002, the first year after it became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. Dalian Fushi had a loss from operations in 2007, so no provision for income taxes was made during 2007.

	2007	2006	2005
Provision for China Income Tax	$-	$362,205	$1,274,452
Provision for China Local Tax	-	36,220	127,783
Benefit for US Income Tax	(2,852,000)	-	-
Total provision for taxes	$(2,852,000)	$398,425	$1,402,235

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2007:

	2007	2006	2005
U.S. Statutory rates	34.0%	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)	(34.0)
China income taxes	33.0	33.0	33.0
China income tax exemption	(33.0)	(31.0)	(18.0)
Total provision for income taxes	-%	2.0%	15.0%

The estimated tax savings from the tax exemptions for the year ended December 31, 2007, amounted to $12,815,700. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $1.33 to $0.75 and diluted earning per share from $1.19 to $0.66.

The estimated tax savings for the year ended December 31, 2006 amounted to $6,281,290. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.89 to $0.58 and diluted earning per share from $0.84 to $0.54.

The estimated tax savings for the year ended December 31, 2005 amounted to $1,681,436. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $3,869 to $3,034 and diluted earning per share from $0.50 to $0.39.

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law will replace the existing income tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DEs and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. However, the new EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

Fushi International, Inc., Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld Bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes for 2007 and 2006. The net operating loss carry forwards for United States income taxes amounted to $2,852,000 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2027. Management believes that the realization of the benefits can be used by our US operating subsidiary in future periods because expectations are that Copperweld will have taxable income in future periods. Accordingly, the Company has provided a 0% valuation allowance on the deferred tax asset.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Copperweld UK is organized as a United Kingdom private company and subject to applicable statutory taxes on its taxable income.

Value Added Tax

VAT on sales and VAT on purchases in Dalian China amounted to $20,030,111 and $12,303,624 for the year ended December 31, 2007 and $ 60,346,802 and $7,161,857 for the year ended December 31, 2006, respectively. VAT on sales and VAT on purchases in Copperweld UK amounted to $96,167 and $89,099 for the period from October 29, 2007 to December 31, 2007, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at December 31, 2007 and 2006 consisted of the following:

	2007	2006
VAT	$856,482	$606,758
Others	148,777	375,587
Total taxes payable	$1,005,259	$982,345

Note 10 - Loan from shareholder

In September 2006, one of the Company's shareholders advanced $4,451,328 to the Company for operations. The balance as of December 31, 2006 was $3,911,256. This loan was non-interest bearing, unsecured and paid off in full by the Company during the third quarter of 2007 for the amount of $3,985,698.

Note 11- Liquidated damage payable

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 12 - Short term bank loans

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans at December 31, 2007 and 2006, consisted of the following:

Name of lender	December 31, 2007	December 31, 2006
Dalian Commercial Bank Sahekou Branch, due May 15, 2007
annual interest at 6.338%, secured by the Company’s
Land use right and building.	$-	$974,320

Bank of China Dalian Xinhaiwan Branch, due March 11, 2007
annual interest at 5.94%, secured by the Company’s
Land use right and building.	-	3,846,000

Bank of China Dalian Xinhaiwan Branch,
due February 22, 2007, annual interest at 6.547%, secured by the Company’s
Land use right and building.	-	2,564,000

Bank of China Dalian Xinhaiwan Branch, due March 27, 2007
annual interest at 6.547%, secured by the Company’s
land use right and building	-	2,179,400

Bank of China Dalian Xinhaiwan Branch, due April 21, 2007
annual interest at 6.732%, secured by the Company’s land
use right and building.	-	2,820,400

ShenZhen Development Bank, Dalian Branch
various due dates and interest rates, secured by
export letter of credits.	-	120,015

Bank of China, Xinghaiwan Branch, due March 28, 2008,
annual interest at 7.227%, secured by the Company’s
Land use right and building.	2,687,160	-

Bank of China, Xinghaiwan Branch, due February 15, 2008,and was renewed to May 15, 2008 annual interest at 7.029%, secured by the Company’s
Land use right and building.	3,016,200	-

CIT revolver credit line, annual interest at 6.25%, mature in 2010	7,168,524

Total	$12,871,884	$12,504,135

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The Company paid off its six short term loans with outstanding balances of $12,504,135, in 2007 and obtained two new short term loans with balances of $5,703,360 at December 31 2007 at annual interest rate of 7.23% and 7.03% which are due in February and March 2008. Additionally, Copperweld maintains a revolving line of credit through CIT with a limit of $12.8 million and an outstanding balance of $7,168,524 at December 31, 2007, the Company deposit the proceeds from customers to the line of credit outstanding account on a daily basis. Copperweld UK maintains a revolving line of credit with a limit of approximately $1,539,600 (or ₤750,000) but had no balance outstanding at December 31, 2007. Both lines of credit expire in 2010.

Current portion of long term debts represents the loan that was borrowed on May 2003 and due on April 10, 2008 at an annual rate of 5.58%, secured by the Company’s land use right and building, total outstanding as of December 31, 2007 and 2006 amounted to $10,968,000 and $0.

Note 13 - Long term debts

Long term debts are loans borrowed from banks which are mainly used for the purpose of purchasing additions to the plant and equipment and consisted of the following at December 31, 2007 and 2006:

	2007	2006
ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%,
secured by the Company’s land use right and building	$5,484,000	$5,128,000
ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%,
secured by the Company’s land use right and building	5,484,000	5,128,000
Minus : current maturities	(10,968,000)	-
Long term debt, net	$-	$10,256,000

Total interest expense on both short term and long term loans for the years ending December 31, 2007, 2006 and 2005 amounted to $1,424,824, $1,352,377, and $1,371,642. Capitalized interest for construction projects was $285,689, $282,641 and $337,781 for the years ended December 31, 2007, 2006 and 2005, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 14 - Notes payable

Notes payable as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
Senior secured convertible notes (“Convertible Notes”) , bearing interest at 3% per annum, maturing on January 24, 2012, convertible to common stock at an initial conversion price of $7.00 per share	$20,000,000	$-
Guaranteed senior secured floating rate notes (“HY Notes”) maturing on January 24, 2012	40,000,000	-
Notes payable total	$60,000,000	$-

On January 24, 2007, the Company and Citadel Equity Fund Ltd. ("Citadel") entered a Notes Purchase Agreement. On January 29, 2007, the Company closed a $60 million financing with Citadel.  In this transaction, Citadel purchased

(i) floating rate $40 million principal amount (less 3% Notes Discount and 4% commission for proceeds of $37,200,000) of guaranteed senior secured floating rate notes (“HY Notes”) due 2012 and

(ii) $20 million principal amount (less 4% commission for proceeds of $19,200,000) of the Company’s 3% senior secured convertible notes (“Convertible Notes”) due 2012, which are convertible into shares of the Company's common stock at an initial conversion price of $7.00 per share.

The HY notes bear interest at LIBOR (approximately 4.8% at December 31, 2007) + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007. The interest on the HY Notes and Convertible notes are payable semi-annually in arrears in January and July. See below for discussion of swap agreement changing variable interest to 8.3% fixed.

Management completed its review of the accounting for the transactions and has concluded that the conversion option does not qualify as an embedded derivative under FAS 133 nor does it qualify for fair value treatment under EITF 00-19 or beneficial conversion treatment under EITF 98-5 and 00-27.

On November 15, 2007, the Company filed Form S-3 with the Securities and Exchange Commission (SEC) with a proposed prospectus to register up to 5,743,143 shares including 2,857,143 shares underlying the 3% Senior Convertible Notes, On November 21, 2007, the registration statement was declared effective by SEC. On January 8, 2008, $15.0 million of the Convertible Notes were exchanged for 2,142,857 shares of common stock (see Note 25 - Subsequent Events).

As security for the Notes, the Company and the Bank of New York, as collateral agent, entered into a share pledge agreement, dated January 25, 2007 (the "Share Pledge Agreement"), to guarantee the Notes with all of the shares of common stock of Fushi Holdings, the Company’s wholly-owned subsidiary, as collateral.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

In connection with the transaction, Citadel was also granted certain rights over the Company and its subsidiaries. On January 25, 2007, Fushi, Fushi Holdings, Fushi International (Dalian), Dalian Fushi, Li Fu, our Chairman and Chief Executive Officer, Mathus Yue Yang, our then President, Chris Wenbing Wang, our current President and Chief Financial Officer and Citadel entered into an Investor Rights Agreement dated January 25, 2007. Pursuant to the Investor Rights Agreement, Citadel was granted, among other things and subject to certain conditions, the right to designate up to certain number of the Company's board of directors, a right of first refusal with respect to any debt or equity financing sought by the Company and the right to approve the Company's annual business plan and budget. In addition, pursuant to the Investor Rights Agreement, Messrs. Fu, Yang and Wang agreed to a non-competition covenant relating to their employment and ability to engage in a business that is competitive with the Company's business for five years.

The HY Notes and the Convertible Notes were issued pursuant to indentures, each dated January 25, 2007 (the “HY Indenture” and “CB Indenture”, respectively, and together, the "Indentures") among the Company, Fushi Holdings, as guarantor, and the Bank of New York, as trustee for the Notes. Pursuant to the Indentures, Fushi Holdings has agreed, and all of the Company's other existing and future domestic subsidiaries are obligated, to guarantee, on a senior secured basis, to the holders of the Notes and the trustee the payment and performance of the Company's obligations there under.

Additionally, if there is no NASDAQ listing by the eighteenth month from the issue date of the HY Notes and Convertible Notes, the Company must pay liquidated damage in the amount of 3.3% of the principal amount of the Notes. The Company’s shares of common stock commenced trading on the NASDAQ Global Market on August 31, 2007.

Cash coupon rate on the HY Notes will step down permanently by 140 basis points upon successful completion of Qualifying IPO within eighteen months from January 24, 2007. A “Qualifying IPO” is defined as an initial public offering and/or secondary offering of Shares that satisfies all of the following criteria (except that either 1 or 2 need to be met):

1.	a minimum public float representing at least 25% of the Shares of the Company after the Qualifying lPO and a minimum market capitalization of the Company of $200 million after the Qualifying IPO;

2.
with respect to (1) above, such other offering size or market capitalization as may be agreed by Convertible Note holders holding more than 50% of the outstanding principal amount of Convertible Notes;

3.
the minimum number of investors purchasing Shares in such offering prescribed by a stock exchange or the relevant regulatory authorities, and resulting in the listing and commencement of trading of the Shares on such exchange; and

4.	the listing is on the NASDAQ Stock Market or another international exchange to be approved by Citadel.

Upon the aforementioned S-3 registration statement being declared effective, Management concluded that the Company had met all the requirements for a Qualifying IPO and therefore notified the HY Notes holders of the 140 basis points step-down and subsequently paid interest per the stepped down rate in January 2008.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The indenture, notes purchase agreement and investor rights agreement related to the HY Notes and Convertible Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of its subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, the Company is required to comply with certain financial covenants, including maintenance of a fixed charge coverage ratio of at least 2.0 and maintenance of a leverage ratio not exceeding 5.5. Management believes the Company was in compliance with all of these covenants as of December 31, 2007.

Unless previously redeemed, converted, purchased or cancelled, the Company must repay the Convertible Notes on January 24, 2012. The Convertible Notes may not be prepaid at any time prior to maturity. At maturity, the Company must repay all of the outstanding Convertible Notes plus a premium of 15.00% per annum on the principal amount calculated on a semi-annual basis, plus accrued and unpaid interest on late payment, if any, to reflect a additional 5% per annum interest in excess of the rate if interest then in effect.

As of December 31, 2007, the Company had a total of $60,000,000 long term notes payable outstanding. On January 8, 2008, Citadel elected to convert $15.0 million of the Convertible Notes into common shares, (see Note 25 Subsequent events). Deferred commissions amounted to $2,946,740 and interest expense on long term notes for the year ended December 31, 2007 amounted to $5,180,067.

Note 15 - Derivative instrument

The Company's operations are exposed to a variety of global market risks, including the effect of changing interest rates. This exposure is managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and dose not invest in derivative instruments for speculative purposes.

On April 10, 2007, effective January 24, 2007, the Company entered a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $3,000,000 if the exchange rate for RMB to USD falls below 6.5 and to $5,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge. As of December 31, 2007, the Company has not placed the $1,000,000 deposit with MLCS.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

For the period ended December 31, 2007, the Swap resulted in the liability and a loss to other comprehensive income of $8,515,396, net of taxes.

On July 24, 2007, the first interest payment date, the Company received cash in the amount of $802,523 from MLCS. As of December 31, 2007, the Company had cross currency hedge receivable amounting to $706,170 and was paid by MLCS on January 24, 2008. The total gain from derivative transactions for 2007 was $1,508,693. For the year ended December 31, 2007, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness of the swap transaction.

Note 16 - Business combinations

On July 18, 2007, the Company, Copperweld Bimetallics, Inc. and David S. Jones entered into a non-binding Memorandum of Understanding. Pursuant to the Memorandum of Understanding and certain agreements signed, Fushi extended $3,000,000 secured bridge funding to Copperweld Bimetallics, Inc.

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

10% of the purchase price ($2.25 million) has been deposited in escrow at closing to secure the indemnification obligations of the Seller. The Purchase Agreement also contains customary representations, warranties and covenants.

The Company subsequently completed the transaction on October 29, 2007 and the investment in Copperweld balance was eliminated on consolidation basis as of December 31, 2007. The results of operations of the acquired companies are included in the consolidated statement of income from October 29, 2007 to the end of the year.

Assets acquired and debts assumed of the transaction are listed as below:

	Fair Value	Acquired or Assumed by the Company
Current assets	$16,241,211	$16,241,211
Property, plant and equipment, net	31,274,166	12,600,484
Other assets	726,987	726,987
Total assets	48,242,364	29,568,682
Total liabilities	12,597,320	12,597,320
Net assets	$35,645,044	$16,971,362

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

We determined the fair value of the acquired assets of Copperweld based on an independent appraisal. The fair value of Copperweld’s net assets pursuant to the independent appraisals was $35,645,044, exceeding total consideration by $18,673,682. Pursuant to SFAS 141, Business Combination, the excess of total fair value acquired over the acquisition cost should be allocated as pro rata deduction of the amount of Copperweld’s fixed assets and intangible assets that would have been assigned to those assets. As a result, we arrived at the above list of amount of assets acquired and debt assumed.

Pro Forma

The following unaudited pro forma condensed income statement for the years ended December 31, 2007, 2006 and 2005 were prepared under generally accepted accounting principles as if the acquisition of Copperweld had occurred on January 1, 2005. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated.

	2007	2006	2005
Sales	$196,408,689	$118,948,616	$33,709,428
Cost of Goods Sold	147,783,268	88,988,424	21,400,248
Gross Profit	48,625,421	29,960,192	12,309,180
Operating Expenses	20,218,701	9,413,338	2,346,563
Other expense (income), net	4,594,233	(1,230,647)	761,401
Income Tax	-	398,425	1,402,235
Net Income	$23,812,487	$21,379,076	$7,798,981

Prior to the purchase of Copperweld Bimetallics, LLC, a subsidiary of Copperweld had an interest in a joint venture with a company located in Tongling, PRC that the Company had required to be dissolved prior to closing of the purchase transaction. As a part of the closing agreement, the Company agreed to close the joint venture on behalf of the seller with the costs to be paid from the seller’s escrow established at the closing of the purchase. An agreement was reached on January 8, 2008 removing Copperweld and its associated companies from the joint venture. (See Note 25 - Subsequent Events) At the time of the purchase, Copperweld had reported an investment in the Tongling joint venture at $2.7 million. The investment was valued at zero in the total purchased consideration of the net assets acquired.

Note 17 - Supplemental disclosure of cash flow information

Total interest paid for the years ended December 31, 2007, 2006 and 2005 amounted to $4,249,882, $1,352,377 and $1,371,642, respectively.

Total income taxes paid for the years ended December 31, 2007, 2006 and 2005 amounted to $0, $2,288,242 and $0, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

On January 5, 2007, the Company issued 255,000 shares of common stock in payment of liquated damage Associated with the late registration of common stocks acquired by certain institutional investors as discussed in Note 11.

In January 2007, $3.6 million in loan commissions and discount were netted against $60 million in loan proceeds.

On May 21, 2007 and June 17, 2007, options representing 500,000 and 150,000 shares respectively were granted to executives and directors in exchange for two year services.

During the fourth quarter of 2007, additional options representing 460,000 shares were granted to executives and employee in exchange for services.

Note 18 - Accumulated other comprehensive income

The components of accumulated other comprehensive income are as follows.

Accumulated other comprehensive income:	Amount
Balance at December 31, 2005	$775,895
Foreign currency translation gain	1,923,828
Balance at December 31, 2006	2,699,723
Unrealized loss on marketable securities	(22,301)
Foreign currency translation gain	9,853,904
Change in fair value of derivative instrument	(8,515,396)
Balance at December 31, 2007	$4,015,930

Note 19 - Earnings per share

The following is information of net income per share at December 31, 2007:

	2007	2006	2005
Net income for basic earnings per share	$29,505,627	$17,810,026	$7,798,981
Add: Interest expense for convertible note	4,151,233	-	-
Deduct: Loan issuance cost	(3,600,000)
Net income for diluted earnings per share	$30,056,860	$17,810,026	$7,798,981

Weighted average shares used in basic computation	22,178,517	19,933,193	3,869
Diluted effect of warrants and convertible note	3,065,271	1,343,070	15,685,184
Weighted average shares used in diluted computation	25,243,788	21,276,263	15,689,053

Earnings per share:
Basic	$1.33	$0.89	$2,015.76
Diluted	$1.19	$0.84	$0.50

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

100,000 shares of common stock held in escrow were excluded from both the basic and diluted earnings per share calculation, since the shares were issued under the Company’s name.

100,000 warrants granted on October 30, 2007 at an exercise price of $16.80 were excluded from the diluted earnings per share calculation due to the anti-diluted effect.

335,000 options granted on October 29, 2007 and November 13, 2007 at an excise price from $16.36 to $20.94 was excluded from the diluted earnings per share calculation due to the anti-diluted effect.

Note 20 - Stockholders' Equity

(A)	Reverse stock split

On January 30, 2006, the Company affected a 245.27:1 reverse stock split.  All share and per share amounts have been retroactively restated throughout these financial statements to reflect the effect of the reverse split.

(B)	Series A and Series B Convertible Preferred Stocks

The Series A and Series B Convertible Preferred Stocks (“Series A and B Stocks”) were automatically converted into common stock upon the effectiveness of the reverse split on January 30, 2006 under the certificates of designation for Series A and B Stocks. Specifically, 784,575 shares of Series A preferred stock and 216,000 shares of Series B preferred stock were converted into 19,818,718 shares of common stock. In connection with the $12 million financing closed in December 2005, we granted 2,125,000 warrants exercisable at $3.67 to the investors, 424,929 warrants exercisable at $3.11 to Kuhns Brothers, Inc. and its certain affiliates and 80,000 warrants exercisable at $0.01 to Glenn Little, then President of Parallel Technology. During 2006, a total of 148,985 warrants were exercised.

(C)	As of December 31, 2007, the Company had outstanding:

(1)	25,311,304 shares of common stock, including 100,000 shares in escrow, par value $0.006.

(2)	Warrants purchasing 377,052 shares of common stock with exercise prices of $3.11 per share, expiring December 2011.

(D)	During 2007, the following activities were recorded:

(1)	255,000 shares of common stock at $0.006 par value were issued pursuant to liquidated damage payable that was recorded in 2006.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

(2)	100,000 shares of common stock at $0.006 par value were issued in Fushi Holdings’ name pursuant to an escrow agreement entered into with Kuhns Brothers, Inc, and certain of its affiliates.

(3)	2,786,000 shares of common stock at $0.006 par value were issued and sold at $14 per share to finance acquisition of Copperweld on October 29, 2007.

(4)
2,056,015 shares of warrants were exercised for common stock. The warrants were initially issued to investors on January 30, 2006 and were each exercisable for one share of the Company’s common stock at $3.67 per share. As of December 31, 2007, all warrants with exercise price of $3.67 were exercised.

(5)
3,739 shares of warrants were exercised for common stock. The warrants were initially issued on January 30, 2006 and were each exercisable for one share of the Company’s common stock at $3.11per share.

(6)
On November 30, 2007, pursuant to the Engagement Letter with Roth Capital Partners in connection with the sale of aforementioned 2,786,000 shares of common stock, the Company granted Roth Capital Partners 100,000 warrants with exercise price of $16.8 per share.

Number of common shares outstanding
Balance, January 1, 2005	-
Recapitalization	78,459
Balance, December 31, 2005	78,459
Conversion of preferred stock	19,818,718
Exercise of stock warrants	148,985
Balance, December 31, 2006	20,046,162
Issuance of common stock	3,141,000
Warrants exercised	2,103,892
Shares rounding adjustment	20,250
Balance, December 31, 2007	25,311,304

The Company has 421,190 warrants exercisable at $3.11 outstanding as of December 31, 2007.

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Life (years)	Average Exercise Price	Number	Average Remaining Life (years)
$3.11	377,052	3.12	$3.11	377,052	3.12
$16.80	100,000	3.92	$16.80	100,000	3.92

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The following is a summary of the warrant activities:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted-Average Exercise Price	Average Remaining Contractual Life
Balance, January 1, 2005	-	-	-	-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, December 31, 2005	-	-	-	-
Granted	2,629,929	2,629,929	$3.47	5.11 years
Forfeited
Exercised	(148,985)	(148,985)	$1.70
Balance, December 31, 2006	2,480,944	2,480,944	$3.57	4.12 years
Granted	-	-	-
Forfeited	-	-	-
Exercised	(2,103,892)	(2,103,892)	$3.66
Balance, at December 31, 2007	377,052	377,052	$3.11	3.92 years

Note 21 - Stock based compensation

On May 21 and June 7, 2007, the Company issued 500,000 and 150,000 options to four executives and three independent directors, respectively, both for a service period of two years starting from the grant date. The vesting period is two years for both grants. These options were not awarded pursuant to the 2007 Stock Incentive Plan.

On September 27, 2007, the Company granted to Mr. Chris Wenbing Wang a non-qualified stock option to purchase 125,000 shares of its Common Stock vesting immediately at an exercise price of $13.70 and terminating in five (5) years from the grant date. The option grant was approved by the Compensation Committee of the Board of Directors of the Company in consideration of Mr. Wang’s efforts on behalf of the Company. Mr. Wang may exercise his option after the effective date of the Schedule 14 C that will be filed with the Securities and Exchange Commission in connection with the approval of the grant by the majority stockholder of the Company.

On October 29, 2007, in connection with Mr. Chris Finley’s employment as Chief Operating Officer and Mr. Jim Todd’s employment as Financial Controller, the Board of Directors approved a non-qualified stock option grant to Mr. Finley and Mr. Todd in the amounts of 190,000 shares and 135,000 shares of common stock of the Company, respectively, for a service period of two years, vesting over a two (2) year period with 12.5% of the options vesting each quarter for eight (8) quarters. The grants to Mr. Finley and Mr. Todd were pursuant to the Fushi International, Inc. 2007 Stock Incentive Plan.

On November 13, 2007, the Company issued 10,000 options to Mr. Nathan J. Anderson, the Director of Investor Relations. The vesting period is one year.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

As of December 31, 2007, options held by executives, directors and employees representing 1,110,000 shares were outstanding, of which, 428,956 were vested.

The fair values of stock options granted to the executives and the independent directors were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Executives	2.0 yrs	50%	0%	3.3% - 4.57%	$3.81 - $5.93
Independent Directors	2.0yrs	50%	0%	4.57%	$3.64

•	Volatility: One year historical volatility of our stock is 58%. Adjustment is made based on volatility of industry peers average which is 31%, to arrive at 50% as expected volatility.

•	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

•
Risk Free Rate: Risk-free interest rate of 3.3% to 4.57% was used. The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

•
Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

The fair value of the stock option grant to the executives was $3.81- $5.93 per share on the date of grant.  The fair value of the stock option grant to the independent directors was $3.64 per share on the date of grant.

Stock compensation expense is recognized based on awards expected to vest. There were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

The 960,000 executive options and 150,000 director options issued during the year of 2007 had fair values of approximately $3,963,262 and $546,506 respectively. The Company recognized $1,938,073 of compensation expenses in general and administrative expenses for the year ended December 31, 2007.

 As of December 31, 2007, the total compensation cost related to stock options not yet recognized was $2,571,695 and will be recognized over the weighted average life of 2 years.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2005	-	-	-
Granted
Forfeited
Exercised
Balance, December 31, 2006	-	-	-
Granted	1,110,000	$14.3	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2007	1,110,000	$14.3	$12,075,850

Following is a summary of the status of options outstanding at December 31, 2007:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	500,000	1.43 years	$12.30	233,334	$12.30
$11.75	150,000	1.39 years	$11.75	65,622	$11.75
$13.70	125,000	1.70 years	$13.70	125,000	$13.70
$16.44 - $20.94	325,000	1.83 years	$18.69	-	-
$16.36	10,000	0.87 years	$16.36	5,000	$16.36
Total	1,110,000			428,956

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. For the year ended December 31, 2007, the Company transferred $3,869,259 representing 10% of the year’s net income determined in accordance with PRC accounting rules and regulations, to this reserve.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Note 23 - Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $43,381 contributions of employment benefits, including pension in the period ended December 31, 2007. The Company made $20,375 in contributions of employment benefits, including pension in the period ended December 31, 2006.

US employees are provided a 401(k) plan where during the full year of 2007, employer contributions totaled $378,849. Only that portion incurred between October 29, 2007 and December 31, 2007, totaling $25,004 are included in the consolidated statement of income.

Copperweld UK operates a defined contribution pension scheme for employees. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. No material contributions were made for the period from inception, April 29, 2006, through December 31, 2007.

Note 24 - Commitments and contingencies

On September 19, 2006, the Company was named a defendant in a pending litigation that was filed at the China International Economic and Trade Arbitration Commission over a disputed investment consulting agreement. The damage claimed was $420,000 for past due commission. The Company claimed that the plaintiff did not render services as stipulated in the agreement. In 2007, the Company resolved the litigation with a one time payment of $200,000 as final settlement to the arbitration, which was expensed in 2007.

As discussed in Note 14, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for RMB to US Dollars drops below certain levels, the Company will be required to deposit up to $5,000,000. As of December 31, 2007, the Company had not deposited the $1,000,000 with MLCS to secure the agreement.

On December 11, 2007, Fushi International, Inc. (the “Company”) received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. against the Company in the United States District Court, District of Connecticut on November 27, 2006.  The Action seeks declaratory judgment concerning the interpretation and enforceability of specific terms of the engagement letter agreement, dated May 27, 2005, by and between Kuhns Brothers, Inc. and the Company, which the Company terminated in September 2006.  The Company believes that the plaintiffs’ claims are without merit and intends to vigorously defend the Action. On October 4, 2007, the Company had signed an escrow agreement with Kuhns Brothers & Co., Inc., the Company had put $1,000,000 restricted cash and 100,000 shares of common stock in escrow account. The Company was notified on March 2, 2008 that the court has set a trial date of April 3, 2008.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

Note 25 - Subsequent events

On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights under the “Convertible Notes” indenture mentioned above and received 2,142,857 in exchange for $15.0 million in debt with an exchange factor of $7.00 in debt for each share of stock. We unaware of any planned exercise of the remaining $5.0 million of convertible debt.

On January 16, 2008, Copperweld, Copperweld International, International Manufacturing Equipment Suppliers, LLC (“IMES”), all of which are wholly-owned U.S. subsidiaries of the Company (collectively, “Subsidiaries”), entered into a Settlement Agreement and a number of ancillary agreements with Tongling Jingda Special Magnet Wire Co., Ltd. (“TJS”) and Tongling Copperweld Bimetallics Co. Ltd. (“JV Company”), both of which are companies organized under the laws of the People’s Republic of China, in order for International Company to withdraw as a joint venture partner in the JV Company, to terminate certain contractual relationships between the JV Company and IMES, and to resolve all disputes that may exist among the Subsidiaries and/or TJS and the JV Company as a result of these transactions.

Pursuant to the terms of the Settlement Agreement and related ancillary agreements:

(1) The International Company transferred its equity interest in the JV Company to Hong Kong Heavy Trade Co., Ltd (“HK Company”), a limited liability company organized under the laws of Hong Kong, for a purchase price of $2.7 million. Of the $2.7 million purchase price, the HK Company will pay $2.08 million to the JV Company on behalf of IMES as part of the refund of the down payment specified in (2) below, and the International Company will waive the remaining $620,000 in consideration of the JV Company’s entering into and performance of its obligations set forth in the agreement specified in (3) below.

(2) IMES and the JV Company agreed to fully terminate and cancel the three equipment purchase contracts entered pursuant to which IMES had agreed to manufacture and deliver to the JV Company CCA clad line (Contract No. CPW061206/1), CCA Annealing Furnace (Contract No. CPW061206/2), and CPS Plating Line and Drawing Machine (Contract No. CPW061206/3) (collectively, “Equipment Contracts”), and IMES agreed to refund the down payment paid by the JV Company under the Equipment Contracts in the total amount of $ 3,137,019. Of the down payment to be refunded, the JV Company had previously paid $200,000 to the JV Company’s current account, Copperweld agreed to pay, on behalf of IMES, $857,019 to the JV Company, and the HK Company agreed to pay the JV Company the balance of $2.08 million pursuant to the arrangement described in (1) above.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

(3) To resolve all remaining disputes among the parties as a result of International Company’s withdrawal from the JV Company, Copperweld agreed to purchase from the JV Company a CCA rod breakdown machine, CPS rectifiers and a Metallographic Microscope for a total purchase price of $230,000.

In consideration for the Subsidiaries’ entering into and performing the Settlement Agreement and related ancillary agreements, TJS, the JV Company and the HK Company each also agreed to (1) fully and completely release Copperweld International from its obligation to contribute $1.22 million to the JV Company’s capital account under the Sino-foreign equity joint venture contract dated September 30, 2006 between TJS and the International Company, and (2) waive all claims that any of them may have against any of the Subsidiaries for damages or for specific performance under any and all causes of action, including but not limited to causes of action under any and all oral or written agreements entered into by the parties prior to the Settlement Agreement.

On January 24, 2008, Mr. Yue Yang resigned as our president and member of the board. As a result, 50,000 options unvested options were forfeited.