Form 10-Q
period 2008-03-31
Fushi Copperweld, Inc.
filed 2008-05-14
CIK 710846

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number: 0-19276

Fushi Copperweld, Inc.

Nevada	13-3140715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Shuang Qiang Road, Jinzhou, Dalian, People’s Republic of China 116100
(Address of principal executive offices) (Zip Code)

011-86-411-8770-333 (PRC); 931-433-0460 (US)
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes √
No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer
Accelerated filer
Non-accelerated filer √
(Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes
No √

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares outstanding at March 31, 2008 was 27,048,039.

FUSHI COPPERWELD, INC.

INDEX TO MARCH 31, 2008 FORM 10-Q

Page

Part I - Financial Information	2

Item 1 - Financial Statements	2

Consolidated Balance Sheets as of March 31, 2008 (unaudited)	2
and December 31, 2007

Consolidated Statements of Income and Other Comprehensive Income for	3
the three months ended March 31, 2008 and 2007 (unaudited)

Consolidated Statements of Cash Flows for the three months ended	4
March 31, 2008 and 2007 (unaudited)

Notes to the Consolidated Financial Statements (unaudited)	5

Item 2 - Management's Discussion and Analysis of Results of	31
Operations and Financial Condition

Item 3 - Quantitative and Qualitative Disclosure about Market Risk	48

Item 4 - Controls and Procedures	51

Item 6 - Exhibits	51

Signature Page	52

Part I - Financial Information

Item 1 - Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash	$78,580,616	$79,914,758
Marketable securities	-	2,977,699
Restricted cash	3,856,000	1,000,000
Accounts receivable, trade, net of allowance of bad debt $211,629
and $135,418 as of March 31, 2008, and December 31, 2007	34,369,645	23,611,186
Inventories, net	26,391,479	12,308,295
Notes receivables	485,813	816,905
Other receivables and prepaid expenses	1,991,838	997,979
Advances to suppliers	9,683,792	2,341,839
Cross currency hedge receivable	136,961	706,170
Deferred tax assets	3,651,003	2,852,000
Total current assets	159,147,147	127,526,831

PLANT AND EQUIPMENT, net	94,963,080	87,228,600

OTHER ASSETS:
Advances to suppliers, noncurrent	15,497,814	18,204,775
Prepaid land use rights	4,749,334	4,559,760
Intangible asset, net of accumulated amortization	6,004,316	5,832,721
Deferred loan expense, net	2,447,574	3,115,930
Total other assets	28,699,038	31,713,186

Total assets	$282,809,265	$246,468,617

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$9,686,316	$3,028,823
Short term bank loans	27,053,926	12,871,884
Current portion of long term debts	11,424,000	10,968,000
Other payables and accrued liabilities	4,466,821	5,791,597
Customer deposits	182,443	-
Taxes payable	1,331,813	1,005,259
Total current liabilities	54,145,319	33,665,563

LONG TERM LIABILITIES:
Notes payable	45,000,000	60,000,000
Fair value of derivative instrument	13,624,876	8,515,396

Total liabilities	112,770,195	102,180,959

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, March 31, 2008: 27,454,162 issued and 27,354,162 outstanding; December 31, 2007: 25,311,304 shares issued and 25,211,304 outstanding	164,125	151,268
Common stock held in escrow, 100,000 shares	600	600
Additional paid in capital	93,065,302	77,665,064
Statutory reserves	8,321,726	8,321,726
Retained earnings	61,703,566	54,133,070
Accumulated other comprehensive income	6,783,751	4,015,930
Total shareholders' equity	170,039,070	144,287,658

Total liabilities and shareholders' equity	$282,809,265	$246,468,617

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

REVENUES	$54,009,027	$21,137,917

COST OF GOODS SOLD	39,275,340	13,452,737

GROSS PROFIT	14,733,687	7,685,180

OPERATING EXPENSE
Selling expenses	792,911	175,194
General and administrative expenses	5,054,183	1,441,002
Total operating expense	5,847,094	1,616,196

INCOME FROM OPERATIONS	8,886,593	6,068,984

OTHER INCOME (EXPENSE)
Interest income	160,363	191,210
Interest expense	(1,122,065)	(1,282,072)
Other income	189,954	62,110
Other expense	(75,914)	(65,499)
Total other expense, net	(847,662)	(1,094,251)

INCOME BEFORE INCOME TAXES	8,038,931	4,974,733

PROVISION FOR INCOME TAXES	468,435	-

NET INCOME	7,570,496	4,974,733

OTHER COMPREHENSIVE INCOME
Realized loss on marketable securities	22,301	-
Foreign currency translation adjustment	7,855,000	902,861
Change in fair value of derivative instrument	(5,109,480)	-

COMPREHENSIVE INCOME	$10,338,317	$5,877,594

BASIC EARNINGS PER SHARE
Earnings Per Share	$0.28	$0.24
Weighted average shares outstanding	27,048,039	20,507,096

DILUTED EARNINGS PER SHARE
Earnings Per Share	$0.26	$0.21
Weighted average shares outstanding	28,228,604	23,824,495

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,570,496	$4,974,733
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	1,404,042	301,596
Amortization of intangibles	62,277	57,483
Amortization of financing expense	668,356	149,589
Amortization of stock option compensation	413,095	-
Gain on derivative instrument	(169,167)	-
Loss on marketable securites	16,158	-
Change in operating assets and liabilities:
Accounts receivable	(9,917,566)	(2,599,888)
Inventories	(13,669,483)	(321,590)
Other receivables and prepayments	(908,504)	(1,495,482)
Notes receivables	357,309	-
Advance to suppliers	(7,031,475)	-
Deferred tax assets	(799,003)
Accounts payable	6,602,565	275,573
Other payables and accrued liabilities	(1,364,005)	904,538
Customer deposits	178,572	73,405
Taxes payable	285,445	(128,103)
Net cash (used in) provided by operating activities	(16,300,888)	2,191,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from derivative instrument	738,376	-
Proceeds from sale of marketable securities	2,983,842	-
Purchase of property and equipment	(3,253,101)	(3,118,108)
Advances for purchase of equipment	-	(4,682,463)
Net cash provided by (used in) investing activities	469,117	(7,800,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank loans	16,908,000	14,263,112
Payments on bank loans	(5,814,432)	(8,655,841)
Change in restricted cash	(2,795,400)	(5,728,044)
Net proceeds from stock issuance in private placement	-	1,826
Net borrowing on credit line	2,749,402	-
Net proceeds from convertible notes	-	56,400,000
Proceeds from exercise of stock warrants	-	1,115,313
Net cash provided by financing activities	11,047,570	57,396,366

EFFECT OF EXCHANGE RATE ON CASH	3,450,059	505,130

(DECREASE) INCREASE IN CASH	(1,334,142)	52,292,779

CASH, beginning of year	79,914,758	20,493,551

CASH, end of period	$78,580,616	$72,786,330

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

On October 29, 2007, Fushi International acquired Copperweld Bimetallics Holdings, LLC, a North Carolina registered limited liability company and the holder of the partnership interest in Copperweld Bimetallics, LLC, (“Copperweld”) a limited liability company registered in the state of Delaware and the parent of Copperweld Bimetallics UK, LLC, a limited liability company registered in the United Kingdom and Copperweld International Holdings, LLC a North Carolina limited liability company. Copperweld is a bimetallic administrative, sales and manufacturing operation headquartered in Fayetteville, Tennessee. Copperweld Bimetallics UK, LLC (Copperweld UK) is a manufacturing, distribution and customer service facility located in Telford, England. Copperweld International Holdings, LLC is a non-operating company that held a certain partnership interest in a company located in Tongling, PRC at December 31, 2007. Those interests were liquidated in an agreement entered by Copperweld and its subsidiaries, affiliates and International Manufacturing Equipment Sales, Inc. on January 16, 2008. Additionally, Fushi acquired International Manufacturing Equipment Sales, LLC, a shell company that was, at the time of purchase, a non-affiliated but commonly owned Limited Liability Company.

Fushi, Fushi Holdings, Fushi International (Dalian), Dalian Fushi, Copperweld and Copperweld UK are hereinafter referred to as “the Company”.

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
MARCH 31, 2008
(Unaudited)

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

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

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $453,851 and $143,427 for the three months ended March 31, 2008 and March 31, 2007, respectively,

Foreign currency translation and other comprehensive income

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $6,783,751 and $4,015,930 as of March 31, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at March 31, 2008 were translated at 7.003 RMB and 0.501 GBP to $1.00 USD. The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2008 were 7.155 RMB and 0.506 GBP to $1.00 USD.

 Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the UK and the US.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC and in banks located in the United Kingdom are not covered by insurance. As of March 31, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $78,396,134 and $83,871,892, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Part of the Company's operations are carried out in the PRC and UK. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the two countries, and by the general state of the two countries' economy. The Company's operations in the two countries are subject to specific considerations and significant risks not typically associated with companies in the North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Additional product sales information

The Company has expanded its geographic sales area from mainly the Chinese domestic market to the international market with the Copperweld acquisition. The following chart shows that the PRC market remains the largest single market for the Company while approximately 35.7% sales were spread across international markets during the first quarter of 2008 and 1.8% during the first quarter of 2007.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

	March 31, 2008	March 31, 2007
Country	(Unaudited)	(Unaudited)
China	$34,752,795	$20,763,863
USA	12,422,970	-
Europe	3,507,766	-
Other countries	3,325,496	374,054
Total sales	$54,009,027	$21,137,917

Major customers and suppliers

Ten major customers accounted for 32.3% and 55.9% of the net sales for the three months ended March 31, 2008 and 2007, respectively. We included Fayetteville’s sales for the three months ended March 31, 2008 to illustrate the effect the acquisition has towards reducing our dependence on a few customers. Total receivable balance due from the top ten customers at March 31, 2008 and December 31, 2007 amounted to $9,464,907 and $15,029,038, respectively.

Ten major suppliers provided approximately 86.6% and 63.9% of the Company’s purchases of raw materials for the three months ended March 31, 2008 and 2007, respectively. We included Copperweld’s purchases for the three months ended March 31,2008 for comparison purposes. As of March 31, 2008, our accounts payable to these suppliers were $3.76 million and our advances to these suppliers were $8.55 million, all of which was current. As of December 31, 2007, we owed these suppliers $1.3 million.

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. As of March 31, 2008, management concluded its allowance for bad debts in the amount of $211,629 was sufficient.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The Company reviews its inventory regularly for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of March 31, 2008, the Company determined its allowance for obsolete inventory in the amount of $218,023 was sufficient.

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

Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” During 2007, the Company issued 3% secured convertible debentures in a face amount of $20,000,000 which are due in 2012 from issuance of common stock. As fixed prices are set for the conversion prices of such convertible debentures, the Company is in a position to be sure it had adequate authorized shares for the future conversion of convertible debentures. Therefore, no embedded derivatives are required to be recorded at fair value and marked-to-market at each reporting period. During 2007, the Company borrowed $40,000,000 debenture note with floating rate.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

As of March 31, 2008, the outstanding principal amounted to $45,000,000. The Company used Level 2 inputs for its valuation methodology for the notes payable, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close.

The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on their variable interest rate debt. Under SFAS 157, market value is to represent fair value. As of March 31, 2008, the Company has a $13.6 million derivative instrument. Management obtains fair value of the derivative instrument from the financial institution using Level 3 inputs since there is no observable market price, for the three months ended March 31, 2008, the Company recorded $5,109,480 changes in the fair value of the derivative instrument as other comprehensive loss.

	Carrying As of March 31, 2008	Fair Value Measurements at March 31, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Notes payable	$45,000,000		$39,608,764
Derivative Instrument	$13,624,876			$13,624,876

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

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

At the inception of the transaction, the Company documents the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. As of March 31, 2008, the fair value of the derivative instrument amounted to $13,624,876.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. The Company added production equipment during the first quarter of 2008 and the interest capitalized for the three months ended March 31, 2008 and March 31, 2007 amounted to $45,448 and $ 75,518, respectively.

The Company periodically evaluates the carrying value of long-lived assets in accordance with SFAS 144. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2008, there were no impairments of its long-lived assets.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Intangible assets

Intangible assets consist of land use rights and patents. Land in the People’s Republic of China is government owned and cannot be sold. However, the government grants “land use rights”. The Company amortizes land use rights on a straight line basis over the 50 year life and patents over 7-15 years.

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of March 31, 2008, there was no impairment of intangible assets.

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

Research and development costs are recorded in selling and general and administrative expenses. Research and development costs were $81,333 and $4,511 for the three months ended March 31, 2008 and March 31, 2007, respectively.

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
MARCH 31, 2008
(Unaudited)

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of March 31, 2008, the deferred tax assets amounted to $3,651,003 generated from the accumulated net operating loss of US operations as of March 31, 2008.

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are produced and sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. All of the Company’s products that are manufactured and sold in the UK are subject to a UK value-added tax at a rate of 17.5% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT Payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“FAS 159”). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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
MARCH 31, 2008
(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Accounts receivable

Accounts receivable at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Trade Accounts Receivable	$34,581,274	$23,746,604
Allowance for bad debts	(211,629)	(135,418)
Trade Accounts Receivable, Net	$34,369,645	$23,611,186

The following table consists of allowance for doubtful accounts at March 31, 2008 and December 31, 2007.

Allowance for doubtful accounts at December 31, 2007	$135,418
Additional reserves	72,469
Effect of foreign currency translation	3,742
Allowance for doubtful accounts at March 31, 2008	$211,629

Note 4 - Inventories

Inventories at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Raw materials	$16,503,062	$5,965,306
Work in process	3,193,269	2,260,015
Finished goods	6,819,597	4,120,559
Packaging materials	74,414	7,984
Low cost consumables	19,160	18,025
Totals	26,609,502	12,371,889
Less allowance for obsolete inventory	(218,023)	(63,594)
Totals	$26,391,479	$12,308,295

The following table consists of allowance for obsolete inventory at March 31, 2008 and December 31, 2007.

Allowance for obsolete inventory at December 31, 2007	$63,594
Additional reserves	154,429
Allowance for obsolete inventory at March 31, 2008	$218,023

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 5 - Plant and equipment

Plant and equipment at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	34,113,346	32,846,156
Transportation equipment	3,806,321	3,193,995
Machinery and equipment	25,250,224	24,111,971
Office Furniture	1,007,209	833,474
Construction in progress	43,170,555	36,880,809
Totals	107,448,381	97,967,131
Less accumulated depreciation	(12,485,301)	(10,738,531)
Totals	$94,963,080	$87,228,600

Depreciation expense for the three months ending March 31, 2008 and 2007 amounted to $1,404,042 and $301,596, respectively.

Capitalized interest for construction projects was $45,448 for the three months ended March 31, 2008 and $285,689 for the year ended December 31, 2007, respectively.

Note 6 - Advances to suppliers

Advances on purchases are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Advances for inventories - current	$9,683,792	$2,341,839
Advances for equipment - non current	15,497,814	18,204,775
Total advances to suppliers	$25,181,606	$20,546,614

Note 7 - Intangible assets

Intangible assets consist of loan closing cost, land use rights and patents. Intangible assets at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Patents	$1,714,384	$1,652,938
Land use rights	5,720,425	5,492,089
Total:	7,434,809	7,145,027
Less: accumulated amortization	(1,430,493)	(1,312,306)
Intangible assets, net	$6,004,316	$5,832,721

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Amortization expense for the three months ended March 31, 2008 and March 31, 2007 amounted to $62,277and $57,483, respectively.

Note 8 - Income taxes

Under the former Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. For an enterprise that qualifies as a "new or high-technology enterprise" or a “Foreign Invested Enterprise (“FIE”) located in the old town of an inshore open city, it is subject to an income tax rate of 24%. In addition, if the enterprise is located in a specially designated region that allows foreign enterprises the enterprise is entitled to a two-year income tax exemption and a 50% income tax reduction for the following three years.

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the former income tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DEs and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs was eliminated. However, the new EIT Law permits companies to continue to enjoy their former preferential tax treatments until such treatments expire in accordance with their current terms.

The Company’s wholly owned subsidiary, Fushi International (Dalian), is a foreign limited liability company and is located in the old town of an inshore open city. Under the former Income Tax Laws of PRC, the Company qualified to use 24% income tax rate and has a full income tax exemption for the years ended December 2006 and 2007 and a 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. Under the new EIT law effected in 2008, the company continues to enjoy the former preferential tax rate until it expires in December 2010. So, the applicable corporate income tax rate in 2008 is 12% and the provision for income tax for the three months ended March 31, 2008 and 2007 was $1,267,438 and 0, respectively.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a "new or high-technology enterprise" that is allowed a two year income tax exemption beginning in 2002, the first year after it became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. Dalian Fushi had a loss from operations in the first quarter of 2008, so no provision for income taxes was made during this period.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Provision for China Income Taxes	$1,267,438	$-
Benefit for US Income Taxes	(799,003)	-
Provision for Income Taxes	$468,435	$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2008:

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(13.0)	(33.0)
Total provision for income taxes	12.0%	-%

The estimated tax savings from the tax exemptions for the three months ended March 31, 2008, amounted to $1,373,058 The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.28 to $0.23 and diluted earnings per share from $0.29 to $0.24.

The estimated tax savings from the tax exemptions for the three months ended March 31, 2007, amounted to $1,641,662. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.24 to $0.16 and diluted earning per share from $0.21 to $0.14.

Fushi, Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld Bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes for the three months ended March 31, 2008 and previous years. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2027. The deferred tax asset amounted to $3,651,003 as of March 31, 2008. Management believes that the realization of the benefits can be used by our US operating subsidiary in future periods because expectations are that Copperweld will have taxable income in future periods.

The deferred tax asset consisted of the following:

Deferred tax asset at December 31,2007	$2,852,000
Additions to deferred tax asset	799,003
Deferred tax asset at March 31,2007	$3,651,003

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Value Added Tax

VAT on sales and VAT on purchases in Dalian China amounted to $6,123,424 and $5,253,457 for the three months ended March 31, 2008 and $ 1,896,386 and $ 3,637,680 for the three months ended March 31, 2007, respectively.

VAT on sales and VAT on purchases in Copperweld UK amounted to $73,284 and $86,906 for the three months ended March 31, 2008.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Taxes payable at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Income Tax	$1,285,929	$-
VAT (Benefit) or Payable	(170,694)	856,482
Others	216,578	148,777
Total taxes payable	$1,331,813	$1,005,259

Note 9 - Short term bank loans and revolving credit lines

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans at March 31, 2008 and December 31, 2007, consisted of the following:

Name of lender	March 31, 2008	December 31, 2007
	(Unaudited)
Bank of China, Xinghaiwan Branch, due March 28, 2008, annual interest at 7.227% secured by the Company’s land use right and building.	$-	$2,687,160

Bank of China, Xinghaiwan Branch, due February 15, 2008,and was renewed to May 15, 2008 annual interest at 7.029%, secured by the Company’s
Land use right and building.	-	3,016,200

Guangdong Development bank, Dalian Stadium branch, due February 25, 2009, annual interest at 8.96%, secured by the Company’s
Land use right and building.	8,568,000	-

Guangdong Development bank, Dalian Stadium branch, due March 9, 2009, annual interest at 8.96%, secured by the Company’s
Land use right and building.	2,856,000	-

Guangdong Development bank, Dalian Stadium branch, due March 19, 2009, annual interest at 8.96%, secured by the Company’s
Land use right and building.	1,428,000	-

Guangdong Development bank, Dalian Stadium branch, due March 26, 2009, annual interest at 8.96%, secured by the Company’s
Land use right and building.	4,284,000	-

Total Short Term Bank Loan	$17,136,000	$5,703,360

CIT revolving credit line, annual interest at 6.25%, mature in 2010	9,917,926	7,168,524

Total	$27,053,926	$12,871,884

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The Company paid off its two short term loans with outstanding balances of $5,703,360, in the first quarter of 2008 and obtained four new short term loans with balances of $17,136,000 at March 31 2008 at annual interest rate of 8.96% which are due in February and March 2009.

Copperweld maintains a revolving line of credit through CIT with a limit of $12.8 million and an outstanding balance of $9,917,926 at March 31, 2008, the Company deposits the proceeds from customers to the line of credit outstanding account on a daily basis. Copperweld UK maintains a revolving line of credit with a limit of approximately $1,539,600 (or ₤750,000) but had no balance outstanding at March 31, 2008. Both lines of credit expire in 2010.

Current portion of long term debts represents the loan that was borrowed on May 2003 and due on April 10, 2008 at an annual rate of 5.58%, secured by the Company’s land use right and building, total outstanding as of March 31, 2008 and December 31, 2007 amounted to $11,424,000 and $10,968,000.

Name of Lender	March 31, 2008	December 31, 2007
	(Unaudited)
ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%,
secured by the Company’s land use right and building	$5,712,000	$5,484,000

ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%,
secured by the Company’s land use right and building	5,712,000	5,484,000
Total current portion of long term debts	$11,424,000	$10,968,000

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Total interest expense on revolving credit line, short term and long term loans for the three months ended March 31, 2008 and March 31, 2007 amounted to $494,332 and $341,027, respectively. Capitalized interest for construction projects was $45,448 and $75,518 for the three months ended March 31, 2008 and March 31, 2007, respectively.

Note 10 - Notes payable

Notes payable as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Senior secured convertible notes (“Convertible Notes”) , bearing interest at 3% per annum, maturing on January 24, 2012, convertible to common stock at an initial conversion price of $7.00 per share	$5,000,000	$20,000,000
Guaranteed senior secured floating rate notes (“HY Notes”) maturing on January 24, 2012	40,000,000	40,000,000
Notes payable total	$45,000,000	$60,000,000

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

The HY notes bear interest at LIBOR (approximately 3.15% at March 31, 2008) + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007. The interest on the HY Notes and Convertible notes are payable semi-annually in arrears in January and July. See below for discussion of swap agreement changing variable interest to 8.3% fixed.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

On November 15, 2007, the Company filed Form S-3 with the Securities and Exchange Commission (SEC) with a proposed prospectus to register up to 5,743,143 shares including 2,857,143 shares underlying the 3% Senior Convertible Notes, On November 21, 2007, the registration statement was declared effective by SEC. On January 8, 2008, $15.0 million of the Convertible Notes were exchanged for 2,142,857 shares of common stock.

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
MARCH 31, 2008
(Unaudited)

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

The indenture, notes purchase agreement and investor rights agreement related to the HY Notes and Convertible Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of its subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, the Company is required to comply with certain financial covenants, including maintenance of a fixed charge coverage ratio of at least 2.0 and maintenance of a leverage ratio not exceeding 5.5. Management believes the Company was in compliance with all of these covenants as of March 31, 2008.

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

As of December 31, 2007, the Company had $20 million Convertible Notes and $40 million HY notes, a total of $60 million long term notes payable outstanding. On January 8, 2008, Citadel converted $15.0 million of the Convertible Notes into 2,142,857 shares of common stock. As of March 31, 2008, the Company had $5 million Convertible Notes and $40 million HY notes, a total of $45,000,000 long term notes payable and outstanding. Deferred commissions amounted to $2,288,336 and interest expense on long term notes for the three months ended March 31, 2008 amounted to $592,047.

If the $5 million Convertible Notes outstanding as of March 31, 2008 are not converted at maturity, January 24, 2012, the Company will have to repay the principle of $5 million and an additional redemption cost of $5,305,158.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 11 - Derivative instrument

The Company's operations are exposed to a variety of global market risks, including the effect of changing interest rates. This exposure is managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and dose not invest in derivative instruments for speculative purposes.

On April 10, 2007, effective January 24, 2007, the Company entered a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $3,000,000 if the exchange rate for RMB to USD falls below 6.5 and to $5,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge. As of March 31, 2008, the Company has not placed the $1,000,000 deposit with MLCS.

For the period ended March 31, 2008, the Swap resulted in the liability of $13,624,876 and a loss to other comprehensive income of $5,109,480, net of taxes.

As of March 31, 2008, the Company had cross currency hedge receivable amounting to $136,961. The total gain from derivative transactions for the first quarter of year 2008 was $169,167. For the three months ended March 31, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness of the swap transaction.

Note 12 - Supplemental disclosure of cash flow information

Total interest paid for the three months ended March 31, 2008 and March 31, 2007 amounted to $ 2,853,861 and $ 341,027, respectively.

No income tax was paid for the three months ended March 31, 2008 and March 31, 2007.

Convertible notes totaling $15,000,000 were converted into 2,142,857 shares of common stock at $7.00 per share, during the quarter ended March 31, 2008.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 13 - Accumulated other comprehensive income

The components of accumulated other comprehensive income are as follows.

Accumulated other comprehensive income:	Amount
Balance at December 31, 2007	$4,015,930
Unrealized loss on marketable securities	22,301
Foreign currency translation gain	7,855,000
Change in fair value of derivative instrument	(5,109,480)
Balance at March 31, 2008	$6,783,751

Note 14 - Earnings per share

The following is information of net income per share:

	March 31, 2008	March 31, 2007
	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$7,570,496	$4,974,733
Add: Interest expense for convertible note	27,762	110,000
Deduct: Loan issuance cost	152,559
Net income for diluted earnings per share	$7,445,699	$5,084,733

Weighted average shares used in basic computation	27,048,039	20,507,096
Diluted effect of warrants and convertible note	1,180,566	3,317,400
Weighted average shares used in diluted computation	28,228,604	23,824,496

Earnings per share:
Basic	$0.28	$0.24
Diluted	$0.26	$0.21

100,000 shares of common stock held in escrow were excluded from both the basic and diluted earnings per share calculation, since the shares were issued under the Company’s name.

100,000 warrants granted on October 30, 2007 at an exercise price of $16.80 were excluded from the diluted earnings per share calculation due to the anti-diluted effect.

335,000 options granted on October 29, 2007 and November 13, 2007 at an excise price from $16.36 to $20.94 were excluded from the diluted earnings per share calculation due to the anti-diluted effect.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 15 - Stockholders' Equity

(A)	Series A and Series B Convertible Preferred Stocks
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

(B)	As of March 31, 2008, the Company had outstanding:

(1)	27,454,162 shares of common stock, including 100,000 shares in escrow, par value $0.006.
(2)	Warrants purchasing 377,052 shares of common stock with exercise prices of $3.11 per share, expiring December 2011.
(3)	Warrants purchasing 100,000 shares of common stock with exercise prices of $16.80 per share, expiring November 2011.

(C)	During the first quarter of 2008, the following activities were recorded:

(1)
On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights under the “Convertible Notes” indenture and received 2,142,857 in exchange for $15.0 million in debt with an exchange factor of $7.00 in debt for each share of stock.

The Company has 377,052 warrants exercisable at $3.11 and 100,000 warrants exercisable at $16.80 outstanding as of March 31, 2008.

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Life (years)	Average Exercise Price	Number	Average Remaining Life (years)

$3.11	377,052	2.87	$3.11	377,052	2.87
$16.80	100,000	3.67	$16.80	100,000	3.67

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The following is a summary of the warrant activities:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted-Average Exercise Price	Average Remaining Contractual Life
Balance, January 1, 2007	2,480,944	2,480,944	$3.57	4.12 years
Granted	-	-
Forfeited	-	-
Exercised	(304,389)	(304,389)	$3.67
Balance, at March 31, 2007	2,176,555	2,176,555	$3.56	3.7 years
Granted	100,000	100,000	$16.80	4.00 years
Forfeited	-	-	-
Exercised	(1,799,503)	(1,799,503)	$3.66
Balance, at December 31, 2007	477,052	477,052	$3.11	3.12 years
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, at March 31, 2008	477,052	477,052	$3.11	2.87 years

Note 16 - Stock based compensation

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

As of March 31, 2008, options held by executives, directors and employees representing 1,060,000 shares were outstanding, of which, 554,557 were vested.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The fair values of stock options granted to the executives and the independent directors were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Executives	2.0 yrs	50%	0%	3.3% - 4.57%	$3.81 - $5.93
Independent Directors	2.0yrs	50%	0%	4.57%	$3.64

-	Volatility: One year historical volatility of our stock is 58%. Adjustment is made based on volatility of industry peers average which is 31%, to arrive at 50% as expected volatility.

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

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

As of March 31, 2008, the 910,000 executive options and 150,000 director options issued during the year of 2007 had fair values of approximately $3,906,220 and $546,506 respectively. The Company recognized $413,095 of compensation expenses in general and administrative expenses for the three months ended March 31, 2008.

As of March 31, 2008, the total compensation cost related to stock options not yet recognized was $1,989,695 and will be recognized over the weighted average life of 2 years.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

The following is a summary of the stock options activity:

	Number of Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2007	-	-	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, at March 31, 2007	-	-	-
Granted	1,110,000	$14.3	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2007	1,110,000	$14.3	$12,075,850
Granted			-
Forfeited	50,000	$12.3	-
Exercised	-	-	-
Balance, March 31, 2008	1,060,000	$14.4	$1,865,000

Following is a summary of the status of options outstanding at March 31, 2008:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	450,000	1.18 years	$12.30	275,000	$12.30
$11.75	150,000	1.14years	$11.75	79,682	$11.75
$13.70	125,000	1.45 years	$13.70	125,000	$13.70
$16.44 - $20.94	325,000	1.58 years	$18.69	68,003	$16.40
$16.36	10,000	0.62 years	$16.36	6,872	$16.36
Total	1,060,000			554,557

Note 17 - Statutory reserves

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
MARCH 31, 2008
(Unaudited)

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividend to shareholders. The company will transfer at year end 10% of the year’s net income determined in accordance with PRC accounting rules and regulations..

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

Note 18 - Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $30,462 and $5,693 in contributions of employment benefits, including pension in the period ended March 31, 2008 and March 31, 2007, respectively.

US employees are provided a 401(k) plan where during the first quarter of 2008, employer contributions totaled $33,335.

Copperweld UK operates a defined contribution pension scheme for employees. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The company made $13,676 in contributions of employment benefits.

Note 19 - Commitments and contingencies

As discussed in Note 11, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for RMB to US Dollars drops below certain levels, the Company will be required to deposit up to $5,000,000. As of March 31, 2008, the Company had not deposited the $1,000,000 with MLCS to secure the agreement.

On December 11, 2007, Fushi International, Inc. (the “Company”) received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. against the Company in the United States District Court, District of Connecticut on November 27, 2006.  The Action seeks declaratory judgment concerning the interpretation and enforceability of specific terms of the engagement letter agreement, dated May 27, 2005, by and between Kuhns Brothers, Inc. and the Company, which the Company terminated in September 2006.  The Company believes that the plaintiffs’ claims are without merit and intends to vigorously defend the Action. On October 4, 2007, the Company had signed an escrow agreement with Kuhns Brothers & Co., Inc., the Company had put $1,000,000 restricted cash and 100,000 shares of common stock in escrow. The Company was notified on March 2, 2008 that the court has set a trial date during the week of May 26, 2008.

Note 20 - Subsequent events

On April 29, 2008, the Company paid off all long term debts represented by the loan that was borrowed on May 2003 and due on April 10, 2008 at an annual rate of 5.58% and secured by the Company’s land use right and building.

Item 2. Management’s Discussion and Analysis of Operations and Financial Conditions.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Certain statements in this Report, and the documents incorporated by reference herein, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our Annual Report on Form 10-K and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

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

Overview

Since our founding in 2002, we have grown to be the leading manufacturer of bimetallic products in the world. Today, we serve approximately 300 customers in 30 countries from our facilities in Dalian, PRC, Fayetteville, Tennessee and Telford, U.K. Historically, our principal product produced in Dalian has been Copper-Clad Aluminum, or CCA, which combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum. On October 29, of 2007, we acquired Copperweld with manufacturing operations in Fayetteville, Tennessee and Telford, U.K. During the first quarter of 2008, Fayetteville shipped our products to 128 customers in 16 countries on four continents, Telford shipped to 44 customers in 11 countries and Dalian shipped to 230 customers in seven countries. The Fayetteville facility produces both CCA and Copper-Clad Steel, or CCS which combines the conductivity of copper with the strength of steel. The Telford facility further processes material produced in Fayetteville. We now produce both CCA and CCS and have a worldwide presence that combines Fushi’s recognition in China with the worldwide recognition of the Copperweld brand.

During the first quarter 2008, in Dalian, we continued our development of bimetallic wire products to further expand our sales in the utility industry.  CCA flat wire offers greater value than copper wire because of its reduced cost and weight while it maintains conductivity standards needed by utility companies.  We believe the successful installation of Copperweld’s cladding technology completed at the onset of second quarter of 2008 should further allow us to improve the quality of our bimetallic flat wire and enable us to produce larger diameter flat wire products for the PRC market, further expanding our product offerings.

During first quarter 2008, we further increased sales into the utility market at our Dalian facility through the introduction of small amounts of CCA wire for use in low voltage power cable.  CCA wire for use in low voltage power cable is still in the early stages of its development; however, we are working closely with customers and regulatory bodies to gain nationwide approval in the PRC.  We believe that as we further develop and improve this product application, CCA wire for use in power transmission applications will prove to be a viable substitute to copper wire.

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

Normally using 70% less copper than conventional copper wire, but offering materially the same utility and functionality, our CCA products provide a superior value compared to solid copper wire in a wide variety of applications such as, distribution lines for telecommunication networks, cables for the wireless industry, automotive and consumer products, video and data applications, electrical power cables, wire components for electronic devices, building wire, as well as other industrial wires. CCS combines the functionality of copper with the strength of steel to provide a higher value, stronger alternative to solid copper for use in coaxial drop cables for cable television, utility applications including ground cables and tracer wire, automotive wiring harnesses and other applications requiring specific levels of conductivity and higher levels of tensile strength. Copperweld CCS is synonymous with copper-clad steel and is registered as Copperweld®. Traditionally the telecom industry has been the primary user of bimetallic products for the combined companies; however, the utility, automotive and consumer goods are market sectors providing strong demand for copper-clad products. Both CCA and CCS products are available in a large variety of sizes, conductivities and strengths for the different applications of customer inquiries. CCA and Copperweld® deliver outstanding reliability, performance and value compared to solid copper.

The high price of copper over recent years has shifted demand to higher value products such as CCA and CCS. The volatility of copper is the primary cause of cost variations in our products. Although an increase in the price of copper may serve to reduce our gross margins as a percentage of net sales and a decline in copper prices will increase our gross margin as a percentage of net sales, changes in raw material costs do not materially affect our earnings per share. Because as is typical in the industry, we pass the dollar amount of price changes to our customers rather than the percentage changes in our raw material costs; therefore, the impact on earnings per share from volatile raw material prices is minimal.

The price of copper impacts our operations in two significant ways. First, copper is one of the principal raw materials used in manufacturing our products. Beginning in mid-2005, copper prices began trending upward. The upward trend continued during the first quarter of 2006 until a slight downturn during November and December. The trend for 2007 was similar to the previous year although with an average Comex price of $7,103 per metric ton compared to $6,811 during 2006. During the first quarter of 2008, copper prices continued to escalate compared to the same quarter last year. The average Comex copper price was $7,791 per ton for the first quarter of 2008 compared to an average of $5,954 during the same quarter in 2007. When the prices of raw materials increase, we pass those increases through to our customers. Conversely, when raw material prices decline, we pass those savings through to our customers as well. The practice of passing changes in raw material costs to our customers is not a perfect hedge against fluctuating prices, but it allows us to protect our net margin as measured by net income or by earnings per share since our sales prices are determined at the time the sales order is received. In Dalian we regularly make advance payments to our suppliers to lock in copper supplies with the side benefit of locking in prices when copper prices are increasing. At March 31, 2008, we had outstanding advances to raw material suppliers of $10.5 million. In Fayetteville, some suppliers of copper cathode require us to pay for the shipments at the cathode stage even though the copper must be further processed which locks in the cost of our future supply. In neither location are we attempting to forecast the cost of copper or other raw materials, nor are we attempting to hedge the changing costs of raw materials.

The second way that the price of copper influences our operations is that our products are used as a viable substitute for copper. Historically, when there is a large differential between the price of copper and aluminum, demand for our product increases. When the differential narrows, demand for our product may moderate. However, cost is not the only factor affecting the demand for our copper-clad products. Our expanding markets such as the automotive and utility industries have factors driving their demand for bimetallic products other than cost. Our products advantages over copper including lower weight, greater strength and lower susceptibility to theft, among other factors. So, while price is a factor, price alone does not drive our business.

The preceding chart reflects the trend in copper based on average monthly Comex prices. The chart shows the general trend to higher copper prices over the prior three years and during the first quarter of 2008. The 2008 year began at the highest level of the four comparative years shown in the chart. For the quarter ended March 31, 2008, the average Comex price for copper increased over the same quarter in 2007 by $1,837 per ton. As a measure of the increasing trend in the price of copper over time, the Comex average price per ton for the first quarter of 2008 increased over the first quarter of 2005 Comex average by $4,556 per ton, an increase of 140.8%. The average price per ton paid for copper including processing costs during the first quarter of 2008 was $8,439 in Dalian and $8,018 in Fayetteville compared to $7,485 and $7,520 for the same quarter in 2007. As discussed previously, we do not attempt to hedge the costs of copper, but rather pass the changes in price through to our customers.

The two other major components in our products are aluminum and steel. The monthly average cost of aluminum for the first quarter of 2008 increased over first quarter 2007 levels by approximately $4.34 per ton but compared to copper, aluminum has been stable. The following chart, based on Comex average monthly prices, shows that the average Comex price for aluminum began near 2006 levels but moved upward each month during this most recent quarter surpassing the average price for the same quarter in 2007. During the quarter ended March 31, 2008, the average cost for aluminum purchased by the Dalian facility was $2,284 per ton and $3,195 per ton by Fayetteville. As with copper, we do not attempt to predict future prices for aluminum, but rather cover our risk by passing changes in the costs of aluminum to our customers.

The cost of steel varies by the type steel that is used for the various applications. The average cost of steel used by the Fayetteville facility over the past three years was less than one-half the cost of aluminum and was between one-eighth and one-fifth the cost of copper. Steel prices have been relatively stable; however, beginning with the first quarter of 2008, the price of steel began to increase. The average price paid by Fayetteville for steel increased $131 per ton, from $918 per ton paid during the first quarter of to $1,050 per ton during the first quarter of 2008, a 14.3% increase. We do not project the cost of raw materials but our suppliers believe that steel will remain at higher levels throughout 2008. Our Dalian facility purchased an insignificant amount of steel because we primarily produce CCA in Dalian.

Outlook for the remainder of 2008

With respect to the overall business trend for the remainder of 2008 and forward, we anticipate sales growth to continue to be aggressive and broadly based, principally due to consolidating our marketing and sales operations, the continuing demand for our products in the PRC and the influence of the Copperweld name throughout the world. We have the resources, technology, working capital and capacity to meet growing market demands. We are now strategically located so that we can serve the world’s demand for bimetallic products.

Results of Operations

Quarter Ended

The following table shows, for the periods indicated, information derived from our consolidated statements of income.

(in ‘000 except for percentage and EPS)	Increase/ (Decrease)	3/31/2008 Unaudited	3/31/2007 Unaudited
Net sales	155.5%	$54,009	$21,138
Gross Profit	91.7%	14,734	7,685
Operating Income	46.4%	8,887	6,069
Net income	52.2%	7,570	4,975

Gross Margins		27.3%	36.4%
Net Margins		14.3%	23.5%

EPS- Basic	15.4%	$0.28	$0.24
EPS- Diluted	23.8%	$0.26	$0.21

Net sales increased 155.5% for the quarter ended March 31, 2008 compared to the comparable quarter of the previous year. Approximately one-third of the increase resulted from the Copperweld acquisition in October of 2007. The balance of the increase is primarily due to an increase in volume at the Dalian facility from 3,408 metric tons to 5,771 metric tons, representing a 69.4% growth. Gross profit increased $7.05 million or 91.7% quarter over quarter. Net income increased by $2.6 million or 52.2% for the quarter ended March 31 2008 compared to the same quarter in 2007. The gross margin declined from 36.4% to 27.3% from the first quarter of 2007 to the same quarter this year due primarily to lower margins contributed by the Fayetteville and Telford facilities. Basic earnings per share was $0.28 and on a fully diluted basis was $0.26.

Financial position at quarter ended March 31, 2008 (unaudited) and the year ended December 31, 2007:

(in ‘000)	3/31/2008 Unaudited	12/31/2007 Unaudited
Cash	$78,581	$79,915
Accounts Receivable, net	34,370	23,611
PP&E, net	94,963	87,229
Total assets	282,809	246,469
Short term debt	38,478	23,840
Long term debt	45,000	60,000
Total stockholders’ equity	170,039	144,288

Our financial condition continues to improve as shown by an increase of 17.8% in shareholders’ equity during the first quarter of 2008. Cash decreased 1.7% during the quarter and our accounts receivable increased by 45.6% as a result of increased sales volume. Property, plant and equipment increased by 8.9% during the quarter ended March 31, 2008 compared to the prior year end. Short term debt increased by 61.1% as a result of an increase in short term borrowings. Long term debt declined by 25.0% because the holder of $20.0 million in our convertible notes converted $15.0 million of such notes during the first quarter of 2008.

Net Sales

Net sales were $54.0 million during the first quarter of 2008 compared to $21.1 million during the first quarter of 2007. Of the 155.5% in sales growth in the quarter ended March 31, 2008, Fayetteville and Telford contributed $18.0 million or 33.4% of first quarter sales based on net revenue. Dalian increased net revenue by 70.2% based on net revenue for the quarter ended March 31, 2008 compared to the same quarter in 2007. The increase in Dalian’s net revenue was based on increased volumes. The majority of the increase quarter over quarter resulted from increased volumes coming from the addition of Fayetteville and Telford, including sales from CCS that we had not had prior to the current quarter.

	31-Mar-08	31-Mar-07	Change
CCA	$42,325,612	$21,137,917	100.2%
CCS	10,615,699	-	100.0%
Other(include Scrap, FCA, FCS etc)	1,067,716	-	100.0%
Total Net Revenue	$54,009,027	$21,137,917	155.5%

The following table breaks down application categories as percentage of total sales.

	3/31/2008		3/31/2007
	Tons shipped	% of Total Sales	Tons shipped	% of Total Sales
Telecom	6,007	63.3%	2,450	71.9%
Utility	2,264	23.9%	1	0.0%
Auto	3	0.0%	-	0.0%
Other	1,213	12.8%	957	28.1%
Total	9,486	100.0%	3,408	100.0%

We are continuing to expand our markets beyond telecom, which historically has been the major user of our products, both in Dalian and Fayetteville. Telecom represented 71.9% of sales for the quarter that ended at March 31, 2007, but dropped to 62.9% at the end of the first quarter of 2008 while the actual volume increased by 145.2% comparing the two quarters. We anticipate that telecom will continue to maintain current or expanded volumes but our goal is to expand into other markets as well. The addition of Telford and Fayetteville has provided additional sales opportunities in the utility area. We believe that automotive, while comparatively small at present, joins the utility market as a potential market for future growth.

The following table presents sales breaks down by categories among our facilities:

	Dalian		Fayetteville		Telford
	Tons shipped	% of Total Sales	Tons shipped	% of Total Sales	Tons shipped	% of Total Sales
Telecom	4,437	46.77%	1,551	16.35%	19	0.20%
Utility	590	6.22%	1,656	17.45%	18	0.19%
Auto	-	0.00%	3	0.09%	-	0.00%
Other	748	7.88%	425	4.48%	40	0.42%
Total	5,774	60.87%	3,635	38.37%	77	0.81%

The following table summarizes installed capacities and outputs for both Dalian and Fayetteville for the quarter ended March 31, 2008. Capacity is stated on an annual basis while output is that for the quarter. Telford’s production is reflected in Fayetteville’s numbers because Telford further processes Fayetteville’s production.

	Dalian		Fayetteville
	Installed Capacity	Output	Installed Capacity	Output
Product line	Metric Tons	Metric Tons	Metric Tons	Metric Tons
CCA	33,600	5,774	15,000	1,073
CCS			20,000	2,559
Total	33,600	5,774	35,000	3,632

At March 31, 2008, we had combined annual production capacity for CCA of 48,600 metric tons and CCS capacity of 20,000 metric tons on an annual basis. We expect to have additional CCA capacity installed in Dalian during the first quarter of 2009. Nexans confirmed our order for a new cladding line on March 18, 2008 and we made the deposit on the line on April 22, 2008 with delivery and installation expected in early 2009. The decision to purchase a new clad line versus refurbishing an existing line was made on the basis of costs. The estimated cost to refurbish a line from Fayetteville was approximately the same as purchasing a new machine. We plan to have additional CCS capacity installed by the end of 2008 if sales projections for CCS in the Asian markets warrant expansion. For the first quarter of 2008, the average price of CCA produced in Dalian and sold primarily in the PRC was $6,137 per ton while the average price of CCA produced in Fayetteville was $6,443 per ton. CCS produced in Fayetteville sold for an average of $3,968. Both Dalian and Fayetteville sell a variety of CCA products and the price for each variety may vary based on the amount of manufacturing required and the ratio of copper to aluminum. Dalian did not sell a significant amount of CCS during the first quarter of 2008. As with CCA, the average selling price of CCS varies by product type primarily based on the amount of copper in the product and the amount of manufacturing required. Sales referred to as Fayetteville include the sales from Telford also.

Customers

We continued to expand and diversify our customer base during the first quarter of 2008. Our five largest customers accounted for 19.9% of sales during the first quarter of 2008, down from 32.6% for the first quarter of 2007. No single customer represented more than 5.0% of net sales during the most recent quarter. During the same quarter last year, we had a customer that represented 11.0% of net sales. Our ten largest customers accounted for 32.3% of net sales during the first quarter of 2008 compared to 55.9% during the first quarter of 2007. We believe this increased diversification significantly limits our market risk and gives us a stronger base on which to expand. We further believe our overall customer composition and the concentration of our top customers will continue to change as we expand our business and seek to shift our product sales portfolio to higher margin products. However, the loss of, or significant reduction in orders from any of our largest customers may have a material adverse impact on our financial condition and operating results. We are continuing to expand and consolidate the direction of our combined sales and marketing group in order to focus our resources on diversification of our customer base, product mix and geographic presence to mitigate customer concentration risk. Our objective is to focus on expanding our existing business relationships by offering a wider range of products and building new sales relationships throughout the world with our expanded sales organization.

The following table for the first quarter of 2008 sets forth our ten largest customers:

Originating Office	Tons Sold Quarter	Amount of Sales	% Total Sales
Fayetteville	527.7	2,598,588	4.8%
Fayetteville	424.8	2,528,059	4.7%
Dalian	389.3	1,945,591	3.6%
Dalian	329.1	1,861,780	3.4%
Dalian	293.8	1,804,143	3.3%
Dalian	278.7	1,637,728	3.0%
Dalian	220.7	1,383,480	2.6%
Fayetteville	235.3	1,314,123	2.4%
Dalian	215.9	1,256,044	2.3%
Dalian	192.4	1,115,674	2.1%

Our manufacturing activities are determined and scheduled upon both firm orders and projected sales information gathered by our sales personnel from direct contact with our customers. Customers typically submit purchase orders seven to thirty days prior to the requested delivery date. However, depending on the product and the available equipment run schedules, the lead time can be as short as three days. The sales price is determined at the time of purchase based on a formula or a unit price for each product. In either case, the purchase price is a function of the market price of our raw materials at the time of purchase, subject to adjustment at the time of delivery for many of our customers. For some customers, we adjust our prices based on the cost of raw materials for the previous month rather that prices at the time of shipment.

Geographically, a substantial portion of our customers served by our Dalian sales force is based in the PRC. Some of our customers are US based corporations that have established subsidiaries operating inside the PRC. Several of these corporations were former customers of our Fayetteville facility but now place orders through their subsidiaries located in the PRC. We categorize these orders as domestic orders within the PRC. On the other hand, most of our customers served by our Fayetteville and Telford based sales group are located in the Americas, Europe, Africa, Asia, excluding the PRC and the Middle East. We are transferring our Asian customers to our PRC based sales group in order to provide more efficient customer service. As a result, we anticipate that most of our net sales will continue to be derived from sales to our Asian customers. We anticipate that our sales growth can continue worldwide because of our working capital base, our combined sales force, our production capacity and our commitment to innovative research and development of our existing products and for developing new products.

Cost of Goods Sold

Combined	2008 Q1	2007 Q1
Cost of Goods Sold	$39,275,340	$13,452,737
Primary Material Cost	$33,881,482	$12,519,758
Accessorial Material Cost	$570,324	$289,261
Labor	$1,832,670	$152,632
Manufacturing Overhead	$2,990,864	$491,086

Cost of goods sold increased to $39.3 million during the first quarter ending March 31, 2008, from $13.5 million first quarter of 2007. As measured as a percentage of net revenue, cost of goods sold for the first quarter of 2008 was 72.7% compared to 63.6% for the same quarter of 2007. The increase results from a higher ratio of cost of goods sold to net sales in Fayetteville and Telford. Cost of goods sold principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, shipping and handling costs, and other fixed costs associated with the manufacturing process. The increase in Cost of Goods Sold as a percentage of net sales was principally due to the cost of adding capacity in Dalian and labor and overhead costs in Fayetteville that historically have been greater than in Dalian.

Copper, aluminum and steel are the primary raw materials we use to manufacture our products. During the first quarter of 2008, we purchased over 3,094 tons of copper, 7,128 tons of aluminum and 2,267 tons of steel. Raw material costs accounted for 86.7% of total cost of goods sold during the first quarter of 2008 and 93.1% for the first quarter of 2007. Other variable costs included manufacturing labor, maintenance, shipping and handling, and utility expenses. Cost of goods sold excluding raw material costs as a percentage of cost of good sold was 13.7% for the quarter ended March 2008 and was 6.9% for the first quarter of 2007. The major change in cost of goods sold excluding raw materials, occurred in labor and overhead. As a percentage of net sales, manufacturing labor increased by 3.5% and manufacturing overhead increased by 7.6% comparing the quarter ending March 2007 and the quarter that ended with March 2008. The increase is reflective of the higher labor and overhead costs in Fayetteville and Telford.

Suppliers

We also significantly diversified our sources of supply. In Dalian, we have historically relied on two key suppliers for the procurement of copper strip and aluminum. These two suppliers combined to account for approximately 58.8% of our total raw material purchases during the quarter ended March 31, 2007. Our two largest suppliers accounted for 34.3% of our raw material purchases during the first quarter of 2008.

The following table sets forth our ten largest raw material suppliers for quarter ended March 31, 2008. (Purchases exceeded the amount of raw material actually used during the period.)

	Quarter 3/31/2008		Quarter 3/31/2007
Top Ten Raw Material Suppliers	Amount of Purchases	% of Total Purchases	Amount of Purchases	% of Total Purchases
Dalian---Copper	10,968,287	24.0%	2,693,456	11.36%
Dalian--Aluminum	4,701,631	10.3%	897,933	3.79%
Dalian---Copper	4,247,954	9.3%	386,263	1.63%
Dalian--Aluminum	4,050,891	8.9%	502,101	2.12%
Dalian--Aluminum	3,717,659	8.1%	4,667,660	19.69%
Fayetteville---Copper	3,121,751	6.8%	N/A	0.0%
Fayetteville---Copper	2,842,733	6.2%	N/A	0.0%
Fayetteville---Copper	2,134,365	4.7%	N/A	0.0%
Fayetteville--Aluminum	2,040,077	4.5%	N/A	0.0%
Fayetteville--Aluminum	1,760,940	3.8%	N/A	0.0%

Gross margin

Gross profit was $14.7 million for the first quarter of 2008 compared to $7.7 million for the same quarter in 2007. As a percentage of net sales, gross profit decreased from 36.4% to 27.3%. This was primarily driven by the inclusion of sales from Fayetteville and Telford during the most recent quarter. Both have historical margins that have been below the level enjoyed by Dalian. The Fayetteville and Telford operations are succeeding in increasing margins through an improved pricing methodology, moving away for products with little or no margins and through utilizing better sales techniques. Higher raw material costs typically increase the selling price and reduce the percentage of gross margin but not the dollar amount of margin. We pass increases in raw material costs to our customers rather than the percentage changes in our raw material costs. Therefore, when raw material cost increases are passed through to our customers, the sales price will increase and the net margin as a percentage of net sales will decline. However, the dollar amount of gross margin remains stable.

Quarter Ended	31-Mar-08	31-Mar-07
Net Sales	$54,009,027	$21,137,917

Cost of Goods sold	$39,275,340	$13,452,737

Gross Margin	$14,733,687	$7,685,180

Gross Margin as % of Net Sales	27.3%	36.4%

We establish prices for our products based on market factors and our cost to produce our products. Typically, we set a base price for our products for our customers with an understanding that as prices of raw materials change, primarily for copper but also for aluminum and steel, we will pass the change through to our customers. Therefore, when prices of raw materials increase, our prices to our customers increase and the amount of our total net sales increases while the dollar amount of our gross margin remains relatively stable. Timing differences will cause some slight variations. Passing the costs of fluctuating raw material costs to our customers allows us to maintain the amount of our gross margin.

The above chart demonstrates how changes in the 2007 Comex monthly average copper and aluminum prices changed from approximately $3.89 at month one to a high of $4.82 in month four and then trended generally down during the remainder of the year. In this example, we have a gross margin per pound of $1.00 for illustrative purposes. Passing the changing costs through to our customers allows us to maintain a level amount of dollar gross margin. Considering gross margin as a percentage of net sales can be misleading when raw materials costs are increasing even though the dollar amount of gross margin remains the same. Although the gross margin would have declined from 20% to 17% in our example, the dollar amount of gross margin and resulting net income flowing to earnings per share remained the same.

Further, the demand for most of our products is affected by the price ratio between copper and either aluminum or steel. Over the last twelve quarters, the spot price of copper has escalated rapidly and has been subject to significant volatility. The ratio of average quarterly spot prices per ton of copper to aluminum for COMEX, LME and Shanghai Yangtze of China for the periods indicated is summarized as follows:

	1Q'07	2Q'07	3Q'07	4Q'07	1Q'08
Comex	2.19	2.78	3.08	2.93	3.53
LME	2.12	2.88	3.03	2.94	3.54
Yangtze	3.15	3.24	3.32	3.41	3.69

Selling Expenses

	31-Mar-08	31-Mar-07	Change
Sales costs	792,911	175,194	352.6%

Percentage of Net Sales	1.47%	0.83%	77.1%

Selling expenses, which principally include sales related staff salary and benefits, travel expenses, and sales commissions, were $792,911 or 1.5% of net sales in for the first quarter of 2008, compared to $175,194 or 0.8% of net sales for the first quarter of 2007. As a percentage of net sales, selling expenses increased $616,926 or 77.0% for the first quarter of 2008 compared to the same quarter of 2007. The increase is attributable to additional sales staff to service ongoing demand for our products in PRC as well as the addition of the sales forces in Fayetteville and Telford.

General and Administrative Expenses

	31-Mar-08	31-Mar-07	Change
Total G&A Expense	$5,054,183	$1,441,002	$250.7%
Percentage of Net Sales	$9.364%	$6.82%	$37.3%

General and administrative expenses, as a percentage of net sales, increased to 9.4% during the first quarter of 2008, compared to 6.82% during the first quarter of 2007. The increase was primarily due to increased costs associated with expanding our staff in Dalian to accommodate the increasing demand for our products and the inclusion of operating expenses from Fayetteville and Telford for the 2008 quarter. Professional services were a major category increased by $1.2 million over the first quarter of 2007. The majority of the increase was related to legal cost resulting from litigation and audit expenses related to additional corporate entities within Fushi. .We expect our general and administrative to remain relatively stable as measured by a percentage of net sales over the remainder of the current year even as we incur some additional integration costs.

Interest Expense

Interest expense decreased by $160,007or 12.5% for the quarter ended March 31, 2008 compared to the same quarter of 2007. The reduction is largely the result of the exercise of $15 million of outstanding convertible notes in January 2008.

Taxation

U.S. income tax

Fushi Copperweld, Inc. (formerly Fushi International, Inc.) is a company incorporated in the State of Nevada, Fushi Holdings is a company incorporated in the State of Delaware, Copperweld Bimetallics, LLC is chartered in the State of Delaware and Copperweld Bimetallics UK, Ltd., is registered in the United Kingdom. Prior to the acquisition of Copperweld, we conducted substantially all our operations through our PRC operating subsidiaries. With the acquisition of Copperweld, we have a manufacturing facility and administrative offices located in Fayetteville, Tennessee, USA and in Telford, England, UK. We are subject taxation on our net taxable income in the PRC, the US and the UK. We did not provide for United States income tax liability during the first quarter of 2008 because we have sufficient tax loss carry forwards to offset any taxable income earned during the quarter. We have a tax loss carry forward asset arising from tax losses because Fushi had US expenses during prior periods but its revenue produced in PRC was not considered taxable income. No provision for US income tax was accrued on the earnings of our non-US operations because the earnings generated from our non-U.S. operating companies are generally subject to United States taxation only when such earnings are repatriated to the United States. Additionally, we believe that we will not generate any significant amount of US income tax liability under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

P.R.C. enterprise income tax

During the first quarter of 2008, our PRC chartered subsidiaries continue to produce taxable income for PRC tax purposes. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, “Foreign Invested Enterprises”, or FIEs, established in the PRC are generally subject to an “Enterprise Income Tax”, or EIT, rate of 33%. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an EIT.

Effective January 1, 2008, the new EIT Law in PRC imposed a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions. But the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. Any increase in our effective tax rate as a result of the above may adversely affect our operating results

Fushi International (Dalian) (“FID”), a wholly owned subsidiary of Fushi Holdings, Inc., was incorporated in the PRC as an FIE and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. FID has located its factories in a special economic region in Dalian and is granted certain preferential treatments including a corporate income tax rate of 24%. In September 2005, FID was approved as a wholly foreign owned enterprise. This economic region allowed FID a two-year income tax exemption for the years ended December 31, 2006 and 2007, and a 50% income tax reduction for the following three years ended December 31, 2008, 2009, and 2010.

A provision for PRC income taxes was made during the quarter ended March 31, 2008 in the amount of $1,267,438. No provision was made for the quarter ended March 31, 2007.

Net Income

Net income increased to approximately $7.6 million, for the quarter ended March 31, 2008, from approximately $5.0 million for the quarter ended March 31, 2007representing an increase of $2.6 million or 52.2%. Net income for the current quarter was 14% of net sales compared to 23.5% for the same quarter for the prior year. The decline in net margin quarter over quarter is the results primarily from higher general and administrative costs and increased cost of goods sold from Fayetteville and Telford.

Basic and diluted earnings per share (EPS) for the quarter ended March 31, 2008 were $0.28 and $0.26, compared to $0.24 and $0.21 for the first quarter last year. The weighted average number of shares outstanding to calculate basic EPS was 27.0 million and 20.5 million for March 31, 2008 and March 31, 2007, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 28.2 million and 23.8 million for the same periods.

Foreign Currency Translation Gains

The value of the USD versus the RMB continued to decline during the first quarter of 2008. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $7.9 million for the first quarter of 2008 compared to a gain of $902,861 for the same quarter last year. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.

Prior to acquiring Copperweld, materially all of our revenues and a majority of our expenses were denominated in RMB Yuan. For our operations in the PRC, the income statement accounts were translated at 1 RMB Yuan to 0.13977 USD and balance sheet amounts with the exception of equity at March 31, 2008 were translated at 1 RMB Yuan to 0.14280 USD.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At March 31, 2008, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital or capital expenditure requirements for our locations outside the PRC.

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

In summary, our cash flows were:

	March 31, 2008	March 31, 2007
Net cash provided by operating activities	$(16,300,888)	$2,191,854
Net cash used in investing activities	469,117	(7,800,571)
Net cash provided by financing activities	11,047,570	57,396,366
Effect of exchange rate on cash and cash equivalents	3,450,059	505,130
Cash and cash equivalents at beginning of period	79,914,758	20,493,551
Cash and cash equivalents at end of period	$78,580,616	$72,786,330

For the three months ended March 31, 2008, net cash provided by operating activities was a deficit of $16.3 million. This was primarily attributable to increases of $13.7 million in inventories, $7.3 million in accounts receivable, $7.0 million in advances to suppliers and $2.2 million in other payable and accrued liabilities. These reductions were offset to some degree by earnings of $7.6 million, decreases in accounts payable of $6.3 million and an adjustment for depreciation of $1.4 million.

For the three months ended March 31, 2008, net cash used in investing activities was $469,117, and was primarily attributable to proceeds of $3.0 million received from selling the marketable securities, reduced by purchases and advance payments for purchases for equipment of approximately $3.3 million.

For the three months ended March 31, 2008, net cash provided by financing activities was $11.0 million, which was primarily attributable to $16.9 million in bank loans and an increase in our revolving line of credit of $2.7 million. Net cash provided from financing activities amounting to $16.9 million was reduced by repayments on bank loans of $5.8 million and change in the restricted cash 2.8 million.

At March 31, 2008, our cash balance was $78.6 million compared to $79.9 million at December 31, 2007.

In future periods, as we proceed with integration of the Copperweld acquisition, we believe we can realize significant savings on capital expenditures by moving under utilized equipment to locations with a need for that equipment. We anticipate that our working capital requirements may increase as a result of the expanded scale of the combined business, continued increases in sales, potential increases in the price of copper, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. There can be no assurance that such finding will be available when needed, or, if available, that it will be available on terms acceptable to the Company.

On January 24, 2007, we and Citadel Equity Fund Ltd. ("Citadel") entered a Notes Purchase Agreement (the “Notes Purchase Agreement”). Pursuant to the terms of the Notes Purchase Agreement, the Company offered and sold and Citadel purchased (a) $40,000,000 of the Company’s Guaranteed Senior Secured Floating Rate Notes due 2012 (the “HY Notes”) and (b) $20,000,000 of the Company’s 3.0% Senior Secured Convertible Notes due 2012 (the “Convertible Notes” and collectively with the HY Notes, the "Notes"). The details of the indentures are available in the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2007. The Convertible Notes allow the holder to convert the debt to common stock at a conversion rate of $7.00 for each share. On January 8, 2008, Citadel converted $15.0 million in debt to 2,141,857 shares of our common stock.

On January 16, 2008, Copperweld, Copperweld Bimetallics International Holdings, LLC (“International Company”), International Manufacturing Equipment Suppliers, LLC (“IMES”), all of which are wholly-owned U.S. subsidiaries of the Company (collectively, “Subsidiaries”), entered a Settlement Agreement and a number of ancillary agreements with Tongling Jingda Special Magnet Wire Co., Ltd. (“TJS”) and Tongling Copperweld Bimetallics Co. Ltd. (“JV Company”), both of which are companies organized under the laws of the People’s Republic of China, in order for International Company to withdraw as a joint venture partner in the JV Company, to terminate certain contractual relationships between the JV Company and IMES, and to resolve all disputes that may exist among the Subsidiaries and/or TJS and the JV Company as a result of these transactions.

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

The cost to close the Tongling joint venture totaled $977,519 in addition to the cost of the equipment in paragraph (3) above. A claim was duly filed against an escrow account establish by the Seller at the time we purchased Copperweld. We agreed to settle our claim against the escrow in the amount of $900,000. The remainder of our cost was expensed during the reporting period.

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2007 Annual Report on Form 10-K Note 2 in the Notes to the Consolidated Financial Statements.

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

We are primarily exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2008 and did not employ any commodity price derivatives during the quarter ended March 31, 2008.

Foreign Exchange Risk

While our reporting currency is the US dollar, a substantial percentage of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between US Dollar and RMB. If the RMB depreciates against the US Dollar, the value of our RMB revenues and assets as expressed in our US Dollar financial statements will decline.

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

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We recognized a foreign currency translation adjustment of approximately $7.9 million for the quarter ended March 31, 2008.

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

The fair value of the Swap is determined on an annual basis with the assistance of third party provided calculations which reflect the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. For the fiscal year ended December 31, 2007, changes in fair value of the Swap designated and effective as cash flow hedge resulted in an increase in the liability and a loss to other comprehensive income of $8.5 million, net of taxes. For the period ended March 31, 2008, the Swap resulted in a liability of $13,624,876 and a loss to other comprehensive income of $5,109,480, net of taxes. On January 24, 2008, the most recent interest payment date, the Company received cash in the amount of $738,376 from MLCS, which was recorded as a gain from derivative transactions. As of March 31, 2008, the Company had cross currency hedge receivable amounting to $136,962. For the quarter ended March 31, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

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

The Company also has outstanding senior convertible notes that may be converted into the Company’s common stock. On January 8, 2008, the convertible notes holder elected to convert $15.0 million of the $20 million convertible notes into common shares. If the $5 million Convertible Notes outstanding as of March 31, 2008 are not converted at maturity, January 24, 2012, the Company will have to repay the principle of $5 million and an additional redemption cost of $5,305,158.

Under SFAS 157, the Company used Level 2 inputs for its valuation methodology for the $40 million HY note and $5 million convertible notes payable and outstanding, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close. The estimated fair value of the Company’s outstanding HY notes and convertible notes was $39.6 million at March 31, 2008.

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

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have not seen any major customer’s accounts receivable go uncollected beyond 90 days or experienced any material write-off of accounts receivable in the past.

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

PART II

Item 6. Exhibits

(a) Exhibits

10.1  - Settlement Agreement among Copperweld, Copperweld Bimetallics International Holdings, LLC , International Manufacturing Equipment Suppliers, LLC, Tongling Jingda Special Magnet Wire Co., Ltd. and Tongling Copperweld Bimetallics Co. Ltd. Dated January 18, 2008.

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

FUSHI COPPERWELD, INC.

Date: May 14, 2008	BY:	/s/ Wenbing Chris Wang
Wenbing Chris Wang
President and Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1
Settlement Agreement among Copperweld, Copperweld Bimetallics International Holdings, LLC , International Manufacturing Equipment Suppliers, LLC, Tongling Jingda Special Magnet Wire Co., Ltd. and Tongling Copperweld Bimetallics Co. Ltd. Dated January 18, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.