Form 10-Q
period 2008-06-30
Fushi Copperweld, Inc.
filed 2008-08-13
CIK 710846

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2008.

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑
(Do not check if a smaller reporting company) Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares outstanding at June 30, 2008 was 27,459,012.

FUSHI COPPERWELD, INC.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	Unaudited
A S S E T S
CURRENT ASSETS:
Cash	$66,861,079	$79,914,758
Marketable Securities	-	2,977,699
Restricted cash	1,000,000	1,000,000
Accounts receivable, trade, net of allowance of bad debt $517,453 and $135,418 as of June 30, 2008 and December 31, 2007	43,896,897	23,611,186
Inventories	25,846,519	12,308,295
Notes receivables	533,220	816,905
Other receivables and prepaid expenses	592,207	997,979
Advances to suppliers	5,489,653	2,341,839
Cross currency hedge receivable	322,983	706,170
Total current assets	144,542,558	124,674,831

PLANT AND EQUIPMENT, net	105,470,718	87,228,600

OTHER ASSETS:
Advances to suppliers, noncurrent	19,016,466	18,204,775
Prepaid land use right	-	4,559,760
Intangible asset, net of accumulated amortization	12,589,160	5,832,721
Deferred loan expense, net	3,862,624	3,115,930
Deferred tax assets	4,040,895	2,852,000
Total other assets	39,509,145	34,565,186

Total assets	$289,522,421	$246,468,617

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Accounts payable, trade	$10,465,124	$3,028,823
Notes payable, current	60,022	-
Revolver line	8,894,855	7,168,524
Short term bank loans	17,494,800	5,703,360
Current portion of long term debts	-	10,968,000
Other payables and accrued liabilities	4,612,821	5,791,597
Customer deposits	658,517	-
Taxes payable	2,871,605	1,005,259
Total current liabilities	45,057,744	33,665,563

LONG TERM LIABILITIES:
Notes payable, noncurrent	45,000,000	60,000,000
Fair value of derivative instrument	9,246,901	8,515,396

Total liabilities	99,304,645	102,180,959

COMMITMENTS AND CONTINGENCIES	7,197,794	-

SHAREHOLDERS' EQUITY:
Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock,$0.006 par value, 100,000,000 shares authorized, June 30, 2008: 27,459,012 shares issued and 27,359,012 outstanding December 31, 2007: 25,311,304 shares issued and 25,211,304 outstanding	164,154	151,268
Restricted common stock in escrow	600	600
Additional paid in capital	90,079,011	77,665,064
Statutory reserves	8,321,726	8,321,726
Retained earnings	68,984,413	54,133,070
Accumulated other comprehensive income	15,470,078	4,015,930
Total shareholders' equity	183,019,982	144,287,658

Total liabilities and shareholders' equity	$289,522,421	$246,468,617

The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

REVENUES	$62,536,129	$26,085,908	$116,545,156	$47,223,825

COST OF GOODS SOLD	45,789,522	16,433,794	85,064,862	29,886,532

GROSS PROFIT	16,746,607	9,652,114	31,480,294	17,337,293

OPERATING EXPENSE
Selling expenses	1,258,050	193,916	2,050,961	369,110
General and administrative expenses	3,521,466	1,849,067	7,917,245	3,140,480
Total operating expense	4,779,516	2,042,983	9,968,206	3,509,590

INCOME FROM OPERATIONS	11,967,091	7,609,131	21,512,088	13,827,703

OTHER INCOME (EXPENSE)
Interest income	192,458	318,244	352,821	509,454
Interest expense	(3,805,067)	(1,845,550)	(5,585,536)	(3,277,211)
Gain on derivative instrument	186,022	802,523	355,190	802,523
Other income	(6,868)	112,506	34,705	174,616
Other expense	(46,007)	(14,195)	(142,707)	(79,694)
Total other expense, net	(3,479,462)	(626,472)	(4,985,527)	(1,870,312)

INCOME BEFORE INCOME TAXES	8,487,629	6,982,659	16,526,561	11,957,391

PROVISION OF INCOME TAXES	1,206,783	-	1,675,218	-

NET INCOME	7,280,846	6,982,659	14,851,343	11,957,391

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	-	-	22,301	-
Foreign currency translation adjustment	4,308,352	2,113,689	12,163,352	3,016,550
Change in fair value of derivative instrument	4,377,975	(872,519)	(731,505)	(871,519)

COMPREHENSIVE INCOME	$15,967,173	$8,223,829	$26,305,491	$14,102,422

EARNINGS PER SHARE:
Basic	$0.27	$0.32	$0.55	$0.57
Diluted	$0.25	$0.28	$0.51	$0.49

WEIGHTED AVERAGE NUMBER OF SHARES
Basic	27,354,215	21,487,056	27,201,127	21,116,447
Diluted	28,732,109	25,192,643	28,690,851	24,667,346

The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,851,343	$11,957,391
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation	3,026,421	936,956
Amortization of intangibles	158,651	115,590
Amortization of loan commission	2,253,306	329,096
Amortization of stock option compensation	914,083	645,158
Interest penalty	710,544
Gain on derivative instrument	(355,189)	(802,523)
Investment loss on marketable securities	16,158	-
Bad debt expense	379,581	-
Reserve for obsolete inventory	185,749	-
Change in operating assets and liabilities:
Accounts receivable	(19,191,506)	(2,242,709)
Inventories	(13,000,865)	(2,082,422)
Other receivables and prepayments	549,790	(907,670)
Notes receivables	320,603	(173,811)
Advance to suppliers	(2,697,002)	(2,002,283)
Deferred tax assets	(1,188,895)	-
Accounts payable	7,347,146	(335,966)
Other payables and accrued liabilities	(1,260,185)	2,246,676
Customer deposits	621,290	(537,320)
Taxes payable	1,779,587	(814,918)
Net cash (used in) provided by operating activities	(4,579,390)	6,331,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	2,983,842	-
Proceeds from derivative instrument	738,376	-
Purchase of land use right	(1,687,468)	-
Purchase of property and equipment	(13,600,999)	(6,453,915)
Advances for equipment purchases	(3,148,802)	(5,698,131)
Net cash used in investing activities	(14,715,051)	(12,152,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	-	557,520
Payments to shareholders	-	(4,004,253)
Borrowings for revolver line	1,763,772	-
Proceeds from bank loans	16,908,000	11,546,600
Payments on bank loans	(17,268,032)	(12,628,669)
Net proceeds from convertible notes	-	56,400,000
Proceeds from exercise of stock warrants	-	6,793,969
Net cash provided by financing activities	1,403,740	58,665,167

EFFECT OF EXCHANGE RATE ON CASH	4,837,022	1,867,519

(DECREASE) INCREASE IN CASH	(13,053,679)	54,711,885

CASH, beginning of period	79,914,758	20,493,551

CASH, end of period	$66,861,079	$75,205,436

The accompany notes are an integral part of this statement.

Note 1 - Organization

Fushi Copperweld, Inc. (formerly Fushi International, Inc.) was incorporated under the name of M, Inc. in the state of Nevada on October 6, 1982. The name was changed to Parallel Technologies, Inc. (“Parallel”) on June 3, 1991 and changed to Fushi International, Inc. (“Fushi International”) on January 30, 2006. Effective January 15, 2008, Fushi International changed its name to Fushi Copperweld, Inc. (“Fushi”).

On October 29, 2007, Fushi International acquired Copperweld Bimetallics Holdings, LLC, a North Carolina limited liability company and the holder of the partnership interest in Copperweld Bimetallics, LLC, (“Copperweld”) a limited liability company registered in the state of Delaware and the parent of Copperweld Bimetallics UK, Ltd., a private  company registered in the United Kingdom and Copperweld International Holdings, LLC a North Carolina limited liability company. Copperweld is a bimetallic administrative, sales and manufacturing operation headquartered in Fayetteville, Tennessee. Copperweld Bimetallics UK, Ltd. (Copperweld UK) is a manufacturing, distribution and customer service facility located in Telford, England. Copperweld International Holdings, LLC is a non-operating company that held partnership interests in a company located in Tongling, PRC at December 31, 2007. Those interests were liquidated in an agreement entered into by Copperweld and its subsidiaries, affiliates and International Manufacturing Equipment Sales, Inc. on January 16, 2008. Additionally, Fushi acquired International Manufacturing Equipment Sales, LLC, a shell company that was, at the time of purchase, a non-affiliated but commonly owned Limited Liability Company.

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

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs which totaled $1,054,515 and $272,019 for the six months ended June 30, 2008 and June 30, 2007, respectively, and $600,664 and $128,592 for the three months ended June 30, 2008 and June 30, 2007, respectively.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of Fushi Copperweld and its US subsidiary is the US dollar. The functional currency of Fushi International (Dalian) and Dalian Fushi is Renminbi (RMB). The functional currency of Copperweld UK is the British Pound.

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the statement of operations items and cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

 Accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $15,470,078 and $4,015,930 as of June 30, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at June 30, 2008 were translated at 6.859 RMB and 0.502 GBP to $1.00 USD. The average translation rates applied to income and cash flow statement amounts for the three months ended June 30, 2008 and March 31, 2008 were 6.958 RMB and 0.507 GBP to $1.00 USD and 7.155 RMB and 0.506 GBP to $1.00 USD respectively.

 Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the UK and the US.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC and in banks located in the United Kingdom are not covered by insurance. As of June 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $66,601,492 and $83,871,892, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Additional product sales information

The Company has expanded its geographic sales area from the Chinese domestic market to the international market. The following chart shows that the PRC market remains the largest single market for the Company while approximately 31.5% sales were spread across international markets during the first two quarters of 2008 and 2.7% during the first two quarters of 2007, respectively.

	June 30, 2008	June 30, 2007
Country	(Unaudited)	(Unaudited)
China	$79,859,350	$45,938,181
USA	25,944,828	-
Europe	5,871,508	-
Other countries	4,869,470	1,285,644
Total sales	$116,545,156	$47,223,825

Major customers and suppliers

Five major customers accounted for 21% and 31% of the net sales for the six months ended June 30, 2008 and 2007, respectively. Total receivable balance due from these customers at June 30, 2008 and June 30, 2007 amounted to $6,821,812 and $3,159,065, respectively.

Five major suppliers provided approximately 64% and 93% of the Company’s purchases of raw materials for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, our accounts payable to these suppliers were $4,761,747, all of which was current. As of June 30, 2007, we owed the top five suppliers $2,821,935.

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. As of June 30, 2008 and December 31, 2007, management concluded its allowance for bad debts in the amount of $517,453 and $135,418, respectively was sufficient.

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

The Company reviews its inventory regularly for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of June 30, 2008, the Company determined its allowance for obsolete inventory in the amount of $249,343 was sufficient.

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

At the inception of the transaction, the Company documented the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. As of June 30, 2008, the fair value of the derivative instrument amounted to $9,246,901.

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

During 2007, the Company issued 3% secured convertible debentures in a face amount of $20,000,000 which are due in 2012 from issuance of common stock. The notes qualify as conventional convertible debt and thus the embedded conversion feature was not separated from the host instrument. Also during 2007, the Company borrowed $40,000,000 in the form of a debenture note with floating rate.

As of June 30, 2008, the outstanding principal amounted to $45,000,000. The Company used Level 2 inputs for its valuation methodology for the notes payable, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close.

As of June 30, 2008, the Company had a $9.2 million derivative instrument. Management obtains fair value of the derivative instrument from a financial institution using Level 3 inputs since there is no observable market price. For the six months ended June 30, 2008, the Company recorded a $731,505 change in the fair value of the derivative instrument as other comprehensive loss, for the three months ended June 30, 2008, the Company recorded a $4,377,975 change in the fair value of the derivative instrument as other comprehensive gain.

	Carrying As of June 30 2008	Fair Value Measurements at June 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Notes payable	$45,000,000		$39,643,633
Derivative Instrument	$9,246,901			$9,246,901

Stock-Based Compensation

The Company records and reports stock-based compensation under Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined in accordance with SFAS 123R and the Emerging Issues Task Force consensus Issue No. 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. The Company added production equipment during the first two quarters of 2008 and the interest capitalized for the six months ended June 30, 2008 and 2007 amounted to $62,812 and $157,528, respectively.

The Company evaluates the carrying value of long-lived assets in accordance with SFAS 144 each reporting period. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2008, there were no impairments of its long-lived assets.

Intangible assets

Intangible assets consist of land use rights and patents. Land in the People’s Republic of China is government owned and cannot be sold. However, the government grants “land use rights”. The Company amortizes land use rights on a straight line basis over the 50 year life and patents over 7-15 years.

The Company evaluates intangible assets for impairment, at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of June 30, 2008, there was no impairment of intangible assets.

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

Research and development costs are recorded in general and administrative expenses. Research and development costs were $155,040 and $57,271 for the six months ended June 30, 2008 and 2007, respectively and $73,707 and $22,306 for the three months ended June 30, 2008 and 2007, respectively.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of June 30, 2008, the deferred tax assets amounted to $4,040,895 generated from the accumulated net operating loss of US operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

In June 2008, FASB issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF No. 08-4”)”. The objective of EITF No.08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF No. 07-5 on the accounting for the convertible notes and related warrants transactions.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Accounts receivable

Accounts receivable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Trade Accounts Receivable	$44,414,350	$23,746,604
Allowance for bad debts	(517,453)	(135,418)
Trade Accounts Receivable, Net	$43,896,897	$23,611,186

The following table consists of allowance for doubtful accounts at June 30, 2008 and December 31, 2007.

Allowance for doubtful accounts at December 31, 2007	$135,418
Additional reserves	379,581
Accounts receivable write off	(9,426)
Effect of foreign currency translation	11,880
Allowance for doubtful accounts at June 30, 2008	$517,453

Note 4 - Inventories

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$18,036,274	$5,965,306
Work in process	3,154,471	2,260,015
Finished goods	4,892,075	4,120,559
Packaging materials	13,042	7,984
Low cost consumables	-	18,025
Totals	26,095,862	12,371,889
Less allowance for obsolete inventory	(249,343)	(63,594)
Totals	$25,846,519	$12,308,295

The following table consists of allowance for obsolete inventory at June 30, 2008 and December 31, 2007.

Allowance for obsolete inventory at December 31, 2007	$63,594
Additional reserves	185,749
Allowance for obsolete inventory at June 30, 2008	$249,343

Note 5 - Plant and equipment

Plant and equipment at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	34,778,064	32,846,156
Transportation equipment	4,116,956	3,193,995
Machinery and equipment	36,973,783	24,111,971
Office Furniture	1,033,050	833,474
Construction in progress	42,787,396	36,880,809
Totals	119,789,975	97,967,131
Less accumulated depreciation	(14,319,257)	(10,738,531)
Totals	$105,470,718	$87,228,600

Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $3,026,421 and $936,956, respectively. and for the three months ended June 30, 2008 and 2007 amounted to $1,622,379 and $635,360, respectively.

Capitalized interest for construction projects was $62,812 for the six months ended June 30, 2008 and $285,689 for the year ended December 31, 2007, respectively.

Note 6 - Advances to suppliers

Advances on purchases are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Advances for inventories - current	$5,489,653	$2,341,839
Advances for equipment - non current	19,016,466	18,204,775
Total advances to suppliers	$24,506,119	$20,546,614

Note 7 - Intangible assets

Intangible assets consist of loan closing cost, land use rights and patents. Intangible assets at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Patents	$1,746,616	$1,652,938
Land use rights	12,400,752	5,492,089
Total:	14,147,368	7,145,027
Less: accumulated amortization	(1,558,208)	(1,312,306)
Intangible assets, net	$12,589,160	$5,832,721

Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $158,651 and $115,590, and for the three months ended June 30, 2008 and 2007 amounted to $96,374 and $58,107, respectively.

Note 8 - Taxes Payable and Deferred Tax Asset

Taxes payable at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Income Tax	$1,610,617	$-
VAT Benefit or Payable	1,054,110	856,482
Others	206,878	148,777
Total taxes payable	$2,871,605	$1,005,259

Income Tax

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

The Company’s wholly owned subsidiary, Fushi International (Dalian), is a foreign limited liability company and is located in the old town of an inshore open city. Under the former Income Tax Laws of PRC, the Company qualified to use 24% income tax rate and has a full income tax exemption for the years ended December 2006 and 2007 and a 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. Under the new EIT law effected in 2008, the company continues to enjoy the former preferential tax rate until it expires in December 2010. So, the applicable corporate income tax rate in 2008 is 12%. The provision for income tax for the six months ended June 30, 2008 and 2007 was $2,844,180 and $0, respectively.

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

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. The provision for income tax for the six months ended June 30, 2008 and 2007 was $19,933 and 0, respectively.

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Provision for China Income Taxes	$2,844,180	$-
Provision for UK Income Taxes	19,933	-
Benefit for US Income Taxes	(1,188,895)	-
Provision for Income Taxes	$1,675,218	$-

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2008:

	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(13.0)	(33.0)
Total provision for income taxes	12.0%	-%

The estimated tax savings from the tax exemptions for the six months ended June 30, 2008, amounted to $3,081,195. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.55 to $0.43 and diluted earnings per share from $0.51 to $0.41.

The estimated tax savings from the tax exemptions for the three months ended June 30, 2008, amounted to $1,708,138. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.27 to $0.20 and diluted earnings per share from $0.25 to $0.19.

The estimated tax savings from the tax exemptions for the six months ended June 30, 2007, amounted to $5,487,380. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.57 to $0.31 and diluted earning per share from $0.49 to $0.27.

The estimated tax savings from the tax exemptions for the three months ended June 30, 2007, amounted to $3,094,230. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.32 to $0.18 and diluted earning per share from $0.28 to $0.16.

Deferred Tax Asset

Fushi, Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld Bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes for the six months ended June 30, 2008 and previous years. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2027. The deferred tax asset amounted to $4,040,895 as of June 30, 2008. Management believes that the realization of the benefits can be used by our US operating subsidiary in future periods because expectations are that Copperweld will have taxable income in future periods.

The deferred tax asset consisted of the following:

Deferred tax asset at December 31,2007	$2,852,000
Additions to deferred tax asset	1,188,895
Deferred tax asset at June 30,2008	$4,040,895

Value Added Tax

VAT on sales and VAT on purchases in Dalian China amounted to $14,005,473 and $10,434,463 for the six months ended June 30, 2008 and $7,841,691 and $5,297,848 for the six months ended June 30, 2007, respectively.

VAT on sales and VAT on purchases in Copperweld UK amounted to $133,722 and $225,936 for the six months ended June 30, 2008.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 9 - Short term bank loans and revolving credit lines

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans at June 30, 2008 and December 31, 2007, consisted of the following:

Name of lender	June 30, 2008	December 31, 2007
	(Unaudited)
Bank of China, Xinghaiwan Branch, due March 28, 2008, annual interest at 7.227% secured by the Company’s land use right and building.	$-	$2,687,160

Bank of China, Xinghaiwan Branch, due February 15, 2008,and was renewed to May 15, 2008 annual interest at 7.029%, secured by the Company’s land use right and building.	-	3,016,200

Guangdong Development bank, Dalian Stadium branch, due February 25, 2009, annual interest at 8.96%,secured by the Company’s land use right and building.	8,747,400	-

Guangdong Development bank, Dalian Stadium branch, due March 9, 2009, annual interest at 8.96%, secured by the Company’s land use right and building.	2,915,800	-

Guangdong Development bank, Dalian Stadium branch, due March 19, 2009, annual interest at 8.96%, secured by the Company’s land use right and building.	1,457,900	-

Guangdong Development bank, Dalian Stadium branch, due March 26, 2009, annual interest at 8.96%, secured by the Company’s land use right and building.	4,373,700	-

Total Short Term Bank Loan	17,494,800	5,703,360

CIT revolving credit line, annual interest at 6.25%, mature in 2010, secured by all present and future account receivables, equipment, inventory and other goods, documents of title, general intangibles, investment property, and real estate.	8,894,855	7,168,524
Total	$26,389,655	$12,871,884

The Company paid off its two short term loans with outstanding balances of $5,703,360, in the first quarter of 2008 and obtained four new short term loans with balances of $17,494,800 at June 30 2008 at annual interest rate of 8.96% which are due in February and March 2009.

Copperweld maintains a revolving line of credit through CIT with a limit of $12.8 million and an outstanding balance of $8,894,855 at June 30, 2008, the Company deposits the proceeds from customers to the line of credit outstanding account on a daily basis. Copperweld UK maintains a revolving line of credit with a limit of approximately $1,539,600 (or ₤750,000) but had no balance outstanding at June 30, 2008. Both lines of credit expire in 2010.

Current portion of long term debt, which represents the loan that was originated May 2003 and due on April 10, 2008 at an annual rate of 5.58%, secured by the Company’s land use right and building, were all paid off on April 29, 2008, total outstanding as of June 30, 2008 and December 31, 2007 amounted to $0 and $10,968,000.

Name of Lender	June 30, 2008	December 31, 2007
	(Unaudited)
ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%,
secured by the Company’s land use right and building	$-	$5,484,000

ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%,
secured by the Company’s land use right and building	-	5,484,000
Total current portion of long term debts	-	$10,968,000

Total interest expense on revolving credit line, short term and long term loans for the six months ended June 30, 2008 and 2007 amounted to $1,059,628 and $693,097, of which capitalized interest for construction projects amounted to $62,812 and $157,528, respectively. Interest for the three months ended June 30, 2008 and 2007 was $565,295 and $352,070, of which $17,364 and $82,010 respectively was capitalized.

Note 10 – Notes payable

Notes payable as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Senior secured convertible notes (“Convertible Notes”) , bearing interest at 3% per annum, maturing on January 24, 2012, convertible to common stock at an initial conversion price of $7.00 per share	$5,000,000	$20,000,000

Guaranteed senior secured floating rate notes (“HY Notes”) maturing on January 24, 2012	40,000,000	40,000,000

Notes payable total	$45,000,000	$60,000,000

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

The HY notes bear interest at LIBOR (approximately 3.11% at June 30, 2008) + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007. The interest on the HY Notes and Convertible notes are payable semi-annually in arrears in January and July. See below for discussion of swap agreement changing variable interest to 8.3% fixed.

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

The indenture, notes purchase agreement and investor rights agreement related to the HY Notes and Convertible Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of its subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, the Company is required to comply with certain financial covenants, including maintenance of a fixed charge coverage ratio of at least 2.0 and maintenance of a leverage ratio not exceeding 5.5. Management believes the Company was in compliance with all of these covenants as of June 30, 2008.

Unless previously redeemed, converted, purchased or cancelled, the Company must repay the Convertible Notes on January 24, 2012. The Convertible Notes may not be prepaid at any time prior to maturity. At maturity, the Company must repay all of the outstanding Convertible Notes plus a premium of 15.00% per annum on the principal amount calculated on a semi-annual basis, plus accrued and unpaid interest on late payment, if any, to reflect a additional 5% per annum interest in excess of the rate of interest then in effect.

As of December 31, 2007, the Company had $20 million Convertible Notes and $40 million HY notes, a total of $60 million long term notes payable outstanding. On January 8, 2008, Citadel converted $15.0 million of the Convertible Notes into 2,142,857 shares of common stock. As of June 30, 2008, the Company had $5 million Convertible Notes and $40 million HY notes, a total of $45,000,000 long term notes payable and outstanding. Deferred commissions on long term notes amounted to $3,713,339 and $2,946,740 as of June 30, 2008 and December 31, 2007. Amortized commission for the six months ended June 30, 2008 and 2007 amounted to $2,233,401 and $ 329,096, respectively. Amortized commission for the three months ended June 30, 2008 and 2007 amounted to $1,574,997 and $ 179,507, respectively. Interest on long term notes for the six months ended June 30, 2008 and 2007 amounted to $1,509,588 and $2,195,907 respectively. Interest for the three months ended June 30, 2008 and 2007 was $917,541 and $1,179,507, respectively. Both amortized commission and interest on long term notes are recorded as interest expense.

The Company cannot estimate the possibility of the conversion of the $5 million Convertible Notes outstanding as of June 30, 2008. If the $5 million Convertible Notes outstanding are not converted at maturity, January 24, 2012, the Company will have to repay the principal of $5 million and an additional redemption cost of $5,305,158.

Note 11 – Derivative instrument

The Company's operations are exposed to a variety of global market risks, including the effect of changing interest rates. This exposure is managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and dose not invest in derivative instruments for speculative purposes.

On April 10, 2007, effective January 24, 2007, the Company entered a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $3,000,000 if the exchange rate for RMB to USD falls below 6.5 and to $5,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge. As of June 30, 2008, the Company has not placed the $1,000,000 deposit with MLCS. However, as discussed in Note 19 and 20, the Company made the deposit of $1,000,000 with MLCS to secure the agreement in July, 2008.

Since its effective date, the fair value of this Swap agreement changed to a payable of $9,246,901 on June 30, 2008, and a payable of $8,515,396 on December 31, 2007, respectively. For the six months ended June 30, 2008 and 2007, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $731,505 and $871,519, respectively, net of taxes,.

The Company had cross currency hedge receivable amounting to $322,983 as of June 30, 2008 and $706,170 as of December 31, 2007, The total gain from derivative transactions for the six months of year 2008 and 2007 was $355,189 and $802,523, respectively. For the six months ended June 30, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness of the swap transaction.

Note 12 – Supplemental disclosure of cash flow information

Total interest paid for the six months ended June 30, 2008 and June 30, 2007 amounted to $ 3,438,440 and $ 536,539, respectively.

Total income tax paid for the six months ended June 30, 2008 and June 30, 2007 amounted to $1,303,257 and $0, respectively.

Convertible notes totaling $15,000,000 were converted into 2,142,857 shares of common stock at $7.00 per share, on January 8, 2008.

Note 13 – Accumulated other comprehensive income

The components of accumulated other comprehensive income are as follows.

Accumulated other comprehensive income:	Amount
Balance, December 31, 2007	$4,015,930
Unrealized loss on marketable securities	22,301
Foreign currency translation gain	12,163,352
Change in fair value of derivative instrument	(731,505)
Balance, June 30, 2008	$15,470,078

Note 14 - Earnings per share

The following is information of net income per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$7,280,846	$6,982,659	$14,851,343	$11,957,391
Add: Interest expense for convertible note	24,887	150,000	52,649	250,000
Deduct: Loan issuance cost	(209,590)	-	(209,590)	-
Net income for diluted earnings per share	$7,096,143	$7,132,659	$14,694,402	$12,207,391

Weighted average shares used in basic computation	27,354,215	21,487,056	27,201,127	21,116,447
Diluted effect of warrants, option and convertible note	1,377,894	3,705,587	1,489,725	3,550,899
Weighted average shares used in diluted computation	28,732,109	25,192,643	28,690,852	24,667,346

Earnings per share
Basic	$0.27	$0.32	$0.55	$0.57
Diluted	$0.25	$0.28	$0.51	$0.49

100,000 shares of common stock held in escrow were excluded from both the basic and diluted earnings per share calculation, since the shares were issued under the Company’s name.

33,750 options granted on October 29, 2007 at an excise price of $20.94 were excluded from the diluted earnings per share calculation due to the anti-diluted effect for the six months ended June 30, 2008.

84,000 options granted on June 25, 2008 at an excise price of $23.25 were excluded from the diluted earnings per share calculation due to the anti-diluted effect for the six months and three months ended June 30, 2008.

50,000 options granted on May 21, 2008 at an excise price of $20.04 were excluded from the diluted earnings per share calculation due to the anti-diluted effect for the six months ended June 30, 2008.

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

(B)	As of June 30, 2008, the Company had outstanding:

(1)	27,459,012 shares of common stock, including 100,000 shares in escrow, par value $0.006.
(2)	Warrants purchasing 376,997 shares of common stock with exercise prices of $3.11 per share, expiring December 2011.
(3)	Warrants purchasing 100,000 shares of common stock with exercise prices of $16.80 per share, expiring November 2011.

(C)	During the first two quarters of 2008, the following activities were recorded:

(1) On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights under the “Convertible Notes” indenture and received 2,142,857 in exchange for $15.0 million in debt with an exchange factor of $7.00 in debt for each share of stock.

The Company has 376,997 warrants exercisable at $3.11 and 100,000 warrants exercisable at $16.80 outstanding as of June 30, 2008.

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Life (years)	Average Exercise Price	Number	Average Remaining Life (years)

$3.11	376,997	3.50	$3.11	376,997	3.50
$16.80	100,000	3.42	$16.80	100,000	3.42

The following is a summary of the warrant activities:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted- Average Exercise Price	Average Remaining Contractual Life
Balance, January 1, 2007	2,480,944	2,480,944	$3.57	5.00 years
Granted	-	-
Forfeited	-	-
Exercised	(304,389)	(304,389)	$3.67
Balance, at June 30, 2007	2,176,555	2,176,555	$3.56	4.50 years
Granted	100,000	100,000	$16.80	4.00 years
Forfeited	-	-	-
Exercised	(1,799,503)	(1,799,503)	$3.66
Balance, at December 31, 2007	477,052	477,052	$5.98	4.00 years
Rounding adjustments	(55)	(55)
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, at June 30, 2008	476,997	476,997	$5.98	3.50 years

Note 16 – Stock based compensation

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

On October 29, 2007, in connection with Mr. John Christopher Finley’s employment as Chief Operating Officer and Mr. James A. Todd’s employment as Financial Controller, the Board of Directors approved a non-qualified stock option grant to Mr. Finley and Mr. Todd in the amounts of 190,000 shares and 135,000 shares of common stock of the Company, respectively, for a service period of two years, vesting over a two (2) year period with 12.5% of the options vesting each quarter for eight (8) quarters. The grants to Mr. Finley and Mr. Todd were pursuant to the Fushi International, Inc. 2007 Stock Incentive Plan.

On November 13, 2007, the Company issued 10,000 options to Mr. Nathan J. Anderson, the Director of Investor Relations. The vesting period is one year.

On January 24, 2008, Mr. Yue Yang resigned as our president and member of the board. As a result, 50,000 options unvested options were forfeited.

On April 10, 2008, the Company issued 17,000 options to Mr. Nathan J. Anderson, the Director of Investor Relations. The vesting period is one year.

On May 21, 2008, the Company issued 50,000 options to Mr. Jack Perkowski, the Director of Board. The vesting period is two years.

On May 29, 2008, we executed a Separation Agreement accepting the resignation of Mr. John Christopher Finey as our chief operating officer. Under the terms of the Separation Agreement, Mr. Finley’s options will continue to vest for six months following the execution fo the agreement. Further, Mr. Finley will have 15 months from the date of execution to exercise his vested options. As a result, total of 95,000 unvested options were forfeited.

In the second quarter of 2008, one other executive resigned, resulting in 41,667 unvested options forfeited.

On June 25, 2008, the Company issued 84,000 options to Copperweld employees. The vesting period is half year.

As of June 30, 2008, options held by executives, directors and employees representing 1,074,333 shares were outstanding, of which, 667,108 were vested.

The fair values of stock options granted to the executives and the independent directors were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Executives	2.0 yrs	50%	0%	1.84% - 4.57%	$2.59 - $5.93
Independent Directors	2.0 yrs	50%	0%	2.41% - 4.57%	$3.64 - $5.89
Employees	0.5 yrs	50%	0%	2.82%	$3.40

-	Volatility: One year historical volatility of our stock is 58%. Adjustment is made based on volatility of industry peers average which is 31%, to arrive at 50% as expected volatility.

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

-
Risk Free Rate: Risk-free interest rate of 1.84% to 4.57% was used. The risk-free interest rate was based on U.S. Treasury yields with a remaining term that corresponded to the expected term of the option calculated on the granted date.

-
Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

The fair value of the stock option granted to the executives was $2.59- $5.93 per share on the date of grant.  The fair value of the stock option granted to the independent directors was $3.64- $5.89 per share on the date of grant. The fair value of the stock option granted to the employees was $3.40 per share on the date of grant.

Stock compensation expense is recognized based on awards expected to vest. There were no estimated forfeitures as the Company has a short history of issuing options. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

As of June 30, 2008, the 790,333 executive options, 200,000 director options and 84,000 employee options issued had fair values of approximately $3,327,738, $838,729 and $345,151 respectively. The Company recognized $914,083 of compensation expenses in general and administrative expenses for the six months ended June 30, 2008.

As of June 30, 2008, the total compensation cost related to stock options not yet recognized was $1,641,746 and will be recognized over the weighted average life of 2 years.

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2007	-	-	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, at June 30, 2007	-	-	-
Granted	1,110,000	$14.3	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2007	1,110,000	$14.3	$12,075,850
Granted	151,000	21.2	-
Forfeited	(186,667)	$16.3	-
Exercised	-	-	-
Balance, June 30, 2008	1,074,333	$15.1	$9,271,494

Following is a summary of the status of options outstanding at June 30, 2008:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	408,333	1.18 years	$12.30	308,333	$12.30
$11.75	150,000	1.14years	$11.75	93,744	$11.75
$13.70	125,000	1.45 years	$13.70	125,000	$13.70
$16.44 - $20.94	230,000	1.58 years	$18.69	108,628	$16.40
$16.36	10,000	0.62 years	$16.36	8,115	$16.36
$23.25	84,000	0.50 years	$23.25	2,222	$23.25
$15.04	17,000	0.78 years	$15.04	3,879	$15.04
$20.04	50,000	0.96 years	$20.04	17,187	$20.04
Total	1,074,333			667,108

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

The transfer to this reserve must be made before distribution of any dividend to shareholders. The company will transfer at year end 10% of the year’s net income determined in accordance with PRC accounting rules and regulations.

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

Note 18 – Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $66,706 and $11,392 in contributions of employment benefits in the six months period ended June 30, 2008 and June 30, 2007, respectively.

US employees are provided a 401(k) plan where in the six months period ended June 30, 2008, employer contributions totaled $70,568.

Copperweld UK operates a defined contribution pension scheme for employees. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The company made $19,656 in contributions of employment benefits.

Note 19 - Commitments and contingencies

As discussed in Note 11, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for RMB to US Dollars drops below certain levels, the Company will be required to deposit up to $5,000,000. As of June 30, 2008, the Company had not deposited the $1,000,000 with MLCS to secure the agreement. However, as discussed in Note 20, the Company made the deposit of $1,000,000 with MLCS to secure the agreement in July, 2008.

On December 11, 2007, Fushi Copperweld, Inc. (the “Company”) received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. against the Company in the United States District Court, District of Connecticut on November 27, 2006.  The Action seeks declaratory judgment concerning the interpretation and enforceability of specific terms of the engagement letter agreement, dated May 27, 2005, by and between Kuhns Brothers, Inc. and the Company, which the Company terminated in September 2006.  The Company believes that the plaintiffs’ claims are without merit and intends to vigorously defend the Action. On October 4, 2007, the Company had signed an escrow agreement with Kuhns Brothers & Co., Inc., the Company had put $1,000,000 restricted cash and 100,000 shares of common stock in escrow. On August 5, 2008, the Company received verdict from the United States District Court that Kuhns is entitled to recover of the Company, $6,487,250 plus $710,543.97, for a total of $7,197,793.97. The Company recorded the court ruling to contingent liability and allocated the amount between equity and expenses accordingly. The Company is in the process of appealing the case.

Note 20 - Subsequent events

As discussed in Note 11, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. The Company made the deposit of $1,000,000 with MLCS to secure the swap agreement in July, 2008.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITIONS.

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

Overview

Since our founding in 2002, we have grown to be the leading manufacturer of bimetallic products in the world. We serve approximately 300 customers in 30 countries from our facilities in Dalian, PRC, Fayetteville, Tennessee and Telford, U.K. Historically, our principal product produced in Dalian has been Copper-Clad Aluminum, or CCA, which combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum. On October 29, 2007, we acquired Copperweld with manufacturing operations in Fayetteville, Tennessee and Telford, U.K. During the second quarter of 2008, Fayetteville shipped our products to 108 customers in 14 countries on four continents, Telford shipped to 47 customers in 12 countries and Dalian shipped to 252 customers in seven countries. The Fayetteville facility produces both CCA and Copper-Clad Steel, or CCS which combines the conductivity of copper with the strength of steel. The Telford facility further processes material produced in Fayetteville. We now produce both CCA and CCS and have a worldwide presence that combines Fushi’s recognition in China with the worldwide recognition of the Copperweld brand.

During the second quarter 2008, in Dalian, we continued development of our bimetallic projects and continued to grow sales of bimetallic wire products to further expand our sales in the utility industry.  CCA flat wire is one of our projects that continues under development and offers greater value than copper wire because of its reduced cost and weight while it maintains conductivity standards required by utility companies.  We believe that the successful installation of equipment (KM line) using Copperweld’s cladding technology to make copper-clad aluminum, which was completed at the onset of second quarter of 2008 will allow us to improve the quality of our bimetallic flat wire and enable us to produce larger diameter flat wire products for the PRC markets.

During second quarter 2008, we further increased sales into the utility market at our Dalian facility through the sales of CCA wire for use in low and medium voltage power cable applications.  CCA wire for use in low and medium voltage power cable is still in the early stages of its development; however, we are working closely with customers and regulatory bodies to gain nationwide approval in the PRC.  We believe that as we further develop and improve this product application, CCA wire for use in power distribution applications will prove to be a viable substitute to copper wire.

We believe that the utility market for bimetallics in the PRC is underdeveloped relative to other markets worldwide and could serve as an area of significant growth for our Dalian facility. Our expectation is based on the response by the two largest power grid operators, State Grid Corporation (SGCC) and China Southern Grid (SGC), to widespread blackouts and power shortages experienced in the PRC between 2002 and 2005. According to strategy laid out by SGCC and SGC for the Eleventh Five Year Plan, they plan to spend RMB 1,200 billion in total transmission and distribution (“T&D”) capital expenditures over a five year time period beginning in 2007. Our CCA products are currently being installed in certain rural areas for low and medium voltage applications and are currently under testing and review by several industry organizations within the PRC.

In Fayetteville, we should have added capacity to deliver stranded ground wire utility products by the end of the third quarter. The sales focus has been directed towards increasing our penetration of the utility market with grounding products that have superior tensile strength, greater resistance to impulses created by lightening strikes and offers reduced costs to the utility companies. Our sales initiatives include joint sales with the agents of major utility suppliers where for the first time, our sales staff will interface directly with the end user utilities providing both a more directed sales opportunity and sales training with the agents.

Normally using 70% less copper than conventional copper wire, but offering materially the same utility and functionality, our CCA products provide a superior value compared to solid copper wire in a wide variety of applications such as distribution lines for telecommunication networks, cables for the wireless industry, automotive and consumer products, video and data applications, electrical power cables, wire components for electronic devices, building wire, as well as other industrial wires. CCS combines the functionality of copper with the strength of steel to provide a higher value, stronger alternative to solid copper for use in coaxial drop cables for cable television, utility applications including ground cables and tracer wire, automotive wiring harnesses and other applications requiring specific levels of conductivity and higher levels of tensile strength. Copperweld CCS is synonymous with copper-clad steel and is registered as Copperweld®. Traditionally the telecom industry has been the primary user of bimetallic products for the combined companies; however, the utility, automotive and consumer goods market sectors are providing strong demand for copper-clad products. Both CCA and CCS products are available in a large variety of sizes, conductivities and strengths for the different applications specified by our customers. CCA and Copperweld® deliver outstanding reliability, performance and value compared to solid copper.

Our products are effectively “engineered composite conductors”. We do not produce commodity products and are not subject to the same pricing effects of pure commodity metals. Our customers purchase and use our products for their physical and/or conductive qualities, which have their respective application advantages, with cost savings being an added incentive. However, the high price of copper over recent years has shifted demand to higher value products such as CCA and CCS. While the pricing volatility of copper is a primary cause of cost variations in our products, changes in raw material costs do not materially affect our earnings per share. Although an increase in the price of copper may serve to reduce our gross margins as a percentage of net sales, a decline in copper prices will increase our gross margin as a percentage of net sales. As is typical in the industry, we pass the cost of price changes in our raw materials to our customers rather than the percentage changes; therefore, the impact on earnings per share from volatile raw material prices is minimal.

The price of copper impacts our operations in two significant ways. First, copper is one of the principal raw materials used in manufacturing our products. Beginning in mid-2005, copper prices began trending upward. The upward trend continued during the first quarter of 2006 until a slight downturn during November and December. The trend for 2007 was similar to the previous year although with an average Comex price of $7,103 per metric ton compared to $6,811 during 2006. During the second quarter of 2008, Comex copper prices averaged $8,380 per ton and remained at high levels compared to the same quarter last year when the average Comex copper price was $7,626 per ton. When the prices of raw materials increase, we pass those increases through to our customers. Conversely, when raw material prices decline, we pass those savings through to our customers as well. The practice of passing changes in raw material costs to our customers is not a perfect hedge against fluctuating prices, but it allows us to protect our net margin as measured by net income or by earnings per share since our sales prices are determined at the time the sales order is received. In Dalian we regularly make advance payments to our suppliers to lock in copper supplies with the side benefit of locking in prices when copper prices are increasing. At June 30, 2008, we had outstanding advances to raw material suppliers of $5.5 million. In Fayetteville, some suppliers of copper cathode require us to pay for the shipments at the cathode stage even though the copper must be further processed which locks in the cost of our future supply. In neither location are we attempting to forecast the cost of copper or other raw materials, nor are we attempting to hedge the changing costs of raw materials.

The second way that the price of copper influences our operations is that our products are used as a viable substitute for solid copper. Historically, when there is a large differential between the price of copper and aluminum, demand for our product increases. When the differential narrows, demand for our product may moderate. However, cost is not the only factor affecting the demand for our copper-clad products. Our expanding markets such as the automotive and utility industries have factors driving their demand for bimetallic products other than cost. Our products have advantages over copper including lower weight, greater strength and lower susceptibility to theft, among other factors. So, while price is a factor, price alone does not drive our business.

The preceding chart reflects the trend in copper based on the Comex Monthly Average Spot Price. The chart shows the general trend to higher copper prices over the prior three years and during the first half of 2008. The 2008 year began at the highest level of the four comparative years and trended higher through April when the average price moved lower. Even though the monthly average spot price declined during May and June, the price of copper remained at historically high levels. For the quarter ended June 30, 2008, the average Comex spot price for copper increased over the same quarter in 2007 by $753 per ton. As a measure of the increasing trend in the price of copper over time, the Comex average price per ton for the second quarter of 2008 increased over the second quarter of 2005 Comex average by $4,559 per ton, an increase of 127.5%. The average price per ton paid for copper including processing costs during the second quarter of 2008 was $8,877 in Dalian and $9,577 in Fayetteville compared to $8,241 and $8,492 for the same quarter in 2007. As discussed previously, we do not attempt to hedge the costs of copper, but rather pass the changes in price through to our customers.

The two other major components in our products are aluminum and steel. The monthly average cost of aluminum for the second quarter of 2008 increased over second quarter 2007 levels by approximately $214.07 per ton but compared to copper, aluminum has been stable. The following chart, based on Comex aluminum spot price, monthly average, shows that the average Comex price for aluminum remained above levels for previous periods included in the chart. During the quarter ended June 30, 2008, the average cost for aluminum purchased by the Dalian facility was $2,350 per ton and $3,725 per ton by Fayetteville. As with copper, we do not attempt to predict future prices for aluminum, but rather cover our risk by passing changes in the costs of aluminum to our customers.

The cost of steel varies by the type steel that is used for the various applications. The average price of Benchmarker Hot Rolled, East US index remained relatively stable over the three years prior to 2008 as shown in the following chart. Steel continues to be the lowest price raw material by weight of our principal metals; however, during 2008 and especially during the second quarter, the average price of steel has increased significantly. Steel used by the Fayetteville facility over the past three years was less than one-half the cost of aluminum and was between one-eighth and one-fifth the cost of copper. The average price paid by Fayetteville for steel increased $369 per ton, from $3,444 per ton paid during the second quarter of 2007 to $3,725 per ton during the second quarter of 2008, a 38.5% increase. We do not project the cost of raw materials but our suppliers believe that steel will remain at higher levels throughout 2008. Our Dalian facility purchased an insignificant amount of steel because we primarily produce CCA in Dalian.

Outlook for the remainder of 2008

With respect to the overall business trend for the remainder of 2008 and forward, we anticipate sales growth to continue to be aggressive and broadly based, principally due to consolidating our marketing and sales operations, the continuing demand for our products in the PRC and the influence of the Copperweld name throughout the world. Demand for our products is affected by both local and global economic conditions. The explosive sales growth in the PRC has slowed as has the housing market in the US. To compensate for changes in demand in market segments our sales and marketing focus is on broadening our customer base. Our research and development and production divisions are improving and developing our products beyond telecom enabling our sales group to broaden its focus to more sectors. We have the resources, technology, working capital and capacity to meet growing market demands. We are now strategically located so that we can serve the world’s demand for bimetallic products.

Results of Operations

Quarter Ended June 30, 2008

The following table shows, for the periods indicated, information derived from our consolidated statement of income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%
Cost of Sales	73.2%	63.0%	73.0%	63.3%
Gross Profit	26.8%	37.0%	27.0%	36.7%

Operating Expenses:
Selling expenses	2.0%	0.7%	1.8%	0.8%
General and administrative expenses	5.6%	7.1%	6.8%	6.7%
Total operating expense	7.6%	7.8%	8.6%	7.4%

Operating Income	19.1%	29.2%	18.5%	29.3%

Interest income	0.3%	1.2%	0.3%	1.1%
Interest expense	(6.1%)	(7.1%)	(4.8%)	(6.9%)
Gain on derivative instrument	0.3%	3.1%	0.3%	1.7%
Other income	0.0%	0.4%	0.0%	0.4%
Other expense	(0.1%)	(0.1%)	(0.1%)	(0.2%)

Total other expense, net	(5.6%)	(2.4%)	(4.3%)	(4.0%)
	0.0%	0.0%	0.0%	0.0%
Income before taxes	13.6%	26.8%	14.2%	25.3%

Provision for income taxes	1.9%	0.0%	1.4%	0.0%

Net Income	11.6%	26.8%	12.7%	25.3%

Other comprehensive income:
Foreign currency translation adjustment	6.9%	8.1%	10.4%	6.4%
Change in fair value of derivative instrument	7.0%	(3.3%)	(0.6%)	(1.8%)

Comprehensive Income	25.5%	31.5%	22.6%	29.9%

Comparison of the Three Months Ended June 30, 2008 and 2007

	Three Months Ended
	June 30,
000s omitted	2008	2007	Change
Sales	$62.5	$26.1	$36.5	139.7%

Sales increased 139.7% over the same quarter one year earlier because of an increase in volume of 2,350 tons sold during the second quarter of 2008 compared to the second quarter of 2007. The increase in volume was driven by internal growth and from the addition of Copperweld during the fourth quarter of 2007. Additionally, the average sales price for CCA increased by $433 per ton and CCS increased by $941 per ton during the second quarter 2008 compared the second quarter 2007.

Gross Margin

	Three Months Ended
	June 30,
	2008	2007	Change
Gross Margin (in millions)	$16.7	$9.7	$7.0	73.5%
As a percent of sales	26.8%	37.0%	(10.2%)	(27.6%)

Gross margin increased $7.0 million or 73.5% quarter over quarter. The gross margin for the second quarter 2008, as a percentage of net sales declined from 37.0% to 26.8% compared to the second quarter of 2007 due primarily to lower margins contributed by the Fayetteville and Telford facilities as well as a decline in gross margin in Dalian. When the cost of raw materials is passed to the customer, gross margin as a percentage of net sales declines.

Selling Expenses

	Three Months Ended
	2008	2007	Change
Selling Expenses (in Millions)	$1.3	$0.2	$1.1	548.8%
Selling Expenses as a % of Net Sales	2.0%	0.7%	1.3%

Selling expense increased by $1.1 million or 548.8% for the quarter ended June 30, 2008 compared to the same quarter of 2007 because of the addition of Copperweld and due to substantially increased shipping costs. Selling expenses increased from 0.7% of net sales for the 2007 quarter to 2.0% of net sales during the second quarter of 2008. During the second quarter of 2008, Dalian accounted for 54.2% of selling costs.

General and Administrative Expenses

	Three Months Ended
	2008	2007	Change
General & Administrative Expense (in millions)	$3.5	$1.8	$1.7	90.4%
G&A as a percentage of Net Sales	5.6%	7.1%	(1.5%)

General and administrative expenses increased by approximately $1.7 million or 90.4% during the second quarter of 2008 compared to the second quarter 2007. As a percentage of net sales, general and administrative expenses declined form 7.1% to 5.6%. The addition of Copperweld and an increase in general and administrative expenses in Dalian to accommodate increased sales account for the increase in the amount of general and administrative expenses. During the quarter, included in general and administrative expenses were non-factory depreciation and amortization of $440,028 and amortization of intangible assets was $158,651.

Interest Expense

	Three Months Ended
	2008	2007	Change
Other income and expense (in millions)
Interest income	$0.19	$0.32	$(0.13)	(39.5%)
Interest expense	$(3.81)	$(1.85)	$1.96	106.2%
Net interest expense	$(3.62)	$(1.53)	$2.09	136.5%
Net Interest expense as a % of Net Sales	5.8%	5.9%

Net interest expense increased substantially during the second quarter of 2008 compared to the second quarter of 2007 largely the result of interest accrued and amortization of costs relating to commission on debt issues resulting from the Kuhns’ verdict (See Part II, Item 1) in the amount of $2.1 million. Net interest expense increased $2.09 million or 136.5% over the same three month period in the previous year. As a percentage of net sales, net interest expense decreased from 5.9% for the second quarter of 2007 to 5.8% during the second quarter of 2008. The Kuhns charges allocated to interest expense amounted to 3.4% of net sales for the second quarter of 2008. In future periods, the quarterly amortization of costs relating to commissions on debt issues awarded to Kuhns will be $112,500 until maturity of the debt.

Net Income

	Three months ended June 30,
	2008	2007	Change
(in millions)	Unaudited	Unaudited	Amount	Percentage
Net income before taxes	$8.49	$6.98	$1.50	21.6%
Provision for income taxes	$1.21	$-	$1.21	100.0%
Net income	$7.28	$6.98	$0.30	4.3%
Net Income as a % of Net Sales	11.6%	26.8%

Net income for the three month period ending June 30, 2008 was $7.28 million compared to $7.0 million for the comparable period in 2007, an increase of approximately $300,000 or 4.3%. Net income as a percentage of net sales declined from 26.8% for the prior period to 11.6% because of interest and amortization expenses of approximately $2.1 million related to the Kuhns’ verdict and, as in more fully described in the section “Taxation” below, we became liable for PRC income taxes on our Dalian operation during 2008 and because of the lower gross margins from Fayetteville, Telford and Dalian operations during the period.

	Three months ended June 30,
	2008	2007
	Unaudited	Unaudited
Net Income	$7.28	$6.98
Basic Weighted Average Number of Shares	27,354,215	21,487,056
Net Income per Share–Basic	$0.27	$0.32
Diluted Weigheted Average Number	28,732,109	25,192,643
Net Income per Share–Diluted	$0.25	$0.28
Pro Forma without Kuhns Verdict:
Net Income per Share–Basic	$0.34
Net Income per Share–Diluted	$0.33

Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2008 were $0.27 and $0.25, compared to $0.32 and $0.28 for the second quarter last year. On a pro forma basis, excluding the Kuhns verdict, net income would amount to $9.4 million and the diluted EPS would increase to $0.33.

Six Months Ended June 30, 2008 and 2007

Net Sales

	Six Months Ended
	June 30,
(in millions)	2008	2007	Change
Sales	$116.5	$47.2	$69.3	146.8%

Net sales increased for the first six months of 2008 by $69.3 million or 146.8% over the level of net sales for the first six months of 2007. The increase in sales resulted from the acquisition of Copperweld and from continuing growth in the Chinese market. Approximately 69.5% of sales for the first six months were generated through Dalian with the remainder coming from Fayetteville and Telford.

Gross Margin

	Six Months Ended
	June 30,
	2008	2007	Change
Gross Margin (in millions)	$31.5	$17.3	$14.1	81.6%
As a percent of sales	27.0%	36.7%	(9.7%)

The gross margin increased by $14.1 million or 81.6% during the first six months of 2008 compared to the same period in 2007 largely due to the increase in sales. The net margin as a percentage of sales declined largely because of lower margins in all three locations largely as a result of increases in raw material costs.

Selling Expenses

	Six Months Ended
	2008	2007	Change
Selling Expenses (in Millions)	$2.1	$0.4	$1.7	455.7%
Selling Expenses as a % of Net Sales	1.8%	0.8%	1.0%

Selling costs increased by approximately $1.4 million or 455.7% for the first six months of 2008 compared to the first six months of 2007 because of the addition of Copperweld and because of increases in shipping and sales costs in Dalian to accommodate greater sales volumes in the PRC. As a percentage of net sales, selling expenses were 1.8% of the first six months of 2008 compared to 0.8% in 2007.

General and Administrative Expenses

	Six Months Ended
	2008	2007	Change
General & Administrative Expense (in millions)	$7.9	$3.1	$4.8	152.1%
G&A as a percentage of Net Sales	6.8%	6.7%	0.1%

General and administrative expenses increased during the first six months of 2008 by approximately $4.8 million or 152.2% compared to the same period in 2007. As a percentage of net sales, G&A increased from 6.7% of net sales in the first six months of 2007 to 6.8% of net sales for 2008. Non factory depreciation of $842,480 and amortization of intangible assets of $178,073 were included in general and administrative expenses for the six months ended June 30, 2008 compared to $460,116 and $353,118 respectively for the same period during 2007.

Interest Expense

	Six Months Ended
	2008	2007	Change
Other income and expense (in millions)
Interest income	$0.35	$0.51	$(0.16)	(30.7%)
Interest expense	$(5.59)	$(3.28)	$2.31	70.4%
Net interest expense	$(5.23)	$(2.77)	$2.46	89.1%
Net Interest expense as a % of Net Sales	4.5%	5.9%

Net interest expense increased substantially during the six month period ended June 30, 2008 compared to the similar period during 2007 largely the result of interest accrued and amortization of costs relating to commission on debt issues resulting from the Kuhns’ verdict (See Part II, Item 1) in the amount of $2.1 million. Net interest expense increased $2.46 million or 89.1% over the same six month period in the previous year. As a percentage of net sales, interest expense decreased from 5.9% for the second quarter of 2007 to 4.5% during the second quarter of 2008. The Kuhns charges of $2.1 million represent 2.0% of net sales.

Selected Balance Sheet Data at June 30, 2008 (unaudited) and the year ended December 31, 2007:

	Selected Balance Sheet Accounts As of:
	30-Jun-08	31-Dec-07
	Unaudited		Change	% Change
Cash	$66.9	$79.9	(13.05)	(16.3%)
Accounts Receivable, net	$43.9	$23.6	20.29	85.9%
PP&E	$105.5	$87.2	18.24	20.9%
Total Assets	$289.5	$246.5	43.05	17.5%
Short Term Debt	$26.4	$23.8	2.61	10.9%
Lont Term Debt	$54.2	$68.5	(14.27)	(20.8%)
Shareholders' Equity	$183.0	$144.3	38.73	26.8%

Our financial condition continues to improve as shown by an increase of 26.8% in shareholders’ equity during the first half of 2008. Cash decreased 16.3% during the quarter and our accounts receivable increased by 85.9% as a result of increased sales volume. Property, plant and equipment increased by 20.9% during the six month ended June 30, 2008 compared to the prior year end. Short term debt increased by 10.9% as a result of an increase in short term borrowings. Long term debt declined by 20.8% because the holder of $20.0 million in our convertible notes converted $15.0 million of such notes during the first quarter of 2008.

Net Sales by Product

Net sales were $116.6 million during the first six months of 2008 compared to $83.4, on a pro forma basis, during the first six months of 2007. Of the 39.8% in sales growth in the year to date period ended June 30, 2008, CCA contributed 58.7% of the growth while CCS declined by 8.2%. All of the CCS sales during the 2007 period and the majority of CCS sales for the 2008 period are from Fayetteville and Telford. Dalian increased sales for the six month period ended June 30, 2008 by 73.5% over the same period in 2007 while Fayetteville sales declined by 4.9% and Telford’s by 36.0% over the comparable period in 2007. The increase in Dalian’s net revenue was based primarily on increased volumes. The following chart below includes Copperweld and Copperweld UK’s net sales for the first six months of 2007 for comparison purpose.

Six Months Ended
June 30,
(in millions)	2008	2007	Change
CCA	$92.8	$58.8	$34.0	57.8%
CCS	$21.6	$23.3	$(1.7)	(7.2%)
Other	$2.2	$1.4	$0.8	61.6%
	$116.6	$83.4	$33.2	39.8%

Note: Copperweld companies included in 2007 on pro forma basis for comparative purposes

Net Sales by Industry

	Six Months Ended
	June 30,
	2008	2007	Change
Telcom	$62.1	$45.7	$16.5	36.0%
Utility	$48.0	$31.2	$16.8	54.0%
Other	$4.7	$1.7	$2.9	167.3%
Automotive	$1.6	$2.1	$(0.5)	(-25.5%)

Note: Copperweld companies included in 2007 on pro forma basis for comparative purposes

We are continuing to expand our markets beyond telecom, which historically has been the major user of our products, both in Dalian and Fayetteville. Telecom represented 53.3% of sales for the six month period that ended June 30, 2008 compared to approximately 56.6% for the first six months of 2007. Notwithstanding the decline as a percentage of net sales, sales to the telecom industry actually increased by 36.0% during the first half of 2008. We anticipate that telecom will continue to maintain current or expanded volumes but our goal is to expand into other markets as well. We successfully increased sales to the utility market by $16.8 million or by 54.0% during the first half of 2008 compared to the prior year, on a pro forma basis. We believe that automotive, while comparatively small at present, joins the utility market as a potential market for future growth.

	Quarters Ended
	31-Mar-08	30-Jun-08	Change	% Change
Telecom	$29.5	$32.6	$3.1	10.4%
Utility	$21.3	$26.7	$5.4	25.4%
Auto	$0.5	$1.1	$0.6	135.6%
Other	$2.7	$2.0	$(0.7)	(-26.5%)
Total	$54.0	$62.6	$8.7	16.0%

The above chart compares sales to market segments for the first two quarters of 2008. The chart shows a 25.4% gain in the utility sector compared to a10.4% sales growth in the telecom sector. Fayetteville and Telford both experienced declines in sales to the telecom sector during the first half of 2008 The automotive sales come from Fayetteville and Telford where the third quarter has historically been a stronger quarter than either the first or second.

The following table presents sales breaks down by categories among our facilities:

	Six Months Ended June 30, 2008
	Dalian		Fayetteville		Telford
	Tons Shipped	% of Tonnage	Tons Shipped	% of Tonnage	Tons Shipped	% of Tonnage
Telecom	7,075.3	35.8%	2,849.7	14.4%	71.3	0.4%
Utility	5,748.2	29.1%	2,626.2	13.3%	89.9	0.5%
Auto	-	0.0%	107.9	0.5%	156.9	0.8%
Other	342.3	1.7%	686.8	3.5%	-	0.0%
Total	13,165.8	66.6%	6,270.6	31.7%	318.1	1.6%

Dalian shipped 66.6% of total tonnage produced during the first half of 2008 with sales to the telecom market contributing 35.8% and sales to the utility market contributing 29.1% of total volume indicating a further diversification of sales from Dalian beyond the telecom market. Fayetteville shipped 31.7% of total tonnage split between telecom at 14.4% and utility with 13.3%. Auto was 0.5% for the first six months of 2008; however, historically, the majority of sales to this segment have been made during the last six months of the year. Telford shipped 1.6% of total tonnage split between telecom, utility and auto.

Capacity

The following table summarizes installed capacities and outputs for the six month period ended June 30, 2008. Capacity is stated on an annual basis while output is the amount of product shipped during the first half of 2008. Telford’s production does not include cladding and the numbers reflect CCS that was further processed by Telford during the period.

	Six Months ended June 30, 2008
	Dalian		Fayetteville		Telford
	Installed Capacity	Output	Installed Capacity	Output	Installed Capacity	Output
Product Line	Metric Tons	Metric Tons	Metric Tons	Metric Tons	Metric Tons	Metric Tons
CCA	33,600	13,157.9	12,400	1,899.9
CCS	-	7.9	16,300	4,366.4	900	246.3
Other				4.3		71.8
Total	33,600	13,165.8	28,700	6,270.6	900	318.1

At June 30 2008, we had combined annual production capacity for CCA of 46,000 metric tons and CCS capacity of 16,300 metric tons on an annual basis based on our product mix at June 30, 2008. Installed capacity can increase or decrease based on the size of the rod used in the cladding operation for CCA and on the conductivity engineered into the CCS production. We installed a remanufactured Copperweld CCA clad line in Dalian and began CCA production on the new line at the end of the first quarter 2008. We ordered a new CCA cladding line from Nexans in April and expect to have the new, additional CCA capacity installed in Dalian during the first quarter of 2009. The decision to purchase a new clad line versus refurbishing an existing line was made on the basis of costs. The estimated cost to refurbish a line from Fayetteville was approximately the same as purchasing a new machine. We plan to have CCS cladding capacity installed in Dalian by the end of 2008. Two CCS clad lines, two additional drawing machines from Fayetteville have been refurbished and will be shipped to and installed in Dalian with production expected early in 2009. Two CCS drawing machines are installed in Dalian and are ready for the clad lines to begin production.

	Six Months Ended June 30,
	Dalian		Fayetteville		Telford
	Average Price/Ton	Average Price/Ton	Average Price/Ton	Average Price/Ton	Average Price/Ton	Average Price/Ton
	2008	2007	2008	2007	2008	2007
CCA	$6,462	$6,330	7,017	6,283	0	0
CCS	$4,264	$3,207	5,054	4,142	$9,720	$8,865

Our products are engineered products rather than commodities; therefore, the selling prices of our products are dependent upon diameter, tensile strength, conductivity and other factors specified by each customer. For example, Dalian’s prices are lower than Fayetteville’s for CCA because our products sold for telecom may require less engineering and fewer manufacturing processes than for products sold in Fayetteville. Our Dalian facility sold small introductory quantities of CCS at the end of 2007 and during the first half to 2008 at introductory prices. For the first half of 2008, the average price of CCA produced in Dalian and sold primarily in the PRC was $6,462 per ton compared to $6,330 for the same period during 2007. The average price of CCA produced in Fayetteville during the first half of 2008 was $7,017 compared to $6,283 per ton for 2007. Telford further manufacturers CCS material produced in Fayetteville and therefore extracts additional value added charges based on the level of additional production that is required to meet the customer’s demand. The average price of CCS sold by Telford during the first half of 2008 was $9,720 versus $8,865 for the comparable period of 2007. Both Dalian and Fayetteville sell a variety of CCA products and the price for each variety may vary based on the amount of manufacturing required and the ratio of copper to aluminum. As with CCA, the average selling price of CCS varies by product type primarily based on the amount of copper in the product and the amount of manufacturing required.

	Quarters Ended
	Mar-08	Mar-08	Mar-07	Jun-07
CCA	73.9%	77.3%	59.5%	65.7%
CCS	24.1%	20.5%	39.2%	31.5%
Other	2.0%	2.2%	1.2%	2.8%
Total	100.0%	100.0%	100.0%	100.0%

Note: Copperweld companies included in 2007 on pro forma basis for comparative purposes

The chart above illustrates the growth of CCA as a percentage of tons sold comparing the first two quarters of 2008 to the first two quarters of 2007, on a pro forma basis. The decline in the percentage of sales to the CATV market from the Copperweld locations is a major cause for the decline.

Customers

During the first half of 2008, our largest five customers accounted for 20.5% of our sales. The largest two customers, one a customer of Fayetteville and the other a customer of Dalian each represented 5.1% of net sales. Our ten largest customers represented 32.6% of sales for the first half of 2008. The acquisition of Copperweld resulted in both locations reducing exposure to our largest customers. Our strategy is to continue to expand and diversify our customer base in future periods. We believe this increased diversification significantly limits our market risk and gives us a stronger base on which to expand. We further believe our overall customer composition and the concentration of our top customers will continue to change as we expand our business and seek to shift our product sales portfolio to higher margin products. However, the loss of, or significant reduction in orders from any of our largest customers may have a material adverse impact on our financial condition and operating results. We are continuing to expand and consolidate the direction of our combined sales and marketing group in order to focus our resources on diversification of our customer base, product mix and geographic presence to mitigate customer concentration risk. Our objective is to focus on expanding our existing business relationships by offering a wider range of products and building new sales relationships throughout the world with our expanded sales organization.

The following table for the first half of 2008 sets forth our ten largest customers:

	Top Ten Customers
	Six Months ended June 30, 2008
Sales Office	Tons Sold	Amount of Sale	% of Sales
Fayetteville	1,131	$5,944,411	5.1%
Dalian	1,167	$5,891,008	5.1%
Fayetteville	713	$4,441,759	3.8%
Dalian	590	$3,931,448	3.4%
Dalian	612	$3,722,774	3.2%
Dalian	499	$3,365,009	2.9%
Fayetteville	547	$3,210,375	2.8%
Dalian	452	$2,792,360	2.4%
Dalian	407	$2,680,943	2.3%
Dalian	334	$2,067,341	1.8%

Manufacturing

Our manufacturing activities are determined and scheduled upon both firm orders and projected sales information gathered by our sales personnel from direct contact with our customers. Customers typically submit purchase orders seven to thirty days prior to the requested delivery date. However, depending on the product and the available equipment run schedules, the lead time can be as short as three days. The sales price is determined at the time of purchase based on a formula or a unit price for each product. In either case, the purchase price is a function of the market price of our raw materials at the time of purchase, subject to adjustment at the time of delivery for many of our customers and to the processes required to produce our engineered products. For some customers, we adjust our prices based on the cost of raw materials for the previous month rather that prices at the time of shipment.

Geography

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

Cost of Goods Sold

	Six Months Ended
	June 30,				Pro Forma
Combined:	2008 % COGS		2007 % COGS		2007 % COGS
Primary Material Cost	$73.0	85.8%	$27.8	93.0%	$53.0	84.1%
Accessorial material cost	$1.3	1.5%	$0.6	2.1%	$0.7	1.1%
Labor	$3.8	4.5%	$0.4	1.2%	$4.7	7.4%
Manufacturing Overhead	$7.0	8.2%	$1.1	3.7%	$4.6	7.4%
Cost of Goods Sold	$85.1	100.0%	$29.9	100.0%	$63.1	100.0%
COGS/Net Revenue		73.0%		63.3%		71.8%

The cost of goods sold increased to $85.1 million during the first six months of 2008, from $27.8 million first six months of 2007 the result of the Copperweld acquisition, Dalian organic growth and increases in the cost of raw materials. As measured as a percentage of net revenue, cost of goods sold for the first six month of 2008 was 73.0% compared to 63.3% for the same period of 2007. Higher labor and manufacturing overhead costs represent increases to the cost of goods sold during the current six month period compared to the first six months of 2007 largely because of the Copperweld acquisition. The pro forma columns in the chart show the first six months of 2007 on a combined basis for comparative purposes. The pro forma columns show the impact of higher non-material cost in Fayetteville and Telford which have historically had higher labor and overhead costs. Labor and overhead costs have been reduced since the first six months of 2007 in Fayetteville through a reduction in salaries and benefits. Labor costs in both Fayetteville and Telford have been reduced over 2007 levels by reductions in the work force. Cost of goods sold principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, shipping and handling costs, and other fixed costs associated with the manufacturing process.

Raw Materials

	Six Months Ended June 30,
	2008			2007
	Tons	Costs	Average per Ton	Tons	Costs	Average per Ton	Cost Change
Copper	5,804	$50,144,555	$8,639	3,676	$28,418,716	7,730	11.8%
Aluminum	12,323	$30,249,260	$2,455	7,761.2	$19,845,438	2,557	(-4.0%)
Steel	3,741	$4,332,782	$1,158	3,969.4	$3,717,365	936	23.7%
Total	21,868	$84,726,598		15,407	$51,981,519

Note: Copperweld companies included in 2007 on pro forma basis for comparative purposes

Copper, aluminum and steel are the primary raw materials we use to manufacture our products. During the first half of 2008, we purchased over 5,804 tons of copper, 12,323 tons of aluminum and 3,741 tons of steel. Raw material costs accounted for 86.1% of total cost of goods sold during the first half of 2008 and 84.1% for the first half of 2007. The cost of copper increased 118% over the same period in 2007. The cost of aluminum actually was about 4.0% less during the first half of 2008 compared to the first half of 2007. We experienced a significant increase in the cost of steel which rose by 23.7% during the first half of 2008 compared to the first half of 2007. (Note: The cost of material purchased will not necessarily equal material cost in the Cost of Good Sold Chart because of inventory increases or declines.)

Suppliers

We also significantly diversified our sources of supply. In Dalian, we have historically relied on two key suppliers for the procurement of copper strip and aluminum. These two suppliers combined to account for approximately 58.8% of our total raw material purchases during the quarter ended June 30, 2007. Our two largest suppliers accounted for 34.3% of our raw material purchases during the first six months of 2008.

The following table sets forth our ten largest raw material suppliers for the six months ended June 30, 2008 and June 30, 2007.

	Six Months Ended June 30,
	2008			2007
Top Ten Raw Material Suppliers	Amount of Purchases	% of Total Purchases	Top Ten Raw Material Suppliers	Amount of Purchases	% of Total Purchases
Dalian—Copper	$22,462,698	26.4%	Dalian—Copper	$9,179,349	16.91%
Dalian—Copper	$9,783,592	11.5%	Dalian—Aluminum	$5,102,030	9.40%
Dalian—Aluminum	$8,374,023	9.8%	Dalian—Aluminum	$4,772,410	8.79%
Dalian—Aluminum	$7,744,067	9.1%	Fayetteville—Copper	4,143,375	7.63%
Dalian—Aluminum	$6,159,834	7.2%	Dalian—Aluminum	$4,091,310	7.54%
Fayetteville—Copper	4,405,503	5.2%	Fayetteville—Aluminum	3,910,860	7.21%
Fayetteville—Copper	4,339,232	5.1%	Dalian—Aluminum	$3,779,474	6.96%
Fayetteville—Copper	3,239,780	3.8%	Fayetteville—Copper	2,643,234	4.87%
Fayetteville—Aluminum	3,196,916	3.8%	Fayetteville—Steel	2,319,782	4.27%
Fayetteville—Steel	2,664,204	3.1%	Fayetteville—Copper	1,939,440	3.57%

Note: Copperweld companies included in 2007 on pro forma basis for comparative purposes

Taxation

U.S. income tax

Fushi Copperweld, Inc. (formerly Fushi International, Inc.) is incorporated in the State of Nevada, Fushi Holdings is incorporated in the State of Delaware, Copperweld Bimetallics, LLC is chartered in the State of Delaware and Copperweld Bimetallics UK, Ltd., is registered in the United Kingdom. Prior to the acquisition of Copperweld, we conducted substantially all our operations through our PRC operating subsidiaries. With the acquisition of Copperweld, we have a manufacturing facility and administrative offices located in Fayetteville, Tennessee, USA and in Telford, England, UK. We are subject taxation on our net taxable income in the PRC, the US and the UK. We did not provide for United States income tax liability during the first six months of 2008 because we have sufficient tax loss carry forwards to offset any taxable income earned during the period. We have a tax loss carry forward asset arising from tax losses because Fushi had US expenses during prior periods but its revenue produced in PRC was not considered taxable income. No provision for US income tax was accrued on the earnings of our non-US operations because the earnings generated from our non-U.S. operating companies are generally subject to United States taxation only when such earnings are repatriated to the United States. Additionally, we believe that we will not generate any significant amount of US income tax liability under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

P.R.C. enterprise income tax

During the first half of 2008, our PRC chartered subsidiaries continue to produce taxable income for PRC tax purposes. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, “Foreign Invested Enterprises”, or FIEs, established in the PRC were generally subject to an “Enterprise Income Tax”, or EIT, rate of 33% prior to January 1, 2008. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an EIT.

Effective January 1, 2008, the new EIT Law in PRC imposed a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiaries, unless they qualify under certain limited exceptions. But the EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. Any increase in our effective tax rate as a result of the above may adversely affect our operating results

Fushi International (Dalian) (“FID”), a wholly owned subsidiary of Fushi Holdings, Inc., was incorporated in the PRC as an FIE and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. FID has located its factories in a special economic region in Dalian and is granted certain preferential treatments including a corporate income tax rate of 24%. In September 2005, FID was approved as a wholly foreign owned enterprise. This economic region allowed FID a two-year income tax exemption for the years ended December 31, 2006 and 2007, and a 50% income tax reduction for the following three years ended December 31, 2008, 2009, and 2010. Therefore, during the current fiscal year, our PRC operations are taxed at a rate of 12% subject to appropriate adjustments.

A provision for PRC income taxes was made during the six month period ended June 30, 2008 in the amount of $2,844,180. No provision was made for the six month ended June 30, 2007.

U.K. income tax

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. The provision for income tax for the six months ended June 30, 2008 and 2007 was $19,933 and 0, respectively.

Net Income

	Six months ended June 30,
	2008	2007	Change
(in millions)	Unaudited	Unaudited	Amount	% Change
Net income before taxes	$16.53	$11.96	$4.57	38.2%
Provision for income taxes	$1.68	$-	$1.68	0.0%
Net income	$14.85	$11.96	$2.89	24.2%
Net Income as a % of Net Sales	12.7%	25.3%

Net income for the six month period ended June 30, 2008 increased to approximately $14.9 million from approximately $12.0 million for the period ended June 30, 2007representing an increase of $2.9 million or 24.2%. Current period charges resulting from the Kuhns verdict (See Item 1, Part II) reduced net income by approximately $2.1 million or 1.8% of net sales. Net income for the current semi-annual period was 12.7% of net sales compared to 25.3% for the same period for the prior year. The decline in net margin quarter over quarter is the result primarily from charges related to the Kuhns’ verdict and lower gross margin because of higher raw material costs and because of the historically lower gross margins from Fayetteville and Telford.

	Six months ended June 30,
	2008	2007
	Unaudited	Unaudited
Net Income	$14.85	$11.96
Basic Weighted Average Number of Shares	27,201,127	21,116,447
Net Income per Share—Basic	$0.55	$0.57
Diluted Weigheted Average Number	28,690,851	24,667,346
Net Income per Share—Diluted	$0.51	$0.49

Pro Forma without Kuhns Verdict:
Net Income per Share—Basic	$0.62
Net Income per Share—Diluted	$0.59

Basic and diluted earnings per share for the six months ended June 30, 2008 were $0.55 and $0.51 compared to $0.57 and $0.49 for the same period in 2007. Pro forma basic and diluted earnings per share were $0.62 and $0.59 respectively absent the affect of the Kuhns verdict. The weighted average number of shares outstanding to calculate basic EPS was 27.2 million and 21.1 million for the six months ended June 30, 2008 and June 30, 2007, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 28.7 million and 24.7 million for the same periods.

Foreign Currency Translation Gains

The value of the USD versus the RMB continued to decline during the first half of 2008. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $12.1 million for the first six months of 2008 compared to a gain of $3.0 million for the same quarter last year. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.

Prior to acquiring Copperweld, materially all of our revenues and a majority of our expenses were denominated in RMB Yuan. For our operations in the PRC, the income statement accounts were translated at 1 RMB Yuan to 0.14372 USD in second quarter of 2008 and 0.13977 in first quarter of 2008and balance sheet amounts with the exception of equity at June 30, 2008 were translated at 1 RMB Yuan to 0.14579 USD.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At June 30, 2008, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital or capital expenditure requirements for our locations outside the PRC. To mitigate the difficulties of moving funds, we plan to maintain and expand our working capital lines for Fayetteville and Telford as necessary as our sales increase and our working capital needs grow.

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

In summary, our cash flows were:

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	(4,579,390)	6,331,245
Net cash used in investing activities	(14,715,051)	(12,152,046)
Net cash provided by financing activities	1,403,740	58,665,167
Effect of exchange rate on cash	4,837,022	1,867,519
Cash and cash equivalents at beginning of period	79,914,758	20,493,551
Cash and cash equivalents at end of period	66,861,079	75,204,436

For the six months ended June 30, 2008, net cash provided by operating activities was a deficit of $4.6 million compared to cash provided of $6.3 during the same period in 2007. The difference in net cash provided was primarily attributable to increases of $16.9 million in accounts receivable, $10.9 million in inventories and $3.5 million in other payables. These reductions were offset to some degree by earnings of $2.9 million and an increase in accounts payable of $7.7 million.

For the six months ended June 30, 2008, net cash used in investing activities was $14.7 million, and was primarily attributable to $13.6 million in property and equipment purchases, $3.1 million used as advances for purchase of equipment and $1.7 million used to purchase land use rights. The reduction was partially offset by the sale of marketable securities.

For the six months ended June 30, 2008, net cash provided by financing activities was $1.4 million, which was primarily attributable to $16.9 million in bank loans and an increase in our revolving line of credit of $1.8 million mostly offset by repayments on bank loans of $17.2 million.

At June 30, 2008, our cash balance was $66.9 million compared to $75.2 million at June 30, 2007.

In future periods, as we continue with integration of the Copperweld acquisition, we believe we can realize significant savings on capital expenditures by moving under utilized equipment to locations with a need for that equipment. We anticipate that our working capital requirements may increase as a result of the expanded scale of the combined business, continued increases in sales, potential increases in the price of copper and our other raw materials, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. There can be no assurance that such finding will be available when needed, or, if available, that it will be available on terms acceptable to the Company.

On August 5, 2008, a judgment was entered in the Kuhns matter (See Part II, Item 1 Litigation) awarding the plaintiffs $7.2 million and accordingly, we have adjusted our financial statements for the three month and six month periods ended June 30, 2008 accordingly. We have taken the necessary steps to appeal the decision, and will continue to vigorously defend against these claims which we believe to be without merit; however, we have no assurance that we will prevail in our appeal. Should we ultimately be required to pay the plaintiffs the amount of the judgment, the payment will have an impact upon our liquidity and working capital. We believe that the payment, should it be required, will not adversely affect our ability to fund our working capital needs or to fund our capital expenditure needs.

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

(2) IMES and the JV Company agreed to fully terminate and cancel the three equipment purchase contracts entered pursuant to which IMES had agreed to manufacture and deliver to the JV Company CCA clad line (Contract No. CPW061206/1), CCA Annealing Furnace (Contract No. CPW061206/2), and CPS Plating Line and Drawing Machine (Contract No. CPW061206/3) (collectively, “Equipment Contracts”), and IMES agreed to refund the down payment paid by the JV Company under the Equipment Contracts in the total amount of $3,137,019. Of the down payment to be refunded, the JV Company had previously paid $200,000 to the JV Company’s current account, Copperweld agreed to pay, on behalf of IMES, $857,019 to the JV Company, and the HK Company agreed to pay the JV Company the balance of $2.08 million pursuant to the arrangement described in (1) above.

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

On June 1, 2008, John Christopher “Chris” Finley’s resignation as Chief Operating Officer was accepted and an agreement was reached where Mr. Finley will consult with the Company for a period of twelve months. Mr. Finley’s duties included oversight of manufacturing operations, global sales and research and development. As of June 30, 2008, no one had been named to replace Mr. Finley as Chief Operating Officer. General and production managers of our manufacturing facilities have assumed responsibility for manufacturing operations and Dwight Berry was employed as Vice President for Commercial Development where he oversees global sales and research and development. Other duties have been assumed by President Wenbing Chris Wang. We may choose to name a Chief Operating Officer at some future date; however, presently all responsibilities are effectively assumed by other managers within the company.

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

We are primarily exposed to price risk related to our purchase of copper and other raw materials used in the manufacture of our products. Our raw material price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2008 and did not employ any commodity price derivatives during the six month period ended June 30, 2008.

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

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We recognized a foreign currency translation adjustment of approximately $12.2 million for the six month period ended June 30, 2008.

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

The fair value of the Swap is determined on an annual basis with the assistance of third party provided calculations which reflect the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. For the fiscal year ended December 31, 2007, changes in fair value of the Swap designated and effective as cash flow hedge resulted in an increase in the liability and a loss to other comprehensive income of $8.5 million, net of taxes. For the period ended June 30, 2008, the Swap resulted in a liability of $9,246,901 and a loss to other comprehensive income of $731,505, net of taxes. On January 24, 2008, the most recent interest payment date, the Company received cash in the amount of $738,376 from MLCS. The gain from derivative transactions for the six months ended June 30, 2008 was $355,189. As of June 30 2008, the Company had cross currency hedge receivable amounting to $322,983. For the six month period ended June 30, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

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

The Company also has outstanding senior convertible notes that may be converted into the Company’s common stock. On January 8, 2008, the convertible notes holder elected to convert $15.0 million of the $20 million convertible notes into common shares. The Company cannot estimate the possibility of the conversion of the $5 million Convertible Notes outstanding as of June 30, 2008.  If the $5 million Convertible Notes outstanding as of June 30, 2008 are not converted at maturity, January 24, 2012, the Company will have to repay the principal of $5 million and an additional redemption cost of $5,305,158.

Under SFAS 157, the Company used Level 2 inputs for its valuation methodology for the $40 million HY note and $5 million convertible notes payable and outstanding, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close. The estimated fair value of the Company’s outstanding HY notes and convertible notes was $39.6 million at June 30, 2008.

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

Item 4: Other Information

Controls and Procedures

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

PART II

Item 1. Litigation.

On December 11, 2006 we received service of a complaint filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. (collectively the “Kuhns Brothers”) in the United States District Court, District of Connecticut (the “District Court”) on November 27, 2006.  Kuhns Brothers revised their complaint three times, and sought damages well in excess of $7.0 million, primarily stemming from an alleged breach of an engagement letter agreement, dated May 27, 2005, by and between Kuhns Brothers, Inc. and Dalian Fushi Bimetallic Manufacturing Company Ltd., which was terminated in September 2006. This matter was tried before the District Court, which awarded Kuhns Brothers damages in excess of $7.2 million in its decision issued on August 5, 2008.  We have taken the necessary steps to appeal the decision, and will continue to vigorously defend against these claims which we believe to be without merit.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders (the Meeting) on June 9, 2008. Proxies for the Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. A total of 27,433,515 shares of Common Stock with one vote each were entitled to vote at the Meeting and holders of 13,540,181 shares voted in person or by proxy, constituting a quorum. At the meeting, the Company’s directors were re-elected for terms ending at the 2009 Annual Meeting of Shareholders by the vote set forth below:

Director	Votes For	Votes Withheld
Li Fu	13,750,555	17,563
Wenbing Christopher Wang	13,540,181	227,937
Barry Raeburn	13,751,195	16,923
Feng Bai	13,540,181	227,937
Jiping Hua	13,540,206	227,912
John Francis Perkowski	13,751,195	16,923

A proposal to ratify the appointment of Moore Stephens Wurth Frazer and Torbet, LLP as the Company’s independent registered public accounting firm for the 2008 fiscal year by the Audit Committee of the Board of Directors of the Company was approved by 13,754,910 cast in favor, 546,683 votes cast against and 200 votes abstaining.

Item 6. Exhibits

(a) Exhibits

10.1- Settlement Agreement among Fushi Copperweld, Inc. and John Christopher Finley

10.2 - Employment Agreement of Dwight Berry

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

FUSHI COPPERWELD, INC.

Date: August 11, 2008	BY:
Wenbing Chris Wang
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Settlement Agreement among Fushi Copperweld, Inc. and John Christopher Finley

10.2	Employment Agreement of Dwight Berry

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.