Form 10-Q
period 2008-09-30
Fushi Copperweld, Inc.
filed 2008-11-13
CIK 710846

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐
No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares outstanding at September 30, 2008 was 27,503,885.

FUSHI COPPERWELD, INC.
INDEX TO September 30, 2008 FORM 10-Q

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$50,043,410	$79,914,758
Marketable securities	-	2,977,699
Restricted cash	1,000,000	1,000,000
Accounts receivable, trade, net of allowance of bad debt $498,205 and $135,418 as of September 30,2008 and December 31, 2007	50,018,459	23,611,186
Inventories	20,444,709	12,308,295
Notes receivables	370,149	816,905
Other receivables and prepaid expenses	496,762	997,979
Advances to suppliers	25,046,960	2,341,839
Cross currency hedge receivable	55,322	706,170
Deposit in derivative hedge	1,000,000	-
Total current assets	148,475,771	124,674,831

PLANT AND EQUIPMENT, net	107,816,898	87,228,600

OTHER ASSETS:
Advances to suppliers, noncurrent	17,946,939	18,204,775
Prepaid land use right	-	4,559,760
Intangible asset, net of accumulated amortization	12,617,273	5,832,721
Deferred loan expense, net	3,612,387	3,115,930
Deferred tax assets	4,147,286	2,852,000
Total other assets	38,323,885	34,565,186

Total assets	$294,616,554	$246,468,617

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$5,685,839	$3,028,823
Revolver line	9,410,373	7,168,524
Short term bank loans	17,673,600	5,703,360
Current portion of long term debts	-	10,968,000
Current portion of notes payable	5,000,000	-
Other payables and accrued liabilities	3,118,409	5,791,597
Customer deposits	570,990	-
Taxes payable	2,083,686	1,005,259
Total current liabilities	43,542,897	33,665,563

LONG TERM LIABILITIES:
Notes payable, noncurrent	40,000,000	60,000,000
Fair value of derivative instrument	5,305,993	8,515,396

Total liabilities	88,848,890	102,180,959

COMMITMENTS AND CONTINGENCIES	7,197,794	-

SHAREHOLDERS' EQUITY:
Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock,$0.006 par value, 100,000,000 shares authorized, September 30, 2008: 27,503,885 shares issued and 27,403,885 outstanding December 31, 2007: 25,311,304 shares issued and 25,211,304 outstanding	164,424	151,268
Restricted common stock in escrow	600	600
Additional paid in capital	90,741,609	77,665,064
Statutory reserves	8,321,726	8,321,726
Retained earnings	78,031,362	54,133,070
Accumulated other comprehensive income	21,310,149	4,015,930
Total shareholders' equity	198,569,870	144,287,658

Total liabilities and shareholders' equity	$294,616,554	$246,468,617

The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited

REVENUES	$63,823,927	$32,014,592	$180,369,083	$79,238,417

COST OF GOODS SOLD	46,931,400	21,481,175	131,996,263	51,367,707

GROSS PROFIT	16,892,527	10,533,417	48,372,820	27,870,710

OPERATING EXPENSE
Selling expenses	1,223,087	189,625	3,274,048	558,735
General and administrative expenses	3,418,704	1,447,530	11,335,948	4,588,010
Total operating expense	4,641,791	1,637,155	14,609,996	5,146,745

INCOME FROM OPERATIONS	12,250,736	8,896,262	33,762,824	22,723,965

OTHER INCOME (EXPENSE)

Interest income	176,830	565,383	529,651	1,074,837
Interest expense	(1,800,738)	(1,523,343)	(7,386,274)	(4,800,554)
Gain (loss) on derivative instrument	(32,482)	286,245	322,708	1,088,768
Other income (expense)	(65,305)	14,077	(30,600)	188,693
Other expense	(6,348)	(5,298)	(149,055)	(84,992)

Total other expense, net	(1,728,043)	(662,936)	(6,713,570)	(2,533,248)

INCOME BEFORE INCOME TAXES	10,522,693	8,233,326	27,049,254	20,190,717

INCOME TAXES
Deferred income tax benefit	(106,390)		(1,295,285)
Current income tax expense	1,582,133	-	4,446,247	-

Total income tax expense	1,475,743	-	3,150,962	-

NET INCOME	9,046,950	8,233,326	23,898,292	20,190,717

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	-		22,301
Foreign currency translation adjustment	1,899,163	2,250,423	14,062,515	5,266,973
Change in fair value of derivative instrument	3,940,908	(3,738,571)	3,209,403	(4,610,090)

COMPREHENSIVE INCOME	$14,887,021	$6,745,178	$41,192,511	$20,847,600

EARNINGS PER SHARE:
BASIC	$0.33	$0.37	$0.88	$0.94
DILUTED	$0.31	$0.33	$0.83	$0.85

WEIGHTED AVERAGE NUMBER OF SHARES:
BASIC	27,387,302	22,263,618	27,263,638	21,422,610
DILUTED	28,446,786	25,454,871	28,601,237	24,335,426

The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,898,292	$20,190,717
Adjustments to reconcile net income to cash
(used in) provided by operating activities:
Bad debt expense	355,293	-
Reserve for obsolete inventory	401,646	-
Depreciation	4,728,235	2,029,646
Amortization of intangibles	256,722	174,627
Amortization of loan commission	2,525,756	491,178
Amortization of stock option compensation	1,437,557	887,080
Interest penalty	710,544	-
Gain on derivative instrument	(322,708)	(1,088,768)
Investment loss on marketable securities	16,158	-
Change in operating assets and liabilities:
Accounts receivable	(24,965,036)	(5,426,757)
Inventories	(7,885,132)	(5,175,451)
Other receivables and prepayments	(395,449)	(1,306,764)
Notes receivables	487,946	(104,512)
Advance to suppliers	(22,061,823)	(5,600,003)
Deferred tax assets	(1,295,286)	-
Accounts payable	2,521,359	(58,813)
Other payables and accrued liabilities	(2,737,772)	570,231
Customer deposits	528,731	(198,848)
Taxes payable	960,752	(177,576)
Net cash (used in) provided by operating activities	(20,834,215)	5,205,987

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	2,983,842	-
Payment for investment deposit	-	(3,000,000)
Proceeds from derivative instrument	973,556	802,523
Purchase of land use right	(1,687,468)	-
Advance for land use right	-	(4,109,757)
Purchase of property and equipment	(15,540,210)	(8,613,889)
Advances for equipment purchases	(3,148,802)	(25,724,917)
Net cash used in investing activities	(16,419,082)	(40,646,040)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to shareholders	-	(3,985,698)
Net borrowings on revolver line	2,279,289	-
Proceeds from bank loans	16,908,000	11,546,600
Payments on bank loans	(17,268,032)	(12,507,240)
Net proceeds from notes payable	-	56,400,000
Proceeds from exercise of stock warrants	139,394	7,541,346
Net cash provided by financing activities	2,058,651	58,995,008

EFFECT OF EXCHANGE RATE ON CASH	5,323,298	1,984,326

(DECREASE) INCREASE IN CASH	(29,871,348)	25,539,281

CASH, beginning of period	79,914,758	20,493,551

CASH, end of period	$50,043,410	$46,032,832

The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 1 - Organization

On January 15, 2008, Fushi International changed its name to Fushi Copperweld, Inc. (“Fushi”). On October 29, 2007, Fushi International acquired Copperweld Bimetallics Holdings, LLC, a North Carolina limited liability company and the holder of the partnership interest in Copperweld Bimetallics, LLC, (“Copperweld”) a limited liability company registered in the state of Delaware and the parent of Copperweld Bimetallics UK, Ltd., a private company registered in the United Kingdom and Copperweld International Holdings, LLC a North Carolina limited liability company. Copperweld is a bimetallic administrative, sales and manufacturing operation headquartered in Fayetteville, Tennessee. Copperweld Bimetallics UK, Ltd. (Copperweld UK) is a manufacturing, distribution and customer service facility located in Telford, England. Copperweld International Holdings, LLC was a non-operating company that held partnership interests in a company located in Tongling, PRC at December 31, 2007. Those interests were liquidated in an agreement entered into by Copperweld and its subsidiaries, affiliates and International Manufacturing Equipment Sales, Inc. on January 16, 2008. Additionally, Fushi acquired International Manufacturing Equipment Sales, LLC, a shell company that was, at the time of purchase, a non-affiliated but commonly owned Limited Liability Company.

Three of the companies acquired on October 29, 2007 were dissolved in 2008:

1. Copperweld Holdings, LLC a North Carolina limited liability company.  This company had no liabilities and it’s only asset was ownership of Copperweld Bimetallics, LLC, which ownership rights were transferred to Fushi Copperweld, Inc. on October 29, 2007.

2. Copperweld Bimetallics International Holdings, LLC a Delaware limited liability company was established to hold the partnership interest in the Tongling joint venture which has been dissolved.  This company was a shell company with no assets or liabilities at the time the joint venture was dissolved.

3. International Manufacturing Equipment Suppliers, LLC a North Carolina limited liability company.  This company was not an affiliate of the Copperweld companies. This company was formed by the prior owner of Copperweld Bimetallics to facilitate the transfer of equipment to the Tongling joint venture.  As noted above, the Tongling joint venture has been dissolved.  This company had no assets or liabilities at the time of the dissolution.

Additional office location established during 2008:

Fushi International (Dalian) established a branch office in Beijing, China (“Beijing Office”) in March, 2008 and began operations as an administrative and sales office in the third quarter of 2008.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Fushi, Fushi Holdings, Fushi International (Dalian), Dalian Fushi with Beijing Office, Copperweld and Copperweld UK are hereinafter referred to as “the Company”.

Note 2 - Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of Fushi and it’s wholly owned subsidiaries, Fushi Holdings, Fushi International (Dalian) with Beijing Office, Copperweld, Copperweld UK and its 100% variable interest entity Dalian Fushi. All significant inter-company transactions and balances have been eliminated in consolidation.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling costs which totaled $530,891 and $85,804 for the three months ended September 30, 2008 and September 30, 2007, respectively and $1,585,406 and $358,597 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Foreign currency translation and other comprehensive income

The reporting currency of the Company is the US dollar. The functional currency of Fushi Copperweld and its USA subsidiary is the US dollar. The functional currency of Fushi International (Dalian), Dalian Fushi and Beijing Office is Renminbi (RMB). The functional currency of Copperweld UK is the British Pound.

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

Accumulated other comprehensive income amounted to $21,310,149 and $4,015,930 as of September 30, 2008 and December 31, 2007, respectively. The balance sheet amounts with the exception of equity at September 30, 2008 were translated at 6.790 RMB and 0.562 GBP to $1.00 USD. The average translation rates applied to income and cash flow statement amounts for the three months ended September 30, 2008, June 30, 2008 and March 31, 2008 were 6.837 RMB and 0.528 GBP to $1.00 USD, 6.958 RMB and 0.507 GBP to $1.00 USD and 7.155 RMB and 0.506 GBP to $1.00 USD respectively.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United Kingdom (“UK”) and the USA.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed Federal Deposit Insurance Corporation insured limits for the banks located in the Unites States. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2008 and December 31, 2007, the Company had deposits in excess of federally insured limits totaling $49,777,778 and $83,871,892, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

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

Additional product sales information

The Company has expanded its geographic sales area from the Chinese domestic market to the international market. The following chart shows that the PRC market remains the largest single market for the Company while approximately 30.4% sales were spread across international markets during the nine months of 2008 and 1.9% during the nine months of 2007, respectively.

	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
China	$125,585,203	$77,769,677
USA	38,650,665	-
Europe	8,177,409	-
Other countries	7,955,806	1,468,740
Total sales	$180,369,083	$79,238,417

Major customers and suppliers

Five major customers accounted for 19% and 28% of the net sales for the nine months ended September 30, 2008 and 2007, respectively, and 17% and 27% of the net sales for the three months ended September 30, 2008 and 2007, respectively. Total receivable balance due from the five major customers at September 30, 2008 and September 30, 2007 amounted to $8,186,204 and $3,189,494, respectively.

Five major suppliers provided approximately 63% and 96% of the Company’s purchases of raw materials for the nine months ended September 30, 2008 and 2007, respectively, and 63% and 95% of the Company's purchases of raw materials for the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, our advances to these suppliers were $25,012,572, all of which was current. As of September 30, 2007, our advances to the major five suppliers were $9,877,729.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. As of September 30, 2008 and December 31, 2007, management concluded its allowance for bad debts was sufficient.

Inventories

Inventories are stated at the lower of cost or market using a weighted average method. Inventories consist of raw materials, work in process, finished goods and packing materials. Raw materials consist of copper, aluminum and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling for raw material costs are also included in the cost of inventory.

The Company reviews its inventory regularly for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of September 30, 2008, the Company determined its allowance for obsolete inventory in the amount of $465,240 was sufficient.

Derivative Instrument

The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on its variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires the derivative to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value effective portion is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction affects earnings.

At the inception of the transaction, the Company documented the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges, to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. As of September 30, 2008, the fair value of the derivative instrument amounted to $5,305,993.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The convertible note issued in 2007 did not require bifurcation or result in liability accounting. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

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

The Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

During 2007, the Company issued 3% secured convertible debentures in a face amount of $20,000,000 which are due in 2012 from issuance of common stock. The notes qualify as conventional convertible debt and thus the embedded conversion feature was not separated from the host instrument. Also during 2007, the Company borrowed $40,000,000 in the form of a debenture note with floating rate.

As of September 30, 2008, the outstanding principal amounted to $45,000,000. The Company used Level 3 inputs for its valuation methodology for the notes payable, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

As of September 30, 2008, the Company had a $5.3 million derivative instrument. Management obtains the fair value of the derivative instrument from a financial institution using Level 3 inputs since there is no observable market price. For the three months ended September 30, 2008, the Company recorded a $3,940,908 change in the fair value of the derivative instrument as other comprehensive gain; for the nine months ended September 30, 2008, the Company recorded a $3,209,403 change in the fair value of the derivative instrument as other comprehensive gain.

	Carrying As of September 30, 2008	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Notes payable	$45,000,000			$39,378,954
Derivative Instrument	$5,305,993			$5,305,993

Stock-Based Compensation

The Company records and reports stock-based compensation under SFAS  123R, “Share-Based Payments”. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined in accordance with SFAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. The Company added production equipment during 2008 and the interest capitalized for the three months ended September 30, 2008 and 2007 amounted $5,164 and $42,946, respectively, and for the nine months ended September 30, 2008 and 2007 amounted to $67,976 and $200,474, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The Company evaluates the carrying value of long-lived assets in accordance with SFAS 144 each reporting period. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2008, there were no impairments of its long-lived assets.

Intangible assets

Land use rights – land in the People’s Republic of China is government owned and cannot be sold. However, the government grants “land use rights”. The Company amortizes land use rights on a straight line basis over the 50 year life.

Patents – Patents are stated at cost (estimated fair value upon acquisition), less accumulated amortization and impairment. The Company amortizes patents on a straight line basis over 7-15 years.

The Company evaluates intangible assets for impairment, at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of September 30, 2008, there was no impairment of intangible assets.

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

Research and development costs are recorded in general and administrative expenses. Research and development costs were $116,890 and $48,798 for the three months ended September 30, 2008 and 2007, respectively and $271,930 and $105,810 for the nine months ended September 30, 2008 and 2007, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Earning per share

The Company reports earnings per share in accordance with the provisions of SFAS 128, "Earnings Per Share." SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Income taxes

The Company records and reports income taxes pursuant to SFAS 109, “Accounting for Income Taxes”. SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. As of September 30, 2008, the deferred tax assets amounted to $4,147,286 generated from the accumulated net operating loss of US operations, all of which is non-current.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS 141R replaces SFAS 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS No. 141R will have on its financial statements.

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

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 - Accounts receivable

Accounts receivable consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Trade accounts receivable	$50,516,664	$23,746,604
Allowance for bad debts	(498,205)	(135,418)
Trade accounts receivable, net	$50,018,459	$23,611,186

The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts at December 31, 2007	$135,418
Additional reserves	355,293
Accounts receivable write off	(9,426)
Effect of foreign currency translation	16,920
Allowance for doubtful accounts at September 30, 2008	$498,205

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$13,487,483	$5,965,306
Work in process	3,309,765	2,260,015
Finished goods	4,083,362	4,120,559
Packaging materials	29,339	7,984
Low cost consumables	-	18,025
Totals	20,909,949	12,371,889
Less allowance for obsolete inventory	(465,240)	(63,594)
Totals	$20,444,709	$12,308,295

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The following table consists of allowance for obsolete inventory.

Allowance for obsolete inventory at December 31, 2007	$63,594
Additional reserves	401,646
Allowance for obsolete inventory at September 30, 2008	$465,240

Note 5 - Plant and equipment

Plant and equipment consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	43,616,824	32,846,156
Transportation equipment	4,158,860	3,193,995
Machinery and equipment	51,857,663	24,111,971
Office furniture	1,078,817	833,474
Construction in progress	23,004,390	36,880,809
Totals	123,817,280	97,967,131
Less accumulated depreciation	(16,000,382)	(10,738,531)
Totals	$107,816,898	$87,228,600

Depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $1,701,814 and $1,092,690, respectively and for the nine months ended September 30, 2008 and 2007 amounted to $4,728,235 and $2,029,646, respectively.

Capitalized interest for construction projects for the three months ended September 30, 2008 and 2007 amounted to $5,164 and $42,946, respectively, and for the nine months ended September 30, 2008 and 2007, amounted to $67,976 and $200,474, respectively.

Note 6 - Advances to suppliers

Advances on purchases are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Advances for inventories - current	$25,046,960	$2,341,839
Advances for equipment - non current	17,946,939	18,204,775
Total advances to suppliers	$42,993,899	$20,546,614

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 7 - Intangible assets

Intangible assets consist of land use rights and patents. In June 2008, the Company obtained additional land use rights that had were prepaid in previous periods and reclassified it to intangible assets-land use rights where it began to be amortized. Intangible assets consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Patents	$1,762,678	$1,652,938
Land use rights	12,527,490	5,492,089
Total:	14,290,168	7,145,027
Less: accumulated amortization	(1,672,895)	(1,312,306)
Intangible assets, net	$12,617,273	$5,832,721

Amortization expense for the three months ended September 30, 2008 and 2007 amounted to $98,071 and $59,037, and for the nine months ended September 30, 2008 and 2007 amounted to $256,722 and $174,627.

Note 8 - Taxes Payable and Deferred Tax Asset

Taxes payable consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Income Tax	$1,605,331	$-
VAT Benefit or Payable	335,328	856,482
Others	143,027	148,777
Total taxes payable	$2,083,686	$1,005,259

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
SEPTEMBER 30, 2008
(Unaudited)

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

The Company’s wholly owned subsidiary, Fushi International (Dalian), is a foreign limited liability company and is located in the old town of an inshore open city. Under the former Income Tax Laws of PRC, the Company qualified to use 24% income tax rate and has a full income tax exemption for the years ended December 2006 and 2007 and a 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. Under the new EIT law effected in 2008, the company continues to enjoy the former preferential tax rate until it expires in December 2010. So, the applicable corporate income tax rate in 2008 is 12%. The provision for income tax for the nine months ended September 30, 2008 and 2007 was $4,446,247 and $0, respectively.

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

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. The provision for income tax for the nine months ended September 30, 2008 and 2007 was $0 and $0, respectively.

The Provision for income taxes consisted of the following:

	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
Provision for China income taxes	$4,446,247	$-
Provision for UK income taxes	-	-
Benefit for US income taxes	(1,295,285)	-
Provision for income taxes	$3,150,962	$-

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2008:

	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
U.S. Statutory rates on foreign income	34.0%	34.0%
NOL and foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(13.0)	(33.0)
Total provision for income taxes	12.0%	-%

The estimated tax savings from the tax exemptions for the three months ended September 30, 2008 and 2007, amounted to $1,735,572 and $3,537,439. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.33 to $0.27 and diluted earnings per share from $0.31 to $0.25 for the three months ended September 30, 2008. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.37 to $0.21 and diluted earning per share from $0.33 to $0.19 for the three months ended September 30, 2007.

The estimated tax savings from the tax exemptions for the nine months ended September 30, 2008 and 2007, amounted to $4,816,767 and $9,015,557. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.88 to $0.70 and diluted earnings per share from $0.83 to $0.66 for the nine months ended September 30, 2008. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.94 to $0.52 and diluted earning per share from $0.85 to $0.48 for the nince months ended September 30, 2007.

Deferred Tax Asset

Fushi, Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld Bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes for the nine months ended September 30, 2008 and previous years. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2028. The deferred tax asset amounted to $4,147,286 as of September 30, 2008. Management believes that the realization of the benefits can be used by our US operating subsidiary in future periods because expectations are that Copperweld will have taxable income in future periods.

The deferred tax asset consisted of the following:

Deferred tax asset at December 31,2007	$2,852,000
Additions to deferred tax asset	1,295,286
Deferred tax asset at September 30,2008	$4,147,286

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Value Added Tax

VAT on sales and VAT on purchases in Dalian China amounted to $7,902,925, $4,650,031, $21,908,398 and $15,084,494 for the three and nine months ended September 30, 2008, and $5,449,312, $3,697,324, $13,291,003 and $8,995,172 for the three and nine months ended September 30, 2007, respectively.

VAT on sales and VAT on purchases in Copperweld UK amounted to $41,821 and $62,426 for the three months ended September 30, 2008 and $175,543 and $288,398 for the nine months ended September 30, 2008.

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

Note 9 - Short term bank loans and revolving credit lines

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:

Name of lender	September 30, 2008	December 31, 2007
	(Unaudited)
Bank of China, Xinghaiwan Branch, due March 28, 2008, annual interest at 7.227% secured by the Company’s land use right and building.	$-	$2,687,160

Bank of China, Xinghaiwan Branch, due February 15, 2008,and was renewed to May 15, 2008 annual interest at 7.029%, secured by the Company’s land use right and building.	-	3,016,200

Guangdong Development bank, Dalian Stadium branch, due February 25, 2009, annual interest at 8.96%,secured by the Company’s land use right and building.	8,836,800	-

Guangdong Development bank, Dalian Stadium branch, due March 9, 2009, annual interest at 8.96%, secured by the Company’s land use right and building.	2,945,600	-

Guangdong Development bank, Dalian Stadium branch, due March 19, 2009, annual interest at 8.96%, secured by the Company’s land use right and building.	1,472,800	-

Guangdong Development bank, Dalian Stadium branch, due March 26, 2009, annual interest at 8.96%, secured by the Company’s land use right and building.	4,418,400	-

Total Short Term Bank Loan	17,673,600	5,703,360

Wells Fargo Bank revolving credit line, annual interest at 6.25%, mature in 2010, secured by all present and future account receivables, equipment, inventory and other goods, documents of title, general intangibles, investment property, and real estate of Copperweld.	9,410,373	7,168,524
Total	$27,083,973	$12,871,884

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The Company paid off its two short term loans with outstanding balances of $5,703,360, in the first quarter of 2008 and obtained four new short term loans with balances of $17,673,600 at September 30, 2008 at annual interest rate of 8.96% which are due in February and March 2009.

Copperweld maintains a revolving line of credit through Wells Fargo Bank with a limit of $12.8 million and an outstanding balance of $9,410,373 at September 30, 2008, the Company deposits the cash collections from its customers against the outstanding account balance of the line of credit on a daily basis. Copperweld UK maintains a revolving line of credit with a limit of approximately $1,539,600 (or ₤750,000) but had no balance outstanding at September 30, 2008. Both lines of credit expire in 2010.

Current portion of long term debt, which represents the loan that was originated May 2003 and due on April 10, 2008 at an annual rate of 5.58%, secured by the Company’s land use right and building, were all paid off on April 29, 2008, total outstanding as of September 30, 2008 and December 31, 2007 amounted to $0 and $10,968,000.

Name of Lender	September 30, 2008	December 31, 2007
	(Unaudited)
ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%, secured by the Company’s land use right and building	$-	$5,484,000

ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%, secured by the Company’s land use right and building	-	5,484,000
Total current portion of long term debts	-	$10,968,000

Total interest expense on the revolving credit line, short term and long term loans for the three months ended September 30, 2008 and 2007 was $529,507 and $496,775, of which $5,164 and $42,946 respectively was capitalized. Total interest expense for the nine months ended September 30, 2008 and 2007 amounted to $1,651,946 and $1,552,575, of which capitalized interest for construction projects amounted to $67,976 and $200,474, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 10 – Notes payable

Notes payable consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Senior secured convertible notes (“Convertible Notes”) , bearing interest at 3% per annum, maturing on January 24, 2012, convertible to common stock at an initial conversion price of $7.00 per share	$5,000,000	$20,000,000

Guaranteed senior secured floating rate notes (“HY Notes”) maturing between July 24, 2009 to January 24, 2012	40,000,000	40,000,000

Notes payable total	$45,000,000	$60,000,000

$5,000,000 HY notes will mature on July 24, 2009 and is reclassified to current portion of notes payable on the Balance Sheet as of September 30, 2008.

On January 24, 2007, the Company and Citadel Equity Fund Ltd. ("Citadel") entered a Notes Purchase Agreement. On January 29, 2007, the Company closed a $60 million financing with Citadel.  In this transaction, Citadel purchased

(i) floating rate $40 million principal amount (less 3% Notes Discount and 4% commission for proceeds of $37,200,000) of guaranteed senior secured floating rate notes (“HY Notes”) due between July 2009 to January 2012 and

(ii) $20 million principal amount (less 4% commission for proceeds of $19,200,000) of the Company’s 3% senior secured convertible notes (“Convertible Notes”) due 2012, which are convertible into shares of the Company's common stock at an initial conversion price of $7.00 per share.

The HY notes bear interest at LIBOR (approximately 3.98% at September 30, 2008) + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007. The interest on the HY Notes and Convertible notes are payable semi-annually in arrears in January and July. See below for discussion of swap agreement changing variable interest to 8.3% fixed.

Management completed its review of the accounting for the transactions and concluded the conversion option does not qualify as an embedded derivative under FAS 133 nor does it qualify for fair value treatment under EITF 00-19 or beneficial conversion treatment under EITF 98-5 and 00-27.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

Additionally, if there was no NASDAQ listing by the eighteenth month from the issue date of the HY Notes and Convertible Notes, the Company must pay liquidated damage in the amount of 3.3% of the principal amount of the Notes. The Company’s shares of common stock commenced trading on the NASDAQ Global Market on August 31, 2007 and therefore, no penalties were incurred.

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
SEPTEMBER 30, 2008
(Unaudited)

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

The indenture, notes purchase agreement and investor rights agreement related to the HY Notes and Convertible Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of its subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, the Company is required to comply with certain financial covenants, including maintenance of a fixed charge coverage ratio of at least 2.0 and maintenance of a leverage ratio not exceeding 5.5. Management believes the Company was in compliance with all of these covenants as of September 30, 2008.

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

As of December 31, 2007, the Company had $20 million Convertible Notes and $40 million HY notes, a total of $60 million long term notes payable outstanding. On January 8, 2008, Citadel converted $15.0 million of the Convertible Notes into 2,142,857 shares of common stock. As of September 30, 2008, the Company had $5 million Convertible Notes and $40 million HY notes, for a total of $45,000,000 long term notes outstanding, of which, $5 million HY Notes will be due on July 24, 2009 and become current liability as of September 30, 2008. Deferred commissions on long term notes amounted to $3,450,842 (of which $1,462,500 was due to Kuhn's verdict as explained in Note 19) as of September 30, 2008 and $2,946,740 as of December 31, 2007. Amortized commission for the three months ended September 30, 2008 amounted to $262,497 (of which, $112,500 was due to Kuhn's verdict as explained in Note 19) and $ 162,082 for the three months ended September 30, 2007, respectively. Amortized commission for the nine months ended September 30, 2008 and 2007 amounted to $2,495,898 (of which $1,537,500 was due to Kuhn's verdict as explained in Note 19) and $ 491,178 for the nine months ended September 30, 2007, respectively. Interest for the three months ended September 30, 2008 and 2007 was $995,071 and $1,227,345, respectively. Interest on long term notes for the nine months ended September 30, 2008 and 2007 amounted to $2,504,659 and $3,423,252 respectively. Both amortized commission and interest on long term notes are recorded as interest expense.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The Company cannot estimate the possibility of the conversion of the $5 million Convertible Notes outstanding as of September 30, 2008. If the $5 million Convertible Notes outstanding are not converted at maturity, January 24, 2012, the Company will have to repay the principal of $5 million and an additional redemption cost of $5,305,158.

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

On April 10, 2007, effective January 24, 2007, the Company entered a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $3,000,000 if the exchange rate for RMB to USD falls below 6.5 and to $5,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge. In July, 2008, the Company placed the $1,000,000 deposit with MLCS to secure the agreement.

Since its effective date, the fair value of this Swap agreement changed to a payable of $5,305,993 on September 30, 2008, and a payable of $8,515,396 on December 31, 2007, respectively. For the three and nine months ended September 30, 2008, changes in fair value of the Swap resulted in an decrease in the liability and a gain to other comprehensive income of $3,940,908 and $3,209,403, respectively; For the three and nine months ended September 30, 2007, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $3,738,571 and $4,610,090, respectively, net of taxes.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

The Company had cross currency hedge receivable amounting to $55,322 as of September 30, 2008 and $706,170 as of December 31, 2007. The total loss from derivative transactions for the three months ended September 30, 2008 was $32,482 and the gain for the three months ended September 30, 2007 was $286,245. The total gain from derivative transactions for the nine months of year 2008 and 2007 was $322,707 and $1,088,768, respectively. For the nine months ended September 30, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness of the swap transaction.

Note 12 – Supplemental disclosure of cash flow information

Total interest paid for the nine months ended September 30, 2008 and September 30, 2007 amounted to $ 5,895,129 and $ 3,860,845, respectively.

Total income tax paid for the nine months ended September 30, 2008 and September 30, 2007 amounted to $2,907,756 and $0, respectively.

Convertible notes totaling $15,000,000 were converted into 2,142,857 shares of common stock at $7.00 per share, on January 8, 2008.

Note 13 – Accumulated other comprehensive income

The components of accumulated other comprehensive income are as follows.

Accumulated other comprehensive income:	Amount
Balance, December 31, 2007	$4,015,930
Unrealized loss on marketable securities	22,301
Foreign currency translation gain	14,062,515
Change in fair value of derivative instrument	3,209,403
Balance, September 30, 2008	$21,310,149

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 14 - Earnings per share

The following is information of net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$9,046,950	$8,233,326	$23,898,292	$20,190,717
Add: Interest expense for convertible note	24,750	150,000	77,399	400,000
Deduct: Loan issuance cost	(194,742)	-	(194,742)	-
Net income for diluted earnings per share	$8,876,958	$8,383,326	$23,780,949	$20,590,717

Weighted average shares used in basic computation	27,387,302	22,263,618	27,263,638	21,422,610
Diluted effect of warrants, option and convertible note	1,059,484	3,191,253	1,337,599	2,912,816
Weighted average shares used in diluted computation	28,446,786	25,454,871	28,601,237	24,335,426

Earnings per share
Basic	$0.33	$0.37	$0.88	$0.94
Diluted	$0.31	$0.33	$0.83	$0.85

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for three months diluted EPS calculation	Shares excluded for nine months diluted EPS calculation	Reason for exclusion
10/23/2007	Common stock held in escrow		100,000	100,000	Common stock issued under the Company's name
11/30/2007	Warrants	16.80	100,000		Anti-diluted
10/29/2007	Options	17.94-20.94	148,750	148,750	Anti-diluted
10/29/2007	Options	16.44	81,250		Anti-diluted
11/13/2007	Options	16.36	10,000		Anti-diluted
4/10/2008	Options	15.04	17,000		Anti-diluted
5/21/2008	Options	20.04	50,000	50,000	Anti-diluted
6/25/2008	Options	23.25	84,000	84,000	Anti-diluted

100,000 shares of common stock held in escrow were excluded from both the basic and diluted earnings per share calculation, since the shares were issued under the Company’s name.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Warrants representing 100,000 shares issued on November 30, 2007 at an excise price of $16.80 were excluded from the diluted earnings per share calculation due to the anti-diluted effect for the three months ended September 30, 2008.

Options representing 148,750 shares granted on October 29, 2007 at an excise price of $17.94 to $20.94 were excluded from the diluted earnings per share calculation due to the anti-diluted effect for the three months and nine months ended September 30, 2008.

Options representing 81,250 shares granted on October 29, 2007 at an excise price of $16.44 were excluded from the diluted earnings per share calculation due to the anti-diluted effect for the three months ended September 30, 2008.

Options representing 10,000 shares granted on November 13, 2007 at an excise price of $16.36 were excluded from the diluted earnings per share calculation due to the anti-diluted effect for the three months ended September 30, 2008.

Options representing 17,000 shares granted on April 10, 2008 at an excise price of $15.04 were excluded from the diluted earnings per share calculation due to the anti-diluted effect for the three months ended September 30, 2008.

Options representing 50,000 shares granted on May 21, 2008 at an excise price of $20.04 were excluded from the diluted earnings per share calculation due to the anti-diluted effect for the three months and nine months ended September 30, 2008.

Options representing 84,000 shares granted on June 25, 2008 at an excise price of $23.25 were excluded from the diluted earnings per share calculation due to the anti-diluted effect for the three months and nine months ended September 30, 2008.

Note 15 - Stockholders' Equity

(A)	Series A and Series B Convertible Preferred Stock

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

(B)	As of September 30, 2008, the Company had outstanding:

(1)	27,503,885 shares of common stock, including 100,000 shares in escrow, par value $0.006.
(2)	Warrants purchasing 332,124 shares of common stock with exercise prices of $3.11 per share, expiring December 2011.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

(3)	Warrants purchasing 100,000 shares of common stock with exercise prices of $16.80 per share, expiring November 2011.

(C)	During the nine months of 2008, the following activities were recorded:

(1) (2)
On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights under the “Convertible Notes” indenture and received 2,142,857 in exchange for $15.0 million in debt with an exchange factor of $7.00 in debt for each share of stock.

Warrants representing 44,873 shares initially issued on January 30, 2006 were exercised at a price of $3.11 per share of common stock during the quarter ended September 30, 2008.

The Company has 332,124 warrants exercisable at $3.11 and 100,000 warrants exercisable at $16.80 outstanding as of September 30, 2008.

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Life (years)	Average Exercise Price	Number	Average Remaining Life (years)

$3.11	332,124	3.25	$3.11	332,124	3.25
$16.80	100,000	3.17	$16.80	100,000	3.17

The following is a summary of the warrant activities:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted -Average Exercise Price	Average Remaining Contractual Life
Balance, January 1, 2007	2,480,944	2,480,944	$3.57	5.00 years
Granted	-	-
Forfeited	-	-
Exercised	(2,056,015)	(2,056,015)	$3.67
Balance, at September 30, 2007	424,929	424,929	$3.11	4.25 years
Granted	100,000	100,000	$16.80
Forfeited	-	-	-
Exercised	(47,877)	(47,877)	$3.11
Balance, at December 31, 2007	477,052	477,052	$5.98	4.00 years
Rounding adjustments	(55)	(55)
Granted	-	-	-
Forfeited	-	-	-
Exercised	(44,873)	(44,873)	$3.11
Balance, at September 30, 2008	432,124	432,124	$6.28	3.25 years

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 16 – Stock based compensation

On May 21 and June 7, 2007, the Company issued 500,000 and 150,000 options to four executives and three independent directors, respectively, both for a service period of two years starting from the grant date. The vesting period is two years for both grants. These options were not awarded pursuant to the 2007 Stock Incentive Plan.

On September 27, 2007, the Company granted to Mr. Chris Wenbing Wang a non-qualified stock option to purchase 125,000 shares of its Common Stock vesting immediately at an exercise price of $13.70 and terminating in five (5) years from the grant date. The option grant was approved by the Compensation Committee of the Board of Directors of the Company in consideration of Mr. Wang’s efforts on behalf of the Company. Mr. Wang may exercise his option after the effective date of the Schedule 14 C that was filed with the Securities and Exchange Commission in connection with the approval of the grant by the majority stockholder of the Company.

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

On April 10, 2008, the Company issued 17,000 options to Mr. Nathan J. Anderson, the Director of Investor Relations. The vesting period is one year.

On May 21, 2008, the Company issued 50,000 options to Mr. John Francis Perkowski, the Director of Board. The vesting period is two years.

On May 29, 2008, we executed a Separation Agreement accepting the resignation of Mr. John Christopher Finley as our chief operating officer. Under the terms of the Separation Agreement, Mr. Finley’s options will continue to vest for six months following the execution of the agreement. Further, Mr. Finley will have 15 months from the date of execution to exercise his vested options. As a result, total of 95,000 unvested options were forfeited.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

In the second quarter of 2008, one other executive resigned, resulting in 41,667 unvested options forfeited.

On June 25, 2008, the Company issued 84,000 options to Copperweld employees. The vesting period is half year.

As of September 30, 2008, options held by executives, directors and employees representing 1,074,333 shares were outstanding, of which, 795,154 were vested.

The fair values of stock options granted to the executives and the independent directors were estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Expected	Expected	Dividend	Risk Free	Grant Date
	Life	Volatility	Yield	Interest Rate	Fair Value
Executives	2.0 yrs	50%	0%	1.84% - 4.57%	$3.08 - $5.33
Independent Directors	2.0 yrs	50%	0%	2.41% - 4.57%	$3.64 - $5.84
Employees	0.5 yrs	50%	0%	2.82%	$4.11

-	Volatility: One year historical volatility of our stock is 58%. Adjustment is made based on volatility of industry peers average which is 31%, to arrive at 50% as expected volatility.

-	Dividend Yield: The expected dividend yield is zero. The Company has not paid a dividend and does not anticipate paying dividends in the foreseeable future.

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

The fair value of the stock option granted to the executives was $3.08 - $5.33 per share on the date of grant.  The fair value of the stock option granted to the independent directors was $3.64- $5.84 per share on the date of grant. The fair value of the stock option granted to the employees was $4.11 per share on the date of grant.

Stock compensation expense is recognized based on awards expected to vest. There were no estimated forfeitures as the Company has a short history of issuing options. SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

As of September 30, 2008, the 790,333 executive options, 200,000 director options and 84,000 employee options issued had fair values of approximately $3,336,171, $838,729 and $345,151 respectively. The Company recognized $1,437,557 of compensation expenses in general and administrative expenses for the nine months ended September 30, 2008.

As of September 30, 2008, the total compensation cost related to stock options not yet recognized was $1,126,707 and will be recognized over the weighted average life of 2 years.

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2007	-	-	-
Granted	775,000	12.4	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, at September 30, 2007	775,000	12.4	$1,201,250
Granted	335,000	$18.6	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2007	1,110,000	$14.3	$12,075,850
Granted	151,000	21.3	-
Forfeited	(186,667)	$16.3	-
Exercised	-	-	-
Balance, September 30, 2008	1,074,333	$14.9	-

Following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	408,333	0.64 years	$12.30	333,333	$12.30
$11.75	150,000	0.68 years	$11.75	107,805	$11.75
$13.70	125,000	0.99 years	$13.70	125,000	$13.70
$16.44 - $20.94	230,000	1.08 years	$18.69	149,253	$16.40
$16.36	10,000	1.12 years	$16.36	9,372	$16.36
$23.25	84,000	0.25 years	$23.25	43,111	$23.25
$15.04	17,000	0.53 years	$15.04	8,033	$15.04
$20.04	50,000	1.64 years	$20.04	19,247	$20.04
Total	1,074,333			795,154

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 17 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve.

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

Note 18 – Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $111,087 and $21,473 in contributions of employment benefits for China employees in the nine months period ended September 30, 2008 and September 30, 2007, respectively.

US employees are provided a 401(k) plan where in the nine months period ended September 30, 2008, employer contributions totaled $105,286.

Copperweld UK operates a defined contribution pension scheme for employees. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The company made $24,941 in contributions of employment benefits in the nine months period ended September 30, 2008.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
(Formerly Fushi International, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

Note 19 - Commitments and contingencies

As discussed in Note 11, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for RMB to US Dollars drops below certain levels, the Company will be required to deposit up to $5,000,000. In July 2008, the Company deposited the $1,000,000 with MLCS to secure the agreement..

On December 11, 2007, the Company received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. against the Company in the United States District Court, District of Connecticut on November 27, 2006.  The Action seeks declaratory judgment concerning the interpretation and enforceability of specific terms of the engagement letter agreement for private placement services, dated May 27, 2005, by and between Kuhns Brothers, Inc. and the Company, which the Company terminated in September 2006.  The Company believes that the plaintiffs’ claims are without merit and intends to vigorously defend the Action. On October 4, 2007, the Company had signed an escrow agreement with Kuhns Brothers & Co., Inc., the Company had put $1,000,000 restricted cash and 100,000 shares of common stock in escrow. On August 5, 2008, the Company received verdict from the United States District Court that Kuhns is entitled to recover a total of $7,197,793.97. The court ruling was recorded as a contingent liability of $7,197,794 and was allocated to the following: (a) $710,544 was expensed immediately in second quarter of 2008; (b) $3,000,000 was recorded as Deferred commissions on long term notes (also explained in Note 10) and is being amortized over the remainder of the long term note’s life, $112,500 and $1,537,500 was amortized for the three and nine months ended September 30, 2008, $1,462,500 was outstanding as Deferred commissions on long term notes as of September 20, 2008; (c) $3,487,250 was allocated to Additional Paid in Capital. The Company is in the process of appealing the case.

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

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi Copperweld, Inc. (formerly Fushi International, Inc.), (ii) Fushi Holdings, Inc.(formerly Diversified Product Inspections, Inc.) (“Fushi Holdings”), (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iv) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (v) Copperweld Bimetallic, LLC and (vi) Copperweld Bimetallics UK, LLC

Overview

We are a leading manufacturer of bimetallic products in the world. Our principal bimetallic products include Copper-Clad Aluminum, or CCA, which combines the conductivity and corrosion resistance of copper with the light weight and relatively low cost of aluminum, and Copper-Clad Steel, or CCS, which combines the conductivity of copper with the strength of steel. We have served approximately 300 customers in 30 countries from our facilities in Dalian, PRC, Fayetteville, Tennessee and Telford, U.K and we enjoy a worldwide presence that combines the Fushi brand recognition in China with the worldwide recognition of the Copperweld brand.

Bimetallic wire is used in applications such as distribution lines for telecommunication networks, cables for the wireless industry, automotive and consumer products, video and data applications, electrical power cables, wire components for electronic devices, building wire, as well as other industrial wires. In many applications, the value of bimetallic wire is based on advantages other than the economies of bimetallics versus solid copper. Weight considerations strongly favor CCA because the end user can expect approximately 2.6 times the length with the same weight as solid copper. Wire is sold by weight but is typically used by length. The additional length increases the value of CCA. Other advantages include the resistance factor. Signals travel over the surface of the wire. With bimetallic wire, the resistance characteristics of the inner core and the exterior of copper differ so that feed back that causes “ghosting” and interference experienced with solid copper can virtually be eliminated with bimetallic wire.

Weight is a major concern in some applications where the end product is portable, such as cell phones, music players, etc. and in automotive applications. We believe that the use of much lighter bimetallics will continue to offer opportunities for these applications. The size of the potential markets is difficult to measure. However, as an example, according to the International Organization of Vehicle Manufacturers estimates that 73 million cars and commercial vehicles were produced in 2007. If five pounds of CCA was installed in ten percent of the 2007 production, over 16,500 tons of CCA would be needed on an annual basis.

CCS combines the functionality of copper with the strength of steel to provide a higher value, stronger alternative to solid copper for use in coaxial drop cables for cable television, utility applications including ground cables and tracer wire, automotive wiring harnesses and other applications requiring specific levels of conductivity and higher levels of tensile strength. Copperweld CCS is synonymous with copper-clad steel and is registered as Copperweld®. Traditionally the telecom industry has been the primary user of our bimetallic products; however, the utility, automotive and consumer goods market sectors are providing strong demand for copper-clad products. Both CCA and CCS products are available in a large variety of sizes, conductivities and strengths for the different applications specified by our customers.

Our products are effectively “engineered composite conductors”. We do not produce commodity products and are not subject to the same pricing effects of pure commodity metals. Our customers purchase and use our products for their physical and/or conductive qualities, which have their respective application advantages, with cost savings being an added incentive. While the pricing volatility of our raw materials, especially copper, is a primary cause of cost variations in our products, changes in raw material costs do not materially affect our earnings per share. Although an increase in the price of raw materials may serve to reduce our gross margins as a percentage of net sales, a decline in raw material prices will increase our gross margin as a percentage of net sales. As is typical in the industry, we pass the cost of price changes in our raw materials to our customers rather than the percentage changes; therefore, the impact on earnings per share from volatile raw material prices is minimal.

Factors driving and affecting operations results include raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, variations in the mix of products, production capacity and utilization, working capital sufficiency, availability of credit and general market liquidity, patent and intellectual property issues, litigation results and legal and regulatory developments, and our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage volatile raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs, and attract, motivate and retain key personnel to manage our operational, financial and management information systems.

Highlights for the quarter ended September 30, 2008 include:

-
Continued expansion of sales in the utility industry from both Dalian and Fayetteville.  Utility shipments during the third quarter of 2008 increased 3,653 tons over the same quarter in 2007. Dalian accounted for 473 tons of the increase and the remainder was as a result of the Copperweld acquisition. We have strengthened our relationship with a major supplier to the utility market in the US and added personnel with contacts in Eastern Europe, the Middle East and in North Africa that we expect to continue to increase our sales of ground wire applications within the utility market beginning with the first quarter of 2009.

-
Our CCA flat wire project continues to produce sales in the PRC while we continue to enhance its potential uses through additional development in our R&D department. The use of CCA in flat wire applications offers greater value than copper wire because of its reduced weight and lower cost while it maintains conductivity standards required by utility companies.  We believe that the CCA KM line that began operation in Dalian during the second quarter of this year, using Copperweld’s cladding technology, will allow us to improve the quality of our bimetallic flat wire and enable us to produce larger diameter flat wire products for the PRC markets.

Current global economic environment

The current global economic environment has created uncertainty for most commercial enterprises, including Fushi Copperweld, Inc.  We are assessing the current financial environment on a daily basis from our study of financial data published in the market place, discussions with our customers regarding their current and future purchasing plans and through discussions with our suppliers and others with some insight within the financial realm in order to develop a better perspective of the future opportunities for our company. At this time, we believe that our sales will continue to grow because of the infrastructure development in the PRC and throughout Asia albeit at a slower rate than anticipated in prior periods. Notwithstanding the current lower cost of copper, bimetallic products continue to offer price breaks for our targeted applications when compared to solid copper.

Effects of copper prices

Copper prices have fallen to 2005 levels since the close of the third quarter of this year. The Shanghai copper price for one month delivery was $4,880 on November 3, 2008. Bimetallic products appear more attractive when copper prices are higher in relation to the cost of the core material; however, we began successfully selling CCA in Dalian in 2002 when copper prices were well below $1,650 per ton. Comparatively, copper prices are much more favorable than when we began producing bimetallic products in Dalian. Additionally, our Copperweld subsidiary has been producing and selling bimetallic wire since 1915. We believe that we can successfully sell bimetallic products primarily because:

-	CCA contains 85-90% less copper, depending on the application, while CCS averages 70% less copper than conventional copper wire.
-
Bimetallics uses less copper but offers materially the same utility and functionality as solid copper wire; therefore, we believe that our CCA and CCS products provide a superior value compared to solid copper wire in a wide variety of applications.

Copper prices have varied significantly and may vary significantly in the future because the copper industry is highly volatile and cyclical in nature. This affects our business both positively and negatively. As our products are a substitute for pure copper wire, higher copper prices increase demand for our products, while lower copper prices can decrease demand. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. Typically, we mitigate the impact of changing raw material prices by passing changes in prices to our customers by adjusting prices at least monthly to reflect changes in raw material prices, as is customary in the industry. We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

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

The price of copper impacts our operations in two significant ways. First, copper is one of the principal raw materials used in manufacturing our products. The trend for copper prices during the first nine months of 2008 was generally increasing before taking a significant downturn in October 2008. The majority of our sales occur in the PRC where the Shanghai market is a better measure of our copper costs. During the period beginning with October 6 through November 3, 2008 the one month delivery price for Shanghai copper averaged $5,871 per ton. For comparative purposes, the monthly average for Shanghai copper with one month delivery during 2003, our first full year of operations, was $1,316 per ton. We successfully sold bimetallics at prices much lower than the market prices on November 3, 2008. The trend for the average price on the Shanghai market reflected an increase in price during the first nine months of 2007 compared with a generally flat price over the first nine months of 2008. The segment of the market that views bimetallics from a pure economic advantage sees bimetallics as more advantageous when copper prices are higher but, we have successfully sold copper at lower copper prices than we have in the current environment.

When the prices of raw materials increase, we pass those increases through to our customers. Conversely, when raw material prices decline, we pass those savings through to our customers as well. The practice of passing changes in raw material costs to our customers is not a perfect hedge against fluctuating prices, but it allows us to protect our net margin as measured by net income or by earnings per share since our sales prices are determined at the time the sales order is received. In Dalian we regularly make advance payments to our suppliers to lock in copper supplies with the side benefit of locking in prices when copper prices are increasing. At September 30, 2008, we had outstanding advances to raw material suppliers of $25 million, primarily in Dalian. In Fayetteville, some suppliers of copper cathode require us to pay for the shipments at the cathode stage even though the copper must be further processed which locks in the cost of our future supply. In neither location are we attempting to forecast the cost of copper or other raw materials, nor are we attempting to hedge the changing costs of raw materials.

The second way that the price of copper influences our operations is that our products are used as a viable substitute for solid copper. Historically, when there is a large differential between the price of copper and aluminum, demand for our product increases. When the differential narrows, demand for our product may moderate. However, cost is not the only factor affecting the demand for our copper-clad products. Our expanding markets such as the automotive and utility industries have factors driving their demand for bimetallic products other than cost. Our products have advantages over copper as discussed in earlier paragraphs. So, while price is a factor, price alone does not drive our business.

The two other major components in our products are aluminum and steel. The monthly average cost of aluminum for the third quarter of 2008 increased over third quarter 2007 levels by approximately $367 per ton but compared to copper, aluminum has been stable. The following chart, based on the Comex aluminum spot price, monthly average, shows that the average Comex price for aluminum remained above levels for previous periods included in the chart. During the quarter ended September 30, 2008, the average cost for aluminum purchased by the Dalian facility was $2,373 per ton and $3,769 per ton by Fayetteville. As with copper, we do not attempt to predict future prices for aluminum, but rather cover our risk by passing changes in the costs of aluminum to our customers.

The cost of steel varies by the type of steel that is used for the various applications. The average price of Benchmarker Hot Rolled, East US index remained relatively stable over the three years prior to 2008 as shown in the following chart. Steel continues to be the lowest price raw material by weight of our principal metals; however, during 2008 and especially through August, the average price of steel has increased significantly. Steel prices began to decline in September. Steel used by the Fayetteville facility over the past three years was less than one-half the cost of aluminum and was between one-eighth and one-fifth the cost of copper. Our Dalian facility purchased an insignificant amount of steel because we primarily produce CCA in Dalian.

Outlook for the remainder of 2008

We have a fundamentally positive long-term view for our industry despite the current financial turmoil.  With respect to the overall business trend for the remainder of 2008, the explosive sales growth in the PRC has slowed and we believe the global liquidity crisis will impact all businesses. However, our strong balance sheet and liquidity position should allow us to not only weather the current economic environment but potentially benefit and continue to execute growth strategies and pursue the numerous global opportunities. Specifically, to address the slowdown:

•	We are talking with customers, suppliers and pursuing other resources on a daily basis to determine the exact extent of the impact on our business.
•
We continue to believe that the economic benefits of our bimetallic products as well as their superior performance characteristics in our target markets will sustain the attractiveness of our products versus solid copper

•	Our sales and marketing focus is on broadening our customer based in order to compensate for changes in demand in market segments
•	Our research and development and production divisions are improving and developing our products beyond telecom, enabling our sales group to broaden its focus to more sectors.
•	We have strengthened our sales force dedicated to Europe, the Middle East and Northern Africa to levels similar to what we have had in Asia and the Americas.
•	We are continuing to build the level of product knowledge and skill levels of our sales groups in Dalian and in Fayetteville.
•
Our sales group, with its new leadership, additional experienced personnel and expanding agent network, is now prepared to increase our penetration in geographic areas where we were making limited contact in the past.

•
We are reducing costs in all three locations during the fourth quarter. The work force in Dalian will be cut by approximately 20% and through a reduction in salaried employees and a reduction to a 32 hour work week in Fayetteville, we expect to realize a costs savings in excess of 20%. We have negotiated a reduction in occupancy expense in at our Telford location.

Additionally, in Fayetteville, we will have added capacity to deliver stranded ground wire utility products during the fourth quarter. This additional capacity was originally expected in the third quarter but was delayed to the fourth quarter due to a delay in delivery of critical bearings for an additional strander. The sales focus has been directed towards increasing our penetration of the utility market with grounding products in North America, Europe, North Africa and the Middle East. The declining trend in copper prices that gained momentum after the close of the third quarter is a factor that may affect our sales growth; however, the superior tensile strength, greater resistance to impulses created by lightening strikes and resistance to theft offers both cost benefits as well as superior performance benefits to utility companies worldwide. Our Fayetteville sales initiatives include joint sales with the agents of major utility suppliers where for the first time, our sales staff have direct interface with the end user utilities providing both a more directed sales opportunity and sales training for the agents. We expect to have CCS production capacity installed in our Dalian plant by the second quarter of 2009. We have begun training our sales staff for selling CCS produced in Dalian.

Results of Operations

We acquired Copperweld with manufacturing operations in Fayetteville, Tennessee and Telford, U.K. on October 29, 2007. As a result, our results of operations for the quarter ended, and nine-month period ended, September 30, 2007 do not reflect any results of operations from Copperweld. The presence of the Copperweld operations during the comparable periods in 2008 made a meaningful contribution to the 2008 results of operations and should be considered in reviewing results for comparable periods.

Quarter Ended September 30, 2008

The following table shows, for the periods indicated, information derived from our consolidated statement of income.

	Three Months Ended		Nine Months Ended
	September		September
	2008	2007	2008	2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of Good Sold	73.5%	67.1%	73.2%	64.8%
Gross Profit	26.5%	32.9%	26.8%	35.2%

Operating Expenses:
Selling Expenses	1.9%	0.6%	1.8%	0.7%
General and Administrative Expenses	5.4%	4.5%	6.3%	5.8%
Total Operating Expense	7.3%	5.1%	8.1%	6.5%

Operating Income	19.2%	27.8%	18.7%	28.7%

Interest Income	0.3%	1.8%	0.3%	1.4%
Interest Expense	-2.8%	-4.8%	-4.1%	-6.1%
Gain on Derivative Instrument	-0.1%	0.9%	0.2%	1.4%
Other Income	-0.1%	0.0%	0.0%	0.2%
Other Expense	0.0%	0.0%	-0.1%	-0.1%
Total Other Expense	-2.7%	-2.1%	-3.7%	-3.2%

Income Before Taxes	16.5%	25.7%	15.0%	25.5%
Provision for Income Taxes	2.3%	0.0%	1.7%	0.0%

Net Income	14.2%	25.7%	13.2%	25.5%

Other Comprehensive Income:
Foreign Currency Transactions Adjustment	3.0%	7.0%	7.8%	6.6%
Change in Fair Value of Derivative Instrument	6.2%	-11.7%	1.8%	-5.8%

Comprehensive Income	23.3%	21.1%	22.8%	26.3%

Comparison of the Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,
In Millions	2008	2007	Change
Sales	$63.82	$32.01	$31.81	99.4%

Sales increased 99.4% over the same quarter one year earlier. 27.2% of this increase was due to the acquisition of Copperweld in October of 2007. The remainder was due to an increase in volume of 2,155 tons sold during the third quarter of 2008 compared to the third quarter of 2007. The increase in volume was driven by internal growth.

Gross Margin

	Three Months Ended September 30,
	2008	2007	Change
Gross Margin (in millions)	$16.9	$10.5	$6.4	60.4%
As a Percentage of Sales	26.5%	32.9%	-6.4%

Gross margin increased $6.4 million or 60.4% quarter over quarter. The gross margin for the third quarter 2008, as a percentage of net sales declined from 32.9% to 26.5% compared to the third quarter of 2007 due primarily to lower margins contributed by the Fayetteville and Telford facilities acquired in October 2007 as well as a decline in gross margin in Dalian. The cost of good sold increased from 67.1% of net sales for the three months ended September 30, 2007 to 73.5% at September 30, 2008. When the increasing cost of raw materials is passed to the customer in the form of higher prices, gross margin as a percentage of net sales declines.

Selling Expenses

	Three Months Ended September 30,
(in millions)	2008	2007	Change
Selling Expenses	$1.2	$0.2	$1.0	545.0%
As a Percentage of Sales	1.9%	0.6%	1.3%

Selling expense increased by $1.0 million or 545.0% for the quarter ended September 30, 2008 compared to the same quarter of 2007 because of the acquisition of Copperweld in October 2007 and an increase in our selling expenses in Dalian associated with the increase in sales at that location. Selling expenses increase primarily because of increases in transportation and travel costs, which include shipping costs, in Dalian resulting from increased sales volume. Selling expenses increased in total, but as a percentage of net sales, increased from 0.6% of net sales for the 2007 quarter to 1.9% of net sales during the third quarter of 2008.

General and Administrative Expenses

	Three Months Ended September 30,
(in millions)	2008	2007	Change
General and Administrative Costs	$3.4	$1.4	$2.0	136.2%
As a Percentage of Sales	5.4%	4.5%	0.8%

General and administrative expenses increased by $2.0 million or 136.2% during the third quarter of 2008 compared to the third quarter 2007. As a percentage of net sales, general and administrative expenses increased 0.8% to 5.4% from 4.5% for the third quarter of 2007. Professional expense increased over the comparable quarters because general and administrative costs for Copperweld are included in the 2008 quarter but not in the 2007 quarter. Additionally, salaries expense was higher due to an increase in personnel in our Dalian plant required to produce and deliver the increased sales volume at that location. During the third quarter of 2008, non-factory depreciation and amortization of $440,548 and amortization of intangible assets of $98,071 were included in general and administrative expenses, compared with $337,543 during the third quarter of 2007.

Interest Expense

	Three Months Ended September 30,
(in millions)	2008	2007	Change
Interest Income	$0.2	$0.6	$(0.4)	-68.7%
Interest Expense	$(1.8)	$(1.5)	$0.3	18.2%
Net Interest Expense	$(1.6)	$(1.0)	$0.7	69.5%
Net Interest Expense as a % of Net Sales	2.5%	3.0%	-0.4%

Net interest expense increased by approximately $700,000 or 69.5% during the third quarter of 2008 compared to the third quarter of 2007 largely as a result of a reduction in interest bearing cash account balances, inclusion of Fayetteville’s working capital line in the 2008 period but not for 2007 and an increase in short term bank loans in Dalian.

Net Income

	Three Months Ended September 30,
(in millions)	2008	2007	Change
Net Income Before Taxes	$10.5	$8.2	$2.3	27.8%
Provision for Income Taxes	$1.5	$-	$1.5	1.0%
Net Income	$9.0	$8.2	$0.8	9.9%
Net Income as a % of Net Sales	14.2%	25.7%		-11.5%

Net income for the three month period ending September 30, 2008 was $9.0 million compared to $8.2 million for the comparable period in 2007, an increase of approximately $800,000 or 9.9%. Net income as a percentage of net sales declined from 25.7% for the prior period to 14.2% because of increases in selling, and, the provision for income taxes of $1.5 million and because of historically lower gross margins from Fayetteville, Telford and Dalian operations during the period. As is more fully described in the section “Taxation” below, we became liable for PRC income taxes on our Dalian operation during 2008.

Earnings Per Share

	Three Months Ended September
	2008	2007
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	9,046,950	8,233,326
Basic Weighted Average Number of Shares	27,387,302	22,263,618
Net Income per Share—Basic	$0.33	$0.37
Net Income for Diluted Earnings Per Share	8,876,958	8,383,326
Diluted Weighted Average Number of Shares	28,446,786	25,454,871
Net Income per Share—Diluted	$0.31	$0.33

Basic and diluted earnings per share (EPS) for the quarter ended September 30, 2008 were $0.33 and $0.31, compared to $0.37 and $0.33 for the third quarter last year.

Shipments by Product

	Three Months Ended September 30,
Tons in Thousands	2008	2007	Change
CCA	7.7	5.1	2.6	51.8%
CCS	2.2	0.0	2.2	100.0%
Other	0.2	0.1	0.1	126.6%
Total	10.1	5.2	4.9	95.1%

For the three month period ended September 30, 2008, we shipped just under 10,100 tons, an increase of 95.1% over the three month period ended September 30, 2007 as a result of internal growth in shipments from Dalian and from the acquisition of Copperweld.

Shipments by Industry

	Three Months Ended
	September 30,				Percentage of Total
(Tons in thousands)	2008	2007	Change		2008	2007
Telco	4.5	3.5	1.0	27.6%	44.8%	68.5%
Utility	4.7	1.5	3.1	202.4%	46.3%	29.9%
Auto	0.2	-	0.2	100.0%	2.0%	0.0%
Other	0.7	0.1	0.6	729.6%	6.8%	1.6%
Total	10.1	5.2	4.9	95.0%	100.0%	100.0%

Shipments to telco declined to 44.8% of total shipments for the three months ended September 30, 2008 compared to 68.5% of total shipments for the quarter ended September 30, 2007. However, shipments to telco increased by 27.6% or approximately 1,000 tons during the third quarter of 2008 compared to the third quarter of 2007. Shipments to the utility industry increased to 46.3% of total shipments for the quarter ended September 30, 2008 from 29.9% of total shipments for the quarter ended September 30, 2007. The increase in shipments was a result of increased shipments from Dalian and from the acquisition of Copperweld.

	Three Months Ended September 30, 2008
	Dalian		Fayetteville		Telford
	Tons Shipped	% of Tonnage	Tons Shipped	% of Tonnage	Tons Shipped	% of Tonnage
Telco	3.4	33.4%	1.1	11.2%	0.03	0.3%
Utility	3.8	37.7%	0.8	7.8%	0.08	0.8%
Auto	-	0.0%	0.2	1.8%	0.02	0.2%
Other	0.2	1.6%	0.5	5.2%	-	0.0%
Total	7.3	72.7%	2.6	26.1%	0.12	1.2%

During the third quarter of 2008, Dalian shipped 72.7% of total shipments, Fayetteville 26.1% and Telford 1.2%. Utility became the largest industry segment for Dalian and the company as a whole accounting for 46.3% of total tons shipped. Telco accounted for 44.9% of total tons shipped. (Slight difference may result from rounding)

Nine Months Ended September 30, 2008 and 2007

Net Sales

	Nine Months Ended September 30,
(in millions)	2008	2007	Change
Net Sales	$180.4	$79.2	$101.2	127.6%

Net sales increased for the first nine months of 2008 by $101.2 million or 127.6% over the level of net sales for the first nine months of 2007. The increase in sales resulted from the acquisition of Copperweld in October 2007 and from continuing growth in the Chinese market. Approximately 72.5% of sales for the first nine months were generated through Dalian with the remainder coming from Fayetteville and Telford.

Gross Margin

	Nine Months Ended September 30,
(in millions)	2008	2007	Change
Gross Margin	$48.4	$27.9	$20.5	73.6%
Gross Margin as a % of Net Sales	26.8%	35.2%		-8.4%

Our gross margin increased by $20.5 million or 73.6% during the first nine months of 2008 compared to the same period in 2007 due to the increase in sales. Dalian’s gross margin as a percentage of sales declined from 36.0% for the nine months ended September 30, 2007 to 32.5% of the nine month period ended September 30, 2008. Historically lower margins in Fayetteville are a factor in the reduction of gross margin.

Selling Expenses

	Nine Months Ended September 30,
(in millions)	2008	2007	Change
Selling Expenses	$3.3	$0.6	$2.7	486.0%
Selling Expenses % Net Sales	1.8%	0.7%		1.1%

Selling costs increased by approximately $2.7 million or 486.0% for the first nine months of 2008 compared to the first nine months of 2007 because of including selling expenses for Copperweld in the most recent nine month period and from increases in shipping and sales costs in Dalian to accommodate greater sales volumes in the PRC. As a percentage of net sales, selling expenses were 1.8% of the first nine months of 2008 compared to 0.7% in 2007.

General and Administrative Expenses

	Nine Months Ended September 30,
(in millions)	2008	2007	Change
General & Administrative Expenses	$11.3	$4.6	$6.7	147.1%
G&A Expense % of Net Sales	6.3%	5.8%		0.1%

General and administrative expenses increased during the first nine months of 2008 by $6.7 million or 147.1% compared to the same period in 2007. The major factor in the increase during the current period is the acquisition of Copperweld in October 2007 followed by increases in compensation expenses associated with sales growth in Dalian. As a percentage of net sales, general and administrative expenses increased from 5.8% of net sales in the first nine months of 2007 to 6.3% of net sales for 2008. Non factory depreciation of $1.3 million and amortization of intangible assets of $256,722 were included in general and administrative expenses for the nine months ended September 30, 2008, compared to $756,487 and $174,627, respectively, for the same period during 2007.

Interest Expense

	Nine Months Ended September 30,
(in millions)	2008	2007	Change
Interest Income	$0.5	$1.1	$(0.5)	50.7%
Interest Expense	$(7.4)	$(4.8)	$2.6	53.9%
Net Interest Expense	$(6.9)	$(3.7)	$3.1	84.0%
Net Interest Expense as a % of Net Sales	-3.8%	-4.7%	0.9%

Net interest expense increased by $3.1 million or 84% during the nine month period ended September 30, 2008 compared to the similar period during 2007. $2.2 million was the result of accruing for the contingent loss under the Kuhns Brothers’ verdict as described in Note 19 to the financial statements The remainder was the result of a decrease in interest bearing deposits and an increase in short term bank borrowings in Dalian and inclusion of Fayetteville’s working capital line of credit in the 2008 but not in the 2007 period. The increases in borrowings resulted from an increase in accounts receivable, inventories and receivables. As a percentage of net sales, interest expense decreased from 4.7% for the first nine months of 2007 to 3.8% during the comparable period of 2008.

Selected Balance Sheet Data at September 30, 2008 (unaudited) and the year ended December 31, 2007:

	Selected Balance Sheet Data
	30-Sep-08	31-Dec-07
(in millions)	Unaudited		Change
Cash	$50.0	$79.9	$(29.9)	-37.4%
Accounts Receivable, net	$50.0	$23.6	$26.4	111.8%
PP&E	$107.8	$87.2	$20.6	23.6%
Total Assets	$294.6	$246.5	$48.1	19.5%
Short Term Debt	$32.1	$12.9	$19.2	149.3%
Long Term Debt	$40.0	$60.0	$(20.0)	-33.3%
Shareholders' Equity	$198.6	$144.3	$54.3	37.6%

Our financial condition continues to improve as measured by an increase of 37.6% in shareholders’ equity during the first nine months of 2008. Cash decreased 37.4% during the quarter and our accounts receivable increased by 111.8% as a result of increased sales volume. Property, plant and equipment increased by 23.6% during the nine months ended September 30, 2008 compared to the prior year end. Short term debt increased by 149.3% as a result of an increase in short term borrowings and the movement of $5.0 million in long term debt due in July 2009 from long term debt to short term. Long term debt declined by 33.3% because $5.0 million of the $40.0 million in high yield notes becomes due in July 2009, less than one year from the period ended September 30, 2008.

Net Sales by Product

Net sales were $180.4 million during the first nine months of 2008 compared to $79.2 during the first nine months of 2007. Sales growth came primarily from the acquisition of Copperweld as well as from sales growth in Dalian. Tons delivered increased 60.2% in Dalian period over period. Total shipments increased by 16,400 tons or 127.1% during the nine months ended September 30, 2008 compared to the same period of 2007. The majority of CCS shipments are from the Fayetteville and Telford locations.

	Nine Months Ended September 30,
Tons in thousands	2008	2007	Change
CCA	22.3	12.6	9.7	77.0%
CCS	6.0	0.0	6.0	100.0%
Other	0.9	0.3	0.6	200.0%
Total	29.2	12.9	16.3	126.4%

Net Sales by Industry

	Nine Months Ended
	September 30,				Percentage of Total
(Tons in thousands)	2008	2007	Change		2008	2007
Telco	14.3	8.2	6.1	75.0%	49.1%	63.6%
Utility	13.0	4.4	8.6	194.4%	44.3%	34.2%
Auto	0.4	-	0.4	100.0%	1.4%	0.0%
Other	1.6	0.3	1.3	441.0%	5.3%	2.2%
Total	29.3	12.9	16.4	127.0%	100.0%	100.0%

We are expanding our sales to the utility market. During the nine month period ended September 30, 2008, our sales to the utility segment increased by 8,600 tons. Shipment to the utility segment increased from 34.2% of total shipments for the nine months ended September 30, 2007 to 44.3% of total shipments for the same period in 2008. Shipments to the telecom segment increased by 75.0% or by 6,100 tons and declined from 63.6% of total shipments to 49.1% when comparing the first nine months of 2007 to 2008.

The following table presents shipments by categories among our facilities:

	Nine Months Ended September 30, 2008
	Dalian		Fayetteville		Telford
Tons in thousands	Tons Shipped	% of Tonnage	Tons Shipped	% of Tonnage	Tons Shipped	% of Tonnage
Telco	10.4	35.7%	3.8	13.0%	0.10	0.3%
Utility	9.5	32.6%	3.2	10.9%	0.23	0.8%
Auto	-	0.0%	0.3	1.0%	0.11	0.4%
Other	0.5	1.7%	1.1	3.6%	0	0.0%
Total	20.5	70.0%	8.3	28.5%	0.44	1.5%

Dalian shipped 70.0% of total tonnage produced during the first nine months of 2008 with shipments to the telecom market contributing 35.7% and sales to the utility market contributing 32.6% of total volume. Fayetteville shipped 28.5% of total tonnage split between telecom at 13.0% and utility with 10.9%. Auto was 1.4% for the first nine months of 2008; however, historically, the majority of sales to this segment have been made during the last quarter of the year. Telford shipped 1.5% of total tonnage split between telecom, utility and auto.

Capacity

The following table summarizes installed capacities and outputs for the nine month period ended September 30, 2008. Capacity is stated on an annual basis while output is the amount of product shipped during the first nine months of 2008. Telford’s production does not include cladding and the numbers reflect CCS that was further processed by Telford during the period.

	Nine Months Ended September 30, 2008
	Dalian		Fayetteville		Telford
	Capacity	Output	Capacity	Output	Capacity	Output
CCA	34,000	19,975	12,400	2,356		-
CCS	800	12	16,300	5,682	900	341
Other		500		3		101
Total	34,800	20,487	28,700	8,041	900	442

At September 30 2008, we had combined annual production capacity for CCA of 46,400 metric tons and CCS cladding capacity of 17,100 metric tons on an annual basis based on our product mix at September 30, 2008. Installed capacity can increase or decrease based on the size of the rod used in the cladding operation for CCA and on the conductivity engineered into the CCS production. We installed a remanufactured Copperweld CCA clad line in Dalian and began CCA production on the new line at the end of the first quarter 2008. We ordered a new CCA cladding line in April and expect to have the new, additional CCA capacity installed in Dalian during the first quarter of 2009. The decision to purchase a new clad line versus refurbishing an existing line was made on the basis of costs. The estimated cost to refurbish a line from Fayetteville was approximately the same as purchasing a new machine. We plan to have CCS cladding capacity installed in Dalian by the end of 2008. One CCS clad line and two additional drawing machines from Fayetteville have been refurbished and will be shipped to and installed in Dalian with production expected early in 2009. Two CCS drawing machines are installed in Dalian and are ready for the clad lines to begin production. We modified our plan to move two CCS clad lines to Dalian and now plan to retain one CCS clad line in Fayetteville and ship one to Dalian for installation during the first quarter of 2009. The decision to retain one CCS clad line in Fayetteville was based on projected increases in sales to the utility industry based on an agreement with a major supplier to the utility industry and the addition of persons experienced with the utility industry in Europe, the Middle East and North Africa.

Our products are engineered products rather than commodities; therefore, the selling prices of our products are dependent upon diameter, tensile strength, conductivity and other factors specified by each customer. For example, Dalian’s prices may be lower than Fayetteville’s for CCA because our products sold for telecom may require less engineering and fewer manufacturing processes than for products sold in Fayetteville, based on application. Both Dalian and Fayetteville sell a variety of CCA products and the price for each variety varies based on the composition of the product and the amount of manufacturing required and the ratio of copper to aluminum. As with CCA, the average selling price of CCS varies by product type primarily based on the amount of copper in the product and the amount of manufacturing required.

Product Mix

	Percentage of Sales
	Period Ended September 30,
	2008	2008	2007	2007
Based on Tons	Quarter	Nine Months	Quarter	Nine Months
CCA	76.5%	77.1%	98.3%	98.4%
CCS	21.5%	20.8%	0.0%	0.0%
Other	2.0%	2.1%	1.7%	1.6%
Total	100.0%	100.0%	100.0%	100.0%

The chart above illustrates the growth of CCA as a percentage of tons sold comparing the quarters and nine month periods ended September 30 2008 for the combined facilities and 2007 for Dalian only. The demand for our CCA products in the PRC continued to grow during the third quarter and nine months ended September 30, 2008 compared to the same periods in 2007. Our acquisition of Copperweld added CCS production and some additional contribution to CCA shipments during the 2008 period.

Customers

For the nine months ended September 30, 2008, no customer accounted for ten percent (10.0%) or more of sales. During the first nine months of 2008, our largest five customers together accounted for 19.8% of our sales based on tons and 19.0% based on net sales compared to 40.2% based on tons and 27.8% based on net sales during the same period in 2007. Only one customer exceeded 5.0% of sales during the nine months ended September 30, 2008. Our ten largest customers represented 32.0% of tons sold and 30.9% of net sales for the first nine months of 2008. The top ten customers represent 73.5% of net accounts receivable at September 31 2008. Our strategy is to continue to expand and diversify our customer base in future periods. We believe this increased diversification significantly limits our market risk and gives us a stronger base on which to expand. We further believe our overall customer composition and the concentration of our top customers will continue to change as we expand our business and seek to shift our product sales portfolio to higher margin products. However, the loss of, or significant reduction in orders from any of our largest customers may have a material adverse impact on our financial condition and operating results. We are continuing to expand and consolidate the direction of our combined sales and marketing group in order to focus our resources on diversification of our customer base, product mix and geographic presence to mitigate customer concentration risk. Our objective is to focus on expanding our existing business relationships by offering a wider range of products and building new sales relationships throughout the world with our expanded sales organization.

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

Geography

Geographically, a substantial portion of our customers served by our Dalian sales force is based in the PRC. Some of our customers are US based corporations that have established subsidiaries operating inside the PRC. Several of these corporations were former customers of our Fayetteville facility but now place orders through their subsidiaries located in the PRC. We categorize these orders as domestic orders within the PRC. On the other hand, most of our customers served by our Fayetteville and Telford based sales group are located in the Americas, Europe, Africa, Asia, excluding the PRC and the Middle East. We are transferring most of our Asian customers to our PRC based sales group in order to provide more efficient customer service. As a result, we anticipate that most of our net sales will continue to be derived from sales to our Asian customers. We anticipate that our sales growth can continue worldwide because of our working capital base, our combined sales force, our production capacity and our commitment to innovative research and development of our existing products and for developing new products.

	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)
China	$125,585,203	$77,769,677
USA	38,650,665	-
Europe	8,177,409	-
Other countries	7,955,806	1,468,740
Total sales	$180,369,083	$79,238,417

Cost of Goods Sold

	Components of Cost of Goods Sold
	Nine Months Ended September 30,
	2008	2007
Cost of Goods Sold	100.0%	100.0%
Primary Material Cost	86.4%	91.7%
Accessorial material cost	1.5%	2.1%
Labor	4.3%	1.2%
Manufacturing Overhead	7.8%	5.0%

The cost structure changed for the 2008 period compared to the 2007 period with the addition of the Copperweld facilities in the 2008 period. The increase in labor and overhead associated with the historically higher costs in Copperweld reduced the cost of raw materials as a percentage of total cost of goods sold.

	COGS as a % of Net Sales For
	Nine Months Ended September 30,
	2008	2007
Cost of Goods Sold	73.2%	64.8%
Primary Material Cost	64.5%	59.5%
Accessorial material cost	1.1%	1.3%
Labor	3.2%	0.8%
Manufacturing Overhead	5.8%	3.3%

Cost of goods sold as a percentage of net sales increased almost 10% between the nine month period ended September 30, 2007 and the nine month period ended September 30, 2008, reflecting the increase in raw material costs and higher labor and overhead costs resulting from the acquisition of Copperweld in October 2007. In addition to higher raw material costs, another major change between the two periods is in labor costs.

Suppliers

Our top five suppliers provided 63.1% of our raw materials for the nine months ended September 30, 2008. Two suppliers each provided more than 10.0% of our purchases. During the nine months ended September 30, 2007, our top five suppliers provided 96.0% of raw materials and two suppliers provided 48.3% or more of our supplies. As of September 30, 2008, our advances to these suppliers were $25,012,572, all of which was current. As of September 30, 2007, our advances to the major five suppliers were $9,877,729. We have numerous suppliers and continually review our purchase practices to assure that we are not relying on too few suppliers. The same review also assures that we are purchasing our raw materials at competitive market prices.

Taxation

U.S. income tax

Fushi Copperweld, Inc. (formerly Fushi International, Inc.) is incorporated in the State of Nevada, Fushi Holdings is incorporated in the State of Delaware, Copperweld Bimetallics, LLC is chartered in the State of Delaware and Copperweld Bimetallics UK, Ltd., is registered in the United Kingdom. Prior to the acquisition of Copperweld, we conducted substantially all our operations through our PRC operating subsidiaries. With the acquisition of Copperweld, we have a manufacturing facility and administrative offices located in Fayetteville, Tennessee, USA and in Telford, England, UK. We are subject to taxation on our net taxable income in the PRC, the US and the UK. We did not provide for United States income tax liability during the first nine months of 2008 because we have sufficient tax loss carry forwards to offset any taxable income earned during the period. We have a tax loss carry forward asset arising from tax losses because Fushi had US expenses during prior periods but its revenue produced in PRC was not considered taxable income. No provision for US income tax was accrued on the earnings of our non-US operations because the earnings generated from our non-U.S. operating companies are generally subject to United States taxation only when such earnings are repatriated to the United States. Additionally, we believe that we will not generate any significant amount of US income tax liability under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

P.R.C. enterprise income tax

During the nine month period ended September 30, 2008, our PRC chartered subsidiaries continued to produce taxable income for PRC tax purposes. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, “Foreign Invested Enterprises”, or FIEs, established in the PRC were generally subject to an “Enterprise Income Tax”, or EIT, rate of 33% prior to January 1, 2008. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an EIT.

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

A provision for PRC income taxes was made during the nine month period ended September 30, 2008 in the amount of $4,446,247. No provision was made for the nine month ended September 30, 2007.

U.K. income tax

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. The provision for income tax for the nine months ended September 30, 2008 and 2007 was $0 for both periods.

Net Income

	Nine Months Ended September 30,
(in millions)	2008	2007	Amount	% Change
Net Income Before Taxes	$27.1	$20.2	$6.9	34.0%
Provision for Income Taxes	$3.2	$-	$3.2	100.0%
Net Income Before Taxes	$23.9	$20.2	$3.7	18.4%
Net Income as a % of Net Sales	13.2%	25.5%	-12.2%

Net income for the nine month period ended September 30, 2008 increased approximately $6.9 million from approximately $20.2 million for the period ended September 30, 2007 representing an increase of 34.0%. Net income for the current nine month period was 13.2% of net sales compared to 25.5% for the same period for the prior year. The decline in net margin quarter over quarter results primarily from the provision for income taxes and from the historically lower margins from Fayetteville and Telford.

Earnings Per Share

	Nine Months Ended September
	2008	2007
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$23.9	$20.2
Basic Weighted Average Number of Shares	27,263,638	21,422,610
Net Income per Share--Basic	$0.88	$0.94
Net Income for Diluted Earnings Per Share	$23.78	$20.59
Diluted Weighted Average Number of Shares	28,601,237	24,335,426
Net Income per Share--Diluted	$0.83	$0.85

Basic and diluted earnings per share for the nine months ended September 30, 2008 were $0.88 and $0.83 compared to $0.94 and $0.85 for the same period in 2007. The weighted average number of shares outstanding to calculate basic EPS was 27.3 million and 21.4 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 28.6 million and 24.3 million for the same periods.

Foreign Currency Translation Gains

The value of the USD versus the RMB continued to decline during the first nine months of 2008. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $14.1 million for the first nine months of 2008 compared to a gain of $5.3 million for the first nine months of 2007. the same period last year. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.

Prior to acquiring Copperweld, materially all of our revenues and a majority of our expenses were denominated in RMB Yuan. For our operations in the PRC, the income statement accounts were translated at 1 RMB Yuan to 0.14625 USD in third quarter, 0.14372 in the second quarter and 0.13977 in first quarter of 2008 and balance sheet amounts with the exception of equity at September 30, 2008 were translated at 1 RMB Yuan to 0.14728 USD.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. At September 30, 2008, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital or capital expenditure requirements for our locations outside the PRC. To mitigate the difficulties of moving funds, we plan to maintain and expand our working capital lines for Fayetteville and Telford as necessary as our sales increase and our working capital needs grow, subject to conditions in the lending markets. Further, we believe our sources of liquidity are sufficient to fund current working capital requirements, planned capital expenditures, and other short-term operating and corporate strategies in PRC. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix and economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.

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

In summary, our cash flows were:

	Nine Months Ended September 30,
(in millions)	2008	2007
Net cash provided by operating activities	$(20.8)	$5.2
Net cash used in investing activities	$(16.4)	$(40.6)
Net cash provided by financing activities	$2.1	$59.0
Effect of exchange rate on cash	$5.3	$2.0
Cash and cash equivalents at beginning of period	$79.9	$20.5
Cash and cash equivalents at end of period	$50.0	$46.0

For the nine months ended September 30, 2008, net cash provided by operating activities was a deficit of $20.8 million compared to cash provided of $5.2 during the same period in 2007. The difference in net cash provided was primarily attributable to increases of $25.0 million in accounts receivable, $22.1 in advances to suppliers, and $7.9 million in inventories. These reductions were offset to some degree by earnings of $23.9 million and an increase in accounts payable of $2.5 million.

For the nine months ended September 30, 2008, net cash used in investing activities was $16.4 million, and was primarily attributable to $15.5 million in property and equipment purchases, $3.1 million used as advances for purchase of equipment and $1.7 million used to purchase land use rights. The reduction was partially offset by the sale of marketable securities.

For the nine months ended September 30, 2008, net cash provided by financing activities was $2.1 million, which was primarily attributable to $16.9 million in bank loans and an increase in our revolving line of credit of $2.3 million mostly offset by repayments on bank loans of $17.3 million.

At September 30, 2008, our cash balance was $50.0 million compared to $79.9 million at December 31, 2007.

Our long-term financing strategy is principally to rely on internal sources of funds for investing in plant, equipment and acquisitions, although we may elect to leverage our strong balance sheet with debt financing. We believe that our liquidity and financial flexibility are adequate to support both current and future growth. Like all businesses, we are assessing the current financial environment on a daily basis from financial data published in the market place, discussions with our customers regarding their current and future purchasing plans and through discussions with our suppliers and others with some insight within the financial realm in order to develop a better perspective of the future opportunities for our company. At this time, we believe that our sales will continue to grow because of the infrastructure development in the PRC and throughout Asia albeit at a slower rate than anticipated in prior periods. In future periods, as a result of our acquisition of Copperweld, we believe we can realize significant savings on capital expenditures by moving under utilized equipment to locations with a need for that equipment. We anticipate that our working capital requirements may increase as a result of the expanded scale of the combined business, continued increases in sales, potential increases in the price of copper and our other raw materials over the longer term, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 to 18 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Considering the current global liquidity shortage, there can be no assurance that such finding will be available when needed, or, if available, that it will be available on terms acceptable to the Company.

On August 5, 2008, a judgment was entered in the Kuhns matter (See Part II, Item 1 Litigation) awarding the plaintiffs $7.2 million and our financial statements were adjusted in the prior period and will be affected in future periods accordingly. We have appealed the decision, and will continue to vigorously defend against these claims which we believe to be without merit; however, we have no assurance that we will prevail in our appeal. Should we ultimately be required to pay the plaintiffs the amount of the judgment, the payment will have an impact upon our liquidity and working capital. We believe that the payment, should it be required, will not adversely affect our ability to fund our working capital needs or to fund our capital expenditure needs.

On January 24, 2007, the Company and Citadel Equity Fund Ltd. ("Citadel") entered a Notes Purchase Agreement (the “Notes Purchase Agreement”). Pursuant to the terms of the Notes Purchase Agreement, the Company offered and sold and Citadel purchased (a) $40,000,000 of the Company’s Guaranteed Senior Secured Floating Rate Notes due between July 2009 to January 2012 (the “HY Notes”), of which, $5 million will due on July 24, 2009 and become current liability as of September 30, 2008 and (b) $20,000,000 of the Company’s 3.0% Senior Secured Convertible Notes due 2012 (the “Convertible Notes” and collectively with the HY Notes, the "Notes"). The details of the indentures are available in the Company’s Current Report on Form 8-K filed with the Commission on January 26, 2007. The Convertible Notes allow the holder to convert the debt to common stock at a conversion rate of $7.00 for each share. On January 8, 2008, Citadel converted $15.0 million in debt to 2,142,857 shares of our common stock.

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

On June 1, 2008, John Christopher “Chris” Finley’s resignation as Chief Operating Officer was accepted and an agreement was reached where Mr. Finley will consult with the Company for a period of twelve months. Mr. Finley’s duties included oversight of manufacturing operations, global sales and research and development. As of September 30, 2008, no one had been named to replace Mr. Finley as Chief Operating Officer. General and production managers of our manufacturing facilities have assumed responsibility for manufacturing operations and Dwight Berry was employed as Vice President for Commercial Development where he oversees global sales and research and development. Other duties have been assumed by President Wenbing Chris Wang. We may choose to name a Chief Operating Officer at some future date; however, presently all responsibilities are effectively assumed by other managers within the company.

During the third quarter of 2008, Three of the companies acquired on October 29, 2007 were dissolved:

1. Copperweld Holdings, LLC a North Carolina limited liability company.  This company had no liabilities and its only asset was the ownership of Copperweld Bimetallics, LLC, which the ownership rights were transferred to Fushi Copperweld, Inc. on October 29, 2007

2. Copperweld Bimetallics International Holdings, LLC a Delaware limited liability company was established to hold the partnership interest in the Tongling joint venture which has been dissolved.  This company was a shell company with no assets or liabilities at the time the joint venture was dissolved.

3. International Manufacturing Equipment Suppliers, LLC a North Carolina limited liability company.  This company was not an affiliate of the Copperweld companies. This company was formed by the prior owner of Copperweld Bimetallics to facilitate the transfer of equipment to the Tongling joint venture.  As noted above, the Tongling joint venture has been dissolved.  This company had no assets or liabilities at the time of the dissolution.

Critical Accounting Policies

There have been no changes in our critical accounting policies or significant accounting estimates as disclosed in our 2007 Annual Report on Form 10-K Note 2 in the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

Off-balance sheet arrangement

None

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

We are primarily exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2008 and did not employ any commodity price derivatives during the quarter ended September 30, 2008.

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

The RMB is currently freely convertible under the “current account”, which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account”, which includes foreign direct investment. In addition, commencing on July 21, 2005, China reformed its exchange rate regime by changing to a managed floating exchange rate regime based on market supply and demand with reference to a basket of currencies. Under the managed floating exchange rate regime, the RMB is no longer pegged to the US Dollar. The exchange rate of the RMB against the US Dollar was adjusted to 8.11 RMB per US Dollar as of July 21, 2005, representing an appreciation of about 2%. The People’s Bank of China will announce the closing prices of foreign currencies such as the US Dollar traded against the RMB in the inter-bank foreign exchange market after the closing of the market on each business day, and will make such prices the central parity for trading against the RMB on the following business day. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the U.S. dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. We recognized a foreign currency translation adjustment of approximately $1.9 million for the quarter and $14.1 million for the nine months ended September 30, 2008.

Interest Rate Risk

We are primarily exposed to interest rate risk arising from 6 months LIBOR rate on which the interest rate for our Guaranteed Senior Secured Floating Rate Notes due 2012 (HY Notes) totaling $40 million or 48% of our total debt, is based. If there was a hypothetical 1% change in the 6-month LIBOR interest rate, the net impact to earnings would be approximately $0.4 million on an annualized basis.

In order to mitigate our exposure to volatility in interest rates and foreign currency exchange rates associated with the HY Notes, on April 10, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”). The Swap, with a notional principal value of $40 million, converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payments in arrears on July 24 and January 24 and matures earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. The Company uses this derivative instrument only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

The fair value of the Swap is determined on an annual basis with the assistance of third party provided calculations which reflect the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. For the fiscal year ended December 31, 2007, changes in fair value of the Swap designated and effective as cash flow hedge resulted in an increase in the liability and a loss to other comprehensive income of $8.5 million, net of taxes. For the quarter ended and the nine month period ended September 30, 2008, the Swap resulted in a liability of $5.3 million and a gain to other comprehensive income of $3.9 million and $3.2 million, respectively. On July 24, 2008, the most recent interest payment date, the Company received cash in the amount of $235,180 from MLCS, which was recorded as a gain from derivative transactions. As of September 30, 2008, the Company had a cross currency hedge receivable amounting to $55,322. For the quarter and nine month period ended September, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

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

The Company also has outstanding senior convertible notes that may be converted into the Company’s common stock. On January 8, 2008, the convertible notes holder elected to convert $15.0 million of the $20 million convertible notes into common shares. The Company cannot estimate the possibility of the conversion of the $5 million convertible Notes outstanding as of September 30, 2008. If the $5 million Convertible Notes outstanding as of September 30, 2008 are not converted at maturity, January 24, 2012, the Company will have to repay the principle of $5 million and an additional redemption cost of $5,305,158.

Under SFAS 157, the Company used Level 2 inputs for its valuation methodology for the $40 million HY note and $5 million convertible notes payable and outstanding, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close. The estimated fair value of the Company’s outstanding HY notes and convertible notes was $39.3 million at September 30, 2008.

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

Inflation Risk

Prior to 2007, China had not experienced significant inflation, and thus inflation did not have a material impact on our results of operations; however, the Consumer Price Index (CPI) in China has experienced significant growth in both 2007 and 2008. According to the National Bureau of Statistics of China (NBS) (www.stats.gov.cn), the change in CPI in China was 3.9%, 1.8%, 1.5%, and 4.8% in 2004, 2005, 2006 and 2007, respectively. In the first three quarters of 2008, according to NBS, CPI rose significantly by 7.0% (4.6% growth in September and its month-on-month change down by 0.3%), 2.9% higher than that in the same period last year, and was, however, 0.9% lower than that in the first half of this year. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

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

PART II

Item 1. Legal Proceedings

On August 5, 2008, a judgment was entered in a matter filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp. and Kuhns Brothers & Co. Inc. in the United States District Court of the District of Connecticut awarding the plaintiffs $7.2 million, and our financial statements were adjusted in the prior period accordingly. We have appealed the decision, and will continue to vigorously defend against these claims which we believe to be without merit; however, we have no assurance that we will prevail in our appeal. Should we ultimately be required to pay the plaintiffs the amount of the judgment, the payment will have an impact upon our liquidity and working capital. We believe that the payment, should it be required, will not adversely affect our ability to fund our working capital needs or to fund our capital expenditure needs.

Item 1A. Risk Factors

Political and economic factors may adversely affect our business and financial results

Trade, monetary and fiscal policies, and political and economic conditions may substantially change, and credit markets may experience periods of constriction and volatility. When there is a slowdown in the economy, construction spending and interest rates may decrease with a corresponding impact on our businesses. Customers may react to worsening conditions by reducing their spending on projects using our products. The availability of financing, even to borrowers with the highest credit ratings, may limit our flexibility to access short-term debt markets to meet liquidity needs. In addition, certain types of investments may not be available to us or become too risky for us to invest, which may reduce the interest we earn on company funds. If any of these circumstances remain in effect for an extended period of time, there could be a material adverse effect on our financial results and liquidity.

Disruptions in world financial markets and the resulting governmental action of the United States and other countries could have a material adverse impact on our ability to obtain financing, our results of operations, financial condition and cash flows and could cause the market price of our common shares to decline.

The United States and other countries are experiencing deteriorating economic trends and may be entering into a recession. For example, the credit markets worldwide and in the United States have experienced significant contraction, de-leveraging and reduced liquidity, and the United States government and foreign governments have either implemented or are considering a broad variety of governmental action and/or new regulation of the financial markets. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements.

Recently, a number of financial institutions have experienced serious financial difficulties and, in some cases, have entered bankruptcy proceedings or are in regulatory enforcement actions. The uncertainty surrounding the future of the global credit markets has resulted in reduced access to credit worldwide and inability of many parties to obtain trade finance, including letters of credit. Major market disruptions and the current adverse changes in global market conditions, and the regulatory climate in the United States and worldwide, may adversely affect our business or impair our ability to borrow funds as needed. The current market conditions may last longer than we anticipate. These recent and developing economic and governmental factors may have a material adverse effect on our results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.

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

FUSHI COPPERWELD, INC.

Date: November,14, 2008	BY:
Wenbing Chris Wang
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.