Form 10-K
period 2008-12-31
Fushi Copperweld, Inc.
filed 2009-03-16
CIK 710846

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market on March 13, 2008 was approximately $58,610,873.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock on March 16, 2009 was 27,799,034.

  DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders to be held in May of 2009 is incorporated by reference in Part III to the extent described therein.

FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

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

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi). According to the Federal Reserve Bank, http://www.ny.frb.org/, as of December 31, 2008, US $1.00 =6.8225 yuan (or 1 yuan = US$ 0.14657).

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi Copperweld, Inc. (formerly Fushi International, Inc.), (ii) Fushi Holdings, Inc. (formerly Diversified Product Inspections, Inc.) (“Fushi Holdings”), (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iv) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (v) Copperweld Holdings, LLC, (vi) Copperweld Bimetallic, LLC (“Copperweld”), (vii) Copperweld Bimetallics UK, LLC, and (viii) Copperweld International Holdings, LLC.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Fushi Copperweld, Inc. is the global leader in developing, designing, manufacturing, marketing, and distributing bimetallic wire products, principally copper-clad aluminum and copper-clad steel. Our products are primarily focused on serving end-user applications in the telecommunication, electrical utility, and transportation (including automotive) markets.  Our products are engineered conductors, rather than commodity products, that offer favorable end-use characteristics.  These characteristics include one or more of the following: weight savings, increased flexibility of end-products, increased tensile strength, increased theft resistance, and equivalent RF resistance qualities, when compared to solid copper or solid aluminum conductors. We add value through innovative design and engineering, excellence in manufacturing, superior product quality, and our commitment to the highest level of customer service.  With the exception of utility grounding and distribution applications, the majority of our finished products become components of a wide variety of end-use products.  Bimetallic products offer weight, strength and economic advantages as a replacement for solid copper in our targeted applications.

The People’s Republic of China (“PRC”) is the largest market for our products; however, we are a worldwide provider. During 2008, we shipped 37,291 metric tons of bimetallic products to over 300 customers in 38 countries.

Our History
We were incorporated as a Nevada company on October 6, 1982 under the name M, Inc. We changed our corporate name to Parallel Technologies, Inc. in June 1991. We were formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately-owned entity seeking to become a publicly-owned entity. In a series of restructuring transactions which began in 2005 and were completed in 2006 (the “Restructuring”), we acquired Fushi Holdings, Inc., incorporated in the state of Delaware, which is a holding company for Fushi International (Dalian) Bimetallic Cable Co., Ltd(“Fushi International (Dalian)”), organized under the laws of the People’s Republic of China (PRC). As a result of the restructuring transactions, Fushi International (Dalian) acquired substantially all of the manufacturing assets and business and controls the remaining assets and financial affairs of Dalian Fushi Bimetallic Manufacturing Co., Ltd (“Dalian Fushi”). Dalian Fushi is a limited liability company organized under the laws of the PRC, which is engaged in the manufacture and sale of bimetallic wire products. Following the restructuring, Dalian Fushi became a non-operating entity. The Restructuring is more fully described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2005.

On September 25, 2007 Fushi International entered into an LLC Membership Interest Purchase Agreement (the “Purchase Agreement”) to acquire Copperweld Holdings, LLC, a limited liability company incorporated in the state of North Carolina and the sole member of Copperweld Bimetallics, LLC, a limited liability company incorporated in the state of Delaware (“Copperweld”) and all of the issued and outstanding membership interest of International Manufacturing Equipment Suppliers, LLC (“IMES”). Copperweld is the parent company of Copperweld Bimetallics UK, LLC, a limited liability company registered in the United Kingdom and Copperweld International Holdings, LLC, a limited liability company incorporated in the state of North Carolina. We closed on the purchase agreement as of the beginning of business on October 29, 2007 with all of the Copperweld entities and IMES becoming subsidiaries of Fushi International Inc.

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

On June 20, 2008, Copperweld Holdings, LLC was dissolved and its membership interest in Copperweld Bimetallics, LLC was transferred to Fushi Copperweld, Inc.  Copperweld Holdings, LLC was a shell entity and its only asset was its membership interest in Copperweld Bimetallics, LLC.  On August 27, 2008, Copperweld International Holdings, LLC and International Manufacturing Equipment Suppliers, LLC, both shell entities without assets or liabilities, were dissolved.

Our Corporate Structure

The following diagram shows the structure of our company from an operating perspective. The top management functions reside at the Fushi Copperweld level with executive management, operations management, sales management and financial management functioning at this level.  The PRC manufacturing, while managed at the corporate level, functions through Fushi Holdings, Fushi International (Dalian) and Dalian Fushi. The US and United Kingdom manufacturing occurs through Copperweld and report to an executive at the Fushi Copperweld level.

The functions of each location are clearly defined with information reporting occurring for each entity. To facilitate management of the various operations, we upgraded our Dalian accounting software provided by UFIDA Software Co., Ltd. during 2008. We employ an Enterprise Resource Planning (“ERP”) system and a Manufacturing Execution System (“MES”) in Fayetteville and we are implementing portions of the system in Dalian during 2009. Once fully installed, the system will provide management with information that will allow us to further improve efficiencies of our operations through more effective management of our resources.

Business Operations

Fushi International (Dalian)

Through our wholly owned operating subsidiary Fushi International (Dalian), we are engaged in developing, designing, manufacturing, marketing and distributing copper cladded bi-metallic engineered conductor products, principally copper-clad aluminum wires (“CCA”). Our Dalian facility operated by Fushi International (Dalian) primarily services the Asia-Pacific region, specifically the PRC market. Through our CCA products, we believe that we are the leading provider of bimetallic wire in terms of quality, capacity, and products sold in the PRC market. We view the PRC as the fastest growing market for bimetallic wire worldwide and we expect to see our growth within the PRC continue due to organic expansion of our PRC business to assist in meeting the Chinese government’s commitment to build infrastructure, the continuing development of telecom within the PRC and the opportunities within the utility market.

In the first quarter of 2008, we expanded our product offerings and production capabilities in the PRC through the transfer of higher capacity CCA machinery which utilizes Copperweld’s superior cladding technology to our Dalian facility. In 2009, we expect to further expand our production capabilities in Dalian through additional CCA machinery and the introduction of large scale copper-clad steel (“CCS”) production capacity. Adding CCS manufacturing to our Dalian facility will increase opportunities for utility grounding sales, electrified railway applications, and CATV products.

Within the PRC, telecommunication applications currently serve as the largest market for bimetallic wire. We expect demand to remain strong and for this market to continue its growth patterns.  Our expectation is based on the belief that the PRC’s leading telecom providers will continue to see strong growth of broadband and mobile subscribers, both of which are key drivers for investment into telecommunication infrastructure.  According to Ministry of Industry and Information Technology, the mobile and broadband penetration rates in the PRC are 48.5% and 20.5%, respectively. The PRC has lower penetration levels for broadband and mobile subscribers than developed countries in North America and Europe and we believe the PRC’s telecommunication carriers will maintain their strong investment for telecommunication related infrastructure build out in 2009 as the subscriber base grows.  According to the Minister of Information, total broadband subscribers in the PRC grew approximately 25.6% for full-year 2008. Furthermore, China Mobile, China Unicom and China Telecom recently announced that they will spend RMB 400 billion over the course of 2009, 2010, and 2011 to build out the PRC’s Third Generation (“3G”) and mobile networks. According to the Ministry of Industry and Information Technology, China Mobile plans to spend RMB 58.8 billion in 2009 to build approximately 60,000 base stations and China Unicom and China Telecom will each spend approximately RMB 30 billion in 2009 to develop their WCDMA and CDMA 2000 networks, respectively.

We believe that the electrical utility market for bimetallics in the PRC is underdeveloped relative to other markets worldwide and could serve as an area of significant growth for our Dalian facility. Our expectation is based on the response by the two largest power grid operators, State Grid Corporation (SGCC) and China Southern Grid (SGC), to widespread blackouts and power shortages experienced in the PRC between 2002 and 2005. According to strategy laid out by SGCC and SGC for the Eleventh Five Year Plan, they plan to spend RMB 1,200 billion in total transmission and distribution (“T&D”) capital expenditures over a five year time period beginning in 2007. Additionally, the PRC’s recent USD $586 billion stimulus package earmarks additional funds for the build out of the national T&D grid. As we expand our product offering from our Dalian facility to include CCS and continue to develop our CCA power cable and flat wire technologies for use in low and mid-voltage T&D components, we expect to enter into additional electrical utility markets. For example, we view CCS as an ideal substitute to copper for use in grounding and electrified railway applications due its lower cost and superior strength.

Copperweld

Copperweld operates two manufacturing facilities in Fayetteville, Tennessee and Telford, England. Through these facilities we are engaged in developing, designing, manufacturing, marketing and distributing copper-cladded bimetallic engineered conductor products, principally CCA and CCS. We believe that through our operations at these two facilities our Copperweld subsidiary is the leading provider of bimetallic wire in the North American, European, Middle Eastern and North African markets.

Copperweld’s Fayetteville plant will continue to produce CCA and CCS for the growing demand in the Americas, European, Middle Eastern and African markets where we believe there to be strong growth opportunities in the electrical utility markets.

We have added additional product capabilities to our Fayetteville facility in anticipation of demand and to further our ability to provide products to end-users for battery/booster cables, automotive applications such as wiring harnesses and white goods. The new equipment allows us to draw CCA to smaller diameters and new bunching equipment will allow us to provide a wide range of configurations.

The consumer goods market is driven by both the high price of copper and by the advantages of bimetallic technology. Copperweld is working with several suppliers to appliance manufacturers and with United Laboratories to gain product approvals. Despite the decline in copper prices over the last two quarters of 2008, we believe that our products continue to provide customers with an economic incentive to convert from copper to CCA. The addition of drawing and bunching equipment will provide Copperweld with the ability to provide bulk cable to the white goods market.

Similarly, our recent addition of stranding equipment in Fayetteville will provide our Copperweld subsidiary with the ability to provide additional products to the utility market, a market where Copperweld is the dominant supplier of CCS. The additional stranding equipment will bring us closer to the customer and reduce delivery times as we bring in-house value-added product enhancements.

We started work on the above projects commencing December 2007. We purchased additional equipment for our Fayetteville plant that will enable us to expand our finishing capabilities of our products. We expect the additional stranding capacity to be commissioned and in production by March 2009 and although we are now able to produce fine wire CCA bunched products, this project won’t be fully completed until the end of the 2nd quarter 2009. All components are purchased; however we still have to complete the installation of a new Frigerio break down machine, which will supply the feedstock to this cell. We anticipate the equipment to add increased value to our products and immediately improve margins seen at our Fayetteville plant by removing third party processors from between us and our end-user customers.

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

Our Telford facility provides manufacturing, sales and service to our European, Middle East and African customers. The facility has drawing, stranding and extrusion equipment that produces bimetallic products for a wide range of markets. The CCA and CCS originates primarily from Fayetteville and is imported and finished to customer specifications. Telford’s finishing capabilities are unique to the Company and provide higher value added products

Financial Information About Geographic Areas

See Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a breakdown of our sales by region for the fiscal years ended December 31, 2008, 2007 and 2006.  The below table provides a breakdown of our long-lived assets by region for the fiscal years ended December 31, 2008, 2007 and 2006.

	Year ended December 31
(in millions)	2008	2007	2006
Total assets:
P.R.C.	$119.7	$101.4	$62.9
North American and Europe	28.4	20.4	-
Total	$148.1	$121.8	$62.9

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

Our copper-clad products offer superior value compared to copper and are increasingly utilized as customers look to add features while retaining the conductivity of copper, especially in light of increasing copper costs during early 2008. The applications base for CCA and CCS as substitutes and/or improvements over solid copper is expanding to an ever-growing variety of end-user applications on a worldwide basis.  Products manufactured by our facilities are typically used in the following products:

•
Telecommunications products – Due primarily to the signal carrying capabilities of copper at the surface of the center conductor, bimetallic wire is a standard center conductor for telecommunication applications. The primary products in this grouping include coaxial cables for CATV, trunk and distribution cables, cables for the cellular industry and telephony drop cable. We believe that we are the leading supplier of bimetallic wire for telecommunication cables in the Asia-Pacific, the Americas and Europe.

•
Utility products – Our CCA and CCS products are used for grounding applications and in power cables, transformer windings and tracer wire.  We produce single end, three wire, seven wire and 19 wire strand constructions and hybrid cables that utilize a combination of CCA, CCS and copper wires that are used in these products.

•
Transportation products – Our CCA and CCS wires are used in wiring harnesses for automobiles, trucks, motorcycles, commercial off road equipment and trailers.  We also provide bimetallic wire for aftermarket applications such as booster cables.  Automotive wiring harnesses include a variety of energy or control signal applications. Stranded CCS configurations are used in component wires for overhead wire in electrified railways.

The Bimetallic Industry

We market and sell our products directly to end-user manufacturers, and through distribution, both typically within the wire and cable industry. The bimetallic wire industry can be characterized as fast-growing on a worldwide basis and increasingly competitive, specifically in China where there is considerable fragmentation; however, beginning in the Second Quarter 2008 and continuing throughout 2008, an economic slowdown in the United States and slowing growth in certain European markets resulted in lower demand as compared to 2007. The slowdown in North America and Europe also affected wire and cable manufacturers within the PRC who relied heavily on exports to these markets for business.

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

Copper wires have historically been the dominant product for use in the wire and cable manufacturing industry due to its electrical conductivity and corrosion resistance; however, end-user manufacturers in the industry have increasingly pursued and considered alternative technologies such as bimetallics due performance and economic considerations. Relative to traditional copper wires, we believe that bimetallic wires offer greater value to end-users through its lower weight, increased tensile strength, extended life, theft deterrence and lower prices while still retaining the corrosion resistance and conductivity needs of the end-user. Because of the benefits of bimetallic wire, we believe there are substantial opportunities to capture increased market share in applications that have historically been largely dominated by solid copper wire. As the worldwide leader in bimetallic manufacturing, we possess superior cladding technologies, production capabilities, product offerings and distribution channels, which makes us well positioned to capitalize on the growing bimetallic demand worldwide.

The bimetallic wire industry is raw materials intensive with copper, aluminum and steel comprising the major cost components for products. Changes in the cost of raw materials are generally passed through to the customer, although there can be timing delays of varying lengths depending on the volatility in metal prices, the type of product, and competitive conditions.

Manufacturing Process

Manufacturing copper-clad products involves bonding copper strip to an aluminum or steel core, drawing the clad product to a finished diameter and heat treating as necessary depending upon the customer’s specifications. We use proprietary technologies developed in Dalian and Fayetteville.  We also own the worldwide rights to other technologies. These proprietary technologies allow us to produce superior copper-clad products compared to other producers. The Copperweld acquisition has allowed us to share technology between our manufacturing locations.  We have and will continue to integrate our technologies and equipment so we can better serve our customers from the location that offers the most cost effective and efficient means. Our technology base allows us to produce superior products, our combined research and development department supports continuing development and the geographical spread of our manufacturing locations improves our ability to provide superior service to our international customer base.

Research and Development

We are dedicated to improving our current products and to developing new technologies and products that will improve the performance and capabilities of bimetallic materials and allow entry into new markets. Because of our research and development ("R&D") initiatives in Dalian, we are recognized by the Dalian Municipal Government as a "new and high-technology" enterprise and have been receiving governmental funding or subsidies for our operations and R&D activities. Complimentary to our internal R&D initiatives, we also have ongoing partnerships with the University of Alabama and the Shanghai Electric Cable Research Institute (“SECRI”) to advance development of new products and production methods. Furthermore, in November 2007, we were appointed to the Copper-Clad Aluminum Executive Standards committee by the National Standardization Administration of China. As part of the Copper-Clad Aluminum Executive Committee, we assisted in drafting China’s first-ever nationwide standards for copper-clad aluminum wire and are now waiting for the standard issuing.

Quality Control

Our quality control begins with our ordering process because we believe that to produce quality products we must use high quality raw materials.  We provide our suppliers with our required specifications that apply to each category of raw material that we use.  When the raw materials arrive, our quality inspectors inspect each shipment for critical factors. During the manufacturing process, every employee has the responsibility and authority to identify non-conforming material or any material that shows manufacturing imperfections.  Inspectors test our products during and after all of the manufacturing processes.

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

We have not established reserve funds for potential customer claims because, historically, we have not experienced significant customer complaints about our products. We believe that our customer support teams, our quality assurance and manufacturing monitoring procedures will continue to keep claims at a level that does not support a need for a reserve. We review customer returns on a monthly basis and should the need ever arise, may establish a reserve fund as we expand our business by volume and products. If we were to experience a significant increase in warranty claims, our financial results could be adversely affected. See "Risk Factors - Risks Related to Our Business - We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims."

Raw Materials and Suppliers

Our principal raw materials consist of aluminum and steel rods and copper strips, which collectively accounted for approximately 84.8% of our costs of goods sold during the fiscal year ended December 31, 2008.  Changes in the prices of copper, which has an established history of volatility, directly affect the prices of our products and may influence the demand for our products. The daily selling price of copper on the COMEX averaged $3.13 per pound for 2008, a decrease of 2.8% from the average of $3.22 per pound for 2007. Particularly, the average price of copper on the COMEX dropped sharply in the last quarter of 2008 to $1.75 per pound, after averaging $3.59 per pound for the first three quarters, an increase of 10.6% over the same period in 2007.  Copper, steel and aluminum are available in the market and we have not experienced shortages even in the current tough economic climate.  We are constantly reviewing sources for raw materials to prevent shortages of these materials as we expand our business.  During 2008, copper represented 55.6% of our raw material purchases, aluminum 38.7% and steel 5.7%, respectively.

For the fiscal year 2008 our top five suppliers accounted for 65% of our raw material supply compared to 38.6% in 2007.  Our acquisition of Copperweld made additional suppliers in different parts of the world available to us so we believe that we will continue to reduce our dependence on only a few suppliers in future periods.  We are in the process of integrating and restructuring our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales.

We purchase most of our raw materials at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating raw material prices. Our raw material price risk is mitigated because we generally attempt to pass changes in raw material costs to our customers. See "Risk Factors - Risks Related to Our Business- We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance."

In addition to these short-term purchase contracts, we also purchase from our primary suppliers or other suppliers to satisfy additional raw materials needs from additional orders we did not previously project. Due to fluctuating worldwide supply and demand for our principal raw materials, we cannot guarantee that necessary materials will continue to be procured at the prices currently available or that are acceptable to our customers.  However, prices adversely affecting the supply and prices of our raw materials have an equal or greater adverse effect on producers of alternatives to our bimetallic products. We maintain multiple suppliers for each type of raw material that we use and monitor the availability of additional suppliers so that we have access to sufficient raw material sources necessary to meet customer demand.  Notwithstanding our supply availability practices, we do not have a guarantee that raw material availability will meet our demands. To the extent that our suppliers are not able to provide raw materials in sufficient quantity and quality on a timely and cost-efficient basis, our results of operations could be adversely impacted until we find other qualified suppliers.

Our increasing economies of scale as we streamline the procurement process at the corporate level will enable us to purchase materials in large volumes, offering us leverage to secure better pricing, and to a lesser degree, increasing the extent to which our suppliers rely on our purchase orders.  We believe this relationship of mutual reliance will enable us to reduce our exposure to possible price fluctuations.

Payment terms vary with each supplier. Some suppliers require payment prior to shipment, others offer varying terms from three to 30 days following shipment.  Demand for raw material in the PRC often requires that we prepay for our raw materials.  Price is often affected by our payment terms; therefore, we typically agree to shorter terms in exchange for reduced pricing for our raw materials.

Customers

Our products' target markets are manufacturers of finished wire, cable products and installers of equipment and systems which require conductive materials.  We also utilize distributors for targeted markets and products. In most cases, our customers incorporate our products into end-products that they subsequently supply to their customers. The products we manufacture are used by these end-product makers as standard components, materials or parts that are built to their specifications. Therefore, our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used. Our technical and sales staff frequently provides technical and sales support to our customers.

We do not have long-term purchase commitments from our customers and the term of our sales contracts with our customers varies from 15 days to one year.  Furthermore, these contracts normally leave certain major terms such as price and quantity of products open to be determined in each purchase order.  These contracts also allow customers to re-adjust the contract price to reflect substantial changes in market conditions such as significant raw material price movements.

We have a large customer base, with approximately 300 customers in 38 countries around the world. The geographic dispersion and large number of customers provide a diverse base of revenue sources that we believe provide additional insulation to slowing economic conditions in selected regions. As a result of our large and diverse customer base our largest customers account for an increasingly smaller, but healthy, percentage of net sales compared to past fiscal years. Our top five customers represented 18.2% and 24.6% of our net sales during the fiscal years ended December 31, 2008 and 2007, respectively on a pro forma basis. Further, we anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business and shift our product portfolio to higher-margin products; however, we can give no assurance that this will be the case.

The following table sets forth our ten largest customers in fiscal 2008:

Originating Office	2008 Sales in USD	Percentage of Total Sales
Dalian	10,077,574	4.55%
Fayetteville	8,682,315	3.92%
Fayetteville	8,545,835	3.86%
Dalian	6,713,586	3.03%
Dalian	6,270,735	2.83%
Dalian	6,133,967	2.77%
Dalian	5,275,169	2.38%
Fayetteville	4,858,052	2.19%
Dalian	4,784,115	2.16%
Dalian	4,294,241	1.94%
Total	65,635,589	29.63%

Marketing, Sales and Distribution

Our sales and marketing is a global operation. We market and sell our products through our direct sales force. In some countries we use sales agents or distributors to provide assistance with or lead our sales and distribution in selected countries.

Since the acquisition of Copperweld, we have begun integrating our sales and marketing functions on a global basis under the direction of a global sales manager.  Our extensive sales and service network covers a total of 38 countries.  A majority of the sales from our Dalian Sales and Marketing Department, consisting of 13 people, are made to PRC customers. There are five outside direct sales representatives working from the Fayetteville and Telford offices supported by four customer service representatives in addition to the global sales manager.  We offer different price incentives to encourage large-volume and long-term customers.  As a result of increasing demand for our products and as new marketing opportunities develop, we expect to increase our outside sales force by reassigning current employees and through adding additional qualified personnel, particularly in strategically significant areas such as South East Asia.  Our sales staff works closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products. Throughout 2008 and continuing into the 2009 year, we provided professional sales training to our sales force.

As an important component of our marketing activities, we attended industry-specific conferences and exhibitions to promote our products and brand name.  We also advertised in industry journals and magazines and marketed our products on the Internet.  For example, in April 2008, we participated in “Wire Dusseldorf”” exhibitions in Dusseldorf, Germany, and in October 2008, we participated in the “Wire China 2008,” the largest biannual industry exhibition in China. We believe these activities are conducive in promoting our products and brand name among key industry participants.

Product Delivery and Risk of Loss

We usually deliver our products to our customers' place of business, while in some cases customers make their own delivery arrangements. Our Shipping Departments arrange for all deliveries regardless of the delivery method.  In Dalian we have four heavy trucks and eight contracted drivers that allow us to ship up to 30 tons per day and also utilize common carriers. In Fayetteville and Telford, we use common carriers.  International shipments are arranged through several ocean freight forwarding companies.

We include shipping expenses in the purchase price of our products or as separately stated charges.  In either instance delivery costs are ultimately borne by our customers. In addition, some orders require us to purchase freight insurance on behalf of a customer in which case the cost of such freight insurance is included in the purchase price of the products.

Insurance

Product Liability Insurance

We currently do not carry product liability or other similar insurance to cover products made and shipped. While historically product liability lawsuits against the Company have been rare and we have never experienced significant failures of our products, we cannot give any assurance that we will not have exposure for liability in the event of the failure of any of our products in the future. See “Risk Factors – Risks Related  to our Business – We do not presently maintain product liability insurance in the PRC, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.”

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

Historically, our revenues were not materially impacted by seasonal variations. In the first several years of our operation, due to limited manufacturing capacity and demand that outstripped capacity, seasonality was minimal.  After the increase of our manufacturing capacities and acquisition of Copperweld, we experienced certain quarterly fluctuations in revenues due to changing and expanding customer demands from different markets.  Sales volumes out of Fayetteville, which primarily serves the North American and European markets,  are generally lower in our fourth and first quarters, due primarily to cold weather related reduction in demand for construction related products and shutdown of our facility during the year-end holidays. Additionally, the PRC historically experiences a slowdown in demand during our first quarter due to the Chinese New Year holiday. We expect these variations to continue in the future and thus, we believe it is more meaningful to focus on annual rather than interim results.

Competition

Competition in the bimetallic industry, particularly in the PRC, can be characterized by rapid growth and a concentration of manufacturers, primarily due to an accelerated replacement of copper by bimetallic products applications.  The most significant factors that affect our competitive position are:

•	the performance and cost effectiveness of our products relative to those of our competitors;

•	our ability to manufacture and deliver products in required volumes, on a timely basis and at competitive prices;

•	the superior quality and reliability of our products;

•	our customer support capabilities, both from an engineering and operational perspective;

•	excellence and flexibility in operations;

•	world leader in bimetallic products;

•	effectiveness of customer service and our ability to send experienced operators and engineers as well as a seasoned sales force to assist our customers; and

•	overall management capability.

We believe that we can differentiate ourselves by offering superior product quality, timely delivery, and better value. See "Risk Factors - Risks Related to Our Business — We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue."

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

•	Acquisitions/ Strategic Alliance. We remain aware of opportunities that develop where we have opportunities to add to our product mix and global strategies that will increase shareholder value.

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

Domain Names. We own and operate websites, under the internet domain names www.fushiinternational.com, www.fushiinternational.cn, www.copperweld.com, www.copperweldbimetallic.com, and www.fushicopperweld.com. We pay an annual fee to maintain our registrations and for a service that identifies of any potential infringement on our domain names. The information contained on our website does not form part of this report.

Government Regulation

As a global company we are subject to rules and regulations imposed by a wide range of countries and are diligent in maintaining an awareness of those rules. The common stock of Fushi Copperweld, Inc. is registered with the U.S. Securities and Exchange Commission (“SEC”) and, therefore, we are subject to U.S. rules and regulations regarding our securities and disclosure requirements. Our headquarters and a major manufacturing facility are located in the PRC and as such, we are subject to various tax and business governance rules and regulations imposed by the PRC and it political subdivisions. We also have a major operation in Fayetteville TN and are subject to various commercial and taxing regulations imposed by the US and Tennessee as well as local governments. Our UK operation is subject to rules and regulations applicable to businesses operating in Great Britain. Failure to comply with the various government regulations can have a negative impact on our company; therefore we are diligent in our compliance with these rules and regulations.

In addition, our common stock is traded on the NASDAQ stock exchange. NASDAQ, while not having the force of governmental regulations, imposes significant corporate governance and reporting rules where failure to follow its rules can have an adverse impact on the public’s perception of investing in our stock. If we fail to comply with NASDAQ corporate governance and listing requirements, we could be subject to delisting from the NASDAQ Global Market.

Backlog of Orders

Our business is characterized generally by short-term order and shipment schedules. Accordingly, we do not consider backlog at any given date to be indicative of future sales. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. At March 13, 2009, our backlog of orders believed to be firm was $3.4 million compared with $17.3 million at March 14, 2008.

Environmental Compliance

We are subject to environmental regulations that are generally applicable to manufacturing companies in the PRC, UK and in the US and we are subject to periodic inspection by environment regulators and must follow specific procedures in some of our processes. We do not have a record of violating environmental regulations or approved practices either in the PRC, UK or in the US.

Employees

As of December 31, 2008, we had approximately 584 employees worldwide. A majority of our employees are located outside of the United States in the People’s Republic of China and the United Kingdom. Of our employees, approximately 73% work in manufacturing.  The remainder of employees includes engineers, sales and administrative personnel.

As a matter of Company policy, we seek to maintain good relations with our employees at all locations. We believe our relationship with our employees is good.

Available Information

Our website (www.fushicopperweld.com) contains frequent updated information about us and our operations. Our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q, Form 8-K and Proxy Statements and all amendments to those reports can be viewed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.fushicopperweld.com and clicking on Investor Relations and then clicking on SEC Filings.

Executive Officers of the Registrant

The following are our Executive Officers as of December 31, 2008.

Directors and Executive Officers	Position/Title	Age
Li Fu	Chairman of Board and CEO	43
Wenbing Christopher Wang	President and CFO, Director	38
James Allen Todd	EVP, Financial Controller	65

The following is a description of the business experience for the last five years for each of the above named executive officers of our company:

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

Mr. Wenbing Christopher Wang has served as our Chief Financial Officer since December 13, 2005 and on January 21, 2008 was appointed as our President and Director. Mr. Wang has served as Chief Financial Officer of Dalian Fushi since March 2005. Prior to Fushi, Mr. Wang was an Executive Vice President at Redwood Capital, Inc. from November 2004 to March 2005 and an Assistant VP of Portfolio Management at China Century Investment Corporation from October 2002 to September 2004. Mr. Wang worked for Credit Suisse First Boston (HK) Ltd in 2001. From 1999 to 2000, Mr. Wang worked for VCChina as Management Analyst. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester.  Mr. Wang was named one of the top ten CFO’s of 2007 in China by CFO magazine.

Mr. James Allen Todd served as our Controller from October 29, 2007 to February 11, 2009. Mr. Todd was Chief Financial Officer of Copperweld Bimetallics, LLC and previously, beginning in July 2004 Mr. Todd was a co-principal of James A. Todd Associates providing consulting services relating to corporate management, financial services management and delivery to individuals, small companies and to the financial services industry. Prior to that, he was President, CEO, and Chairman of AF Financial Group, the holding company for AF Bank, AF Insurance Services, Inc. and AF Brokerage, Inc. from February 1994 to July 2004.

Mr. Todd retired from his position as Executive Vice President and Financial Controller effective February 11, 2009 and we named Mr. J. Dwight Berry as our new Chief Operating Officer as of the same date.  For additional information regarding Mr. Todd’s resignation and Mr. Berry’s appointment, please refer to our Current Report on Form 8-K filed February 17, 2009 and incorporated herein by reference.

ITEM 1A RISK FACTORS

RISKS RELATED TO OUR BUSINESS

Recently announced tightened controls on the convertibility of RMB into foreign currency have made it more difficult to make payments in U.S. dollars or fund business activities outside China.

Substantially all of the cash on our balance sheet are in RMB.  Recently tightened restrictions on currency exchanges has considerably limited our ability to use our cash in RMB to make payments in U.S. dollars or fund business activities outside China, in particular to support our Fayetteville subsidiary.  As a result, our business operations have been adversely affected.  Although the PRC government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, remittance of foreign currencies abroad and conversion of RMB for capital account items, including direct investment and loans, is subject to the approval of the PRC State Administration for Foreign Exchange, or SAFE, and other relevant authorities, and companies are required to open and maintain separate foreign exchange accounts for capital account items. As an example, the new SAFE restrictions caused a delay in payment of interest on our outstanding Notes and forced us to raise capital from outside sources in order to fund working capital for our Fayetteville, TN operations. We cannot assure you the Chinese regulatory authorities will not impose new or more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.  Any adverse actions by SAFE could affect our ability to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Demand for our products is vulnerable to economic downturns.  Although our total revenues continue to improve in 2008 as a whole, the continued worsening of economic condition could result in a decrease in or cancellation of orders for our products. We are unable to predict the duration and severity of the current disruption in financial markets and the global adverse economic conditions and the effect such events might have on our business. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.  Further, any decreased collectability of accounts receivable or early termination of sales contracts due to the current deterioration in economic conditions could negatively impact our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Our Fayetteville, Tennessee operation is dependent upon a line of credit to fund working capital needs and, if we are unable to renew or replace the line of credit, our Fayetteville results of operations would be adversely affected.

Our Fayetteville facility is dependent upon an asset based line of credit (ABL) to fund its working capital needs. In times of declining sales due to circumstances beyond the control of the Company, such as occurred during the fourth quarter of 2008, the level of accounts receivable can decline.  A significant decline in the availability under the ABL can reduce the ability of the Fayetteville facility to purchase raw materials and fund other operating costs.  Raw materials generally require 30 to 60 days from the time the order is placed until the raw materials are delivered but payment from the raw materials is required no more than 30 days from shipment.  Therefore, a reduction in sales from an economic slowdown or from seasonal reductions in sales can have an adverse impact on the facility’s ability to purchase raw materials for future sales.  In periods of increasing sales, delivery of finished products can be adversely affected by limitations on funding for raw materials under the restriction and limitations of the ABL line

The current limit of $12.8 million will limit the sales growth that can occur at the facility when sales growth returns to expected levels. Any increases in the level of debt, including ABL limits, must be approved by the holders of our Notes.  The holders of our Notes refused to approve increases in our ABL line of credit during the second and third quarters of 2008, which resulted in funding shortages during the fourth quarter.  If our current ABL lender terminates the line of credit or fails to renew the line when it matures in April 2010, a significant funding shortfall would occur in the Fayetteville facility.  We would have to seek additional funding sources to pay off the current ABL balance of $4,712,075 at December 31, 2008 and to provide an equal amount to fund working capital needs.  In the current environment, obtaining another ABL with a different lender would be difficult, and our liquidity and results of operations would be negatively impacted if we were unable to obtain alternative funding sources for Fayetteville working capital.

Our China operation's limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our China operation began the sale of copper-clad aluminum wire in 2002. Our limited operating history may not provide a meaningful basis on which to evaluate our business. Although our revenues have grown rapidly since inception, we cannot assure you that we will maintain our rate of growth, our profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Any significant failure to realize anticipated revenue growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

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

A judgment has been entered against us as a result of recent litigation and, if we are unable to stay enforcement pending our appeal, we will be forced to pay the judgment.

On November 27, 2006, an action was filed against the Company in the United States District Court for the District of Connecticut by Kuhn Brothers, Inc., Kuhn Brothers Securities Corp. and Kuhn Brothers & Co. On August 5, 2008, a judgment was entered against the Company in the amount of $7,197,794, plus interest and attorneys fees. The Company has filed an appeal and is currently seeking to stay enforcement of the judgment pending appeal.  If the Court refused to grant a stay of enforcement, the Company would be forced to pay the entire judgment, which payment could negatively impact the Company’s liquidity and results of operations. See “Item 3 – Legal Proceedings” for a more detailed discussion of the litigation.

Quarterly operating results may fluctuate due to factors including customer demand and raw materials pricing.

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

Copper prices, which have increased over the past several years followed by more recent sharp declines, have varied significantly and may vary significantly in the future because the copper industry is highly volatile and cyclical in nature. This affects our business both positively and negatively - as our products are a substitute for pure copper wire, higher prices increase demand, while lower copper prices can decrease demand. Numerous factors, most of which are beyond our control, influence copper price. These factors include general economic conditions, industry capacity utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. We mitigate the impact of changing raw material prices by attempting to pass changes in prices to our customers by adjusting prices at least monthly to reflect changes in raw material prices, as is customary in the industry. We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The bimetallic industry is becoming increasingly competitive. The principal elements of competition in the bimetallic industry are, in our opinion, pricing, payment terms, product availability and quality. While we believe that we have attained a leadership position with respect to all of these factors, our major competitors with substantially greater resources than us may be better able to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet competition or maintain selling prices, which may sacrifice market share. Sales and overall profitability would be reduced under either scenario. In addition, we cannot assure you that additional competitors will not enter our existing markets, or that we will be able to compete successfully against existing or new competition.

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

Our revenue is dependent, in large part, on significant orders from a limited number of customers. Sales to our five largest customers accounted for approximately 18.2%, 24.6% and 28.9% of our net sales during the years ended December 31, 2008, 2007, and 2006 respectively. We believe that revenue derived from current and future large customers will continue to decline but will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large customers would have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Shortages or disruptions in the availability of raw materials could have a material adverse effect on our business.

Aluminum and steel rods and copper strips, our principal raw materials, collectively accounted for approximately 84.8% of our costs of goods sold during the fiscal year ended December 31, 2008. We expect that raw materials will continue to account for a significant portion of our cost of goods sold in the future. The prices of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages in the supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse affect on our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use. During the fiscal year ended December 31, 2008, purchase from our five largest suppliers of metal raw materials represented approximately 65% of our total raw material purchases. Purchases from our five largest suppliers of raw materials represented 38.6% and 93.4% in 2007 and 2006, respectively. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with most of our suppliers and we may have limited options in the short-term for alternative supply if these suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

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

We rely on short-term financing from banks for our daily operation.

We rely on short-term borrowings to fund our financing needs. If we fail to achieve timely rollover, extension or refinancing of our short-term debt, or sufficient availability of financing in the case of our Fayetteville facility, we may be unable to meet our obligations in connection with debt service, accounts payable and/or other liabilities when they become due and payable. In China, short-term bank loans generally mature in one year or less and contain no specific renewal terms.  However, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature.  Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.  We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.  In addition, we may be exposed to changes in interest rates. If interest rates increase substantially, our results of operations could be adversely affected.

Substantial defaults by our customers on accounts receivable could have a material adverse affect on our liquidity and results of operations.

A substantial portion of our working capital consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or unable to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

We face manufacturing challenges due to difficulties in forecasting customer demand.

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

Achieving the anticipated benefits of the Copperweld acquisition depends on the successful integration of Fushi’s and Copperweld's products, services, operations, personnel, technology and facilities in a timely and efficient manner. Although we have generally be successful in such integration, difficulties have been experienced, especially given the cultural difference, time zone difference, and language differences. For example, we have encounter delay associated with converting the businesses of Fushi and Copperweld to a common platform. Similarly, the process of reallocating machinery and capacity, combining sales, marketing and manufacturing forces, consolidating administrative functions, and coordinating product and service offerings could take longer, cost more, and provide fewer benefits than initially projected. To the extent any of these events occur, the benefits of the transaction may be reduced.

Integrating our business with that of Copperweld is a complex and time-consuming process. Before the acquisition, Fushi and Copperweld operated independently, each with its own business, products, customers, employees, culture and systems. Fushi may continue to face substantial difficulties, costs and delays in integrating the two businesses. These difficulties, costs and delays may include:

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

After the acquisition, communication between the Dalian, Fayetteville and Telford subsidiaries has been challenging as most of our middle and top management staff in Dalian are not educated and trained in the Western system, and we have experienced difficulty hiring new employees in the PRC with such training.  As a result, we experienced integration difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices.

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

Prior to its acquisition by us, Copperweld incurred losses for the entire time it operated as a stand-alone business. The combined company’s ability for the Fayetteville, TN location to generate sufficient revenues and make profits is dependent in large part on its ability to move more value-added production in house, control manufacturing related costs, manage its growth related expenses, make additional capital expenditures, expand its customer base, increase sales of its current products to existing customers, enter into additional supply arrangements and manage its working capital and other financial resources. We cannot provide any assurance that improved profitability can be achieved at the Fayetteville location in the amounts or during the periods expected.

Also, see “Risks Related to Our Business- Our Fayetteville, Tennessee operation is dependent upon a line of credit to fund working capital needs and, if we are unable to renew or replace the line of credit, our Fayetteville results of operations would be adversely affected.”

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

If we complete an investment or acquisition, we may not realize the anticipated benefits from the transaction. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. The successful integration of any acquired businesses requires us to:
-	integrate and retain key management, sales, research and development, production and other personnel;
-	incorporate the acquired products or capabilities into our offerings from an engineering, sales and marketing perspective;
-	coordinate research and development efforts;
-	integrate and support pre-existing supplier, distribution and customer relationships; and
-	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions

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

We did not have effective internal control over financial reporting as of December 31, 2008 due to a material weakness, which relates primarily to management not adhering to controls as designed and a significant deficiency, which relates to untimely booking of assets.  We can make no assurances that additional material weaknesses or significant deficiencies will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

We are subject to the reporting obligations under the U.S. securities laws. The SEC, under Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies’ internal control over financial reporting in their annual reports that contain an assessment by management of the effectiveness of their internal control over financial reporting at a reasonable assurance level. In addition, pursuant to Auditing Standard No. 5, which is in effect for the fiscal year ended December 31, 2008, our independent registered public accounting firm must attest to and report on the operating effectiveness of the company’s internal controls.

We evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on such evaluation, management concluded that the Company’s internal control over financial reporting was not effective and identified one material weakness and one significant deficiency in the Company’s internal control over financial reporting as stated below.

Our material weakness related to:
•
the Company’s not adhering to controls as designed to ensure the timely and accurate disbursement of cash for the fiscal year ended December 31, 2008. The Company’s control system governing cash disbursement practices was adequately designed, faithfully implemented and properly documented by staff.  However, occurrences were detected that final payments were not made to intended payees due to override by certain members of management.  Although such occurrences did not result in material adjustments to the Company’s consolidated financial statements for the year ended December 31, 2008, there is a reasonable possibility that the control did not operate effectively because only certain key management had the ability to authorize, execute and change the disbursement of cash.

Our deficiency related to:
•
Failure to maintain effective controls over the financial closing process to ensure the accurate and timely accounting and disclosure of fixed asset including 1) not timely placing equipments received in construction in progress and 2) not timely transferring completed equipments to fixed assets.

To address the material weakness and significant deficiency, we have:
•	revised the reporting structure and established clear roles, responsibilities, and accountability;
•	reorganized the cash disbursement process by including staff from different departments to ensure adequate segregation of duties;
•
implemented additional controls to continuously improve our period-end closing procedures by ensuring that account reconciliations and analyses are adequately reviewed for completeness and accuracy to timely identify adjustments, particularly as it relates to fixed assets;

•
evaluated the sufficiency of financial and accounting staff in Dalian, China, Fayetteville, Tennessee, and Telford, England and, based on that evaluation, we hired and continue to hire additional accounting staff;

•	implemented a formal training program to train all key employees, especially new hires, on our antifraud programs, corporate governance guidelines, and business ethics; and
•	engaged a professional advisory firm on outsourcing part of our internal audit function.

We believe that the steps we are taking are necessary for remediation of the material weakness and significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate.  However, we can make no assurances that we can fully remediate the material weakness or the significant deficiency or address additional material weaknesses or significant deficiencies that may subsequently arise by the year end of fiscal year 2009, so that our management will be able to conclude that we will have effective internal control over financial reporting as of December 31, 2009.

Further, we can make no assurances that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, causing us to fail to meet our periodic reporting obligations or result in the loss of investor confidence in the reliability of our financial reporting processes.  Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in restatement of financial statements, causing us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.  Furthermore, we anticipate that we will continue to incur considerable costs and use significant management and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act of 2002.  See Item 9A. “Controls and Procedures” for a more detailed discussion

Potential environmental liability could have a material adverse effect on our operations and financial condition.

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

Our operations and those of our suppliers may be vulnerable to interruption by natural disasters such as the earthquake experienced in Sichuan province of China in May 2008, or other disasters such as fires, explosions, acts of terrorism or war, or government imposed restriction or reduction on industrial manufacturing activities such as the one during the Olympics from August to September 2008. If a business interruption occurs, our business could be materially and adversely affected.

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

Restrictions on the convertibility of RMB into foreign currency may limit our ability to make payments in U.S. dollars or fund business activities outside China.

Substantially all of the cash on our balance sheet are in RMB.  Recently tightened restriction on currency exchanges has considerably limited our ability to use our cash in RMB to make payments in U.S. dollars or fund business activities outside China, in particular to support our Fayetteville subsidiary.  As a result, our business operations have been adversely affected.  Although the PRC government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, remittance of foreign currencies abroad and conversion of RMB for capital account items, including direct investment and loans, is subject to the approval of the PRC State Administration for Foreign Exchange, or SAFE, and other relevant authorities, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot assure you the Chinese regulatory authorities will not impose new or more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions.  Any adverse actions by SAFE could affect our ability to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our products and our business.

A majority of our operations are conducted in the PRC and more than 72.4% of our net sales for 2008 were generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The bimetallic wire industry in the PRC is growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. With the addition of Copperweld we are now exposed to global economic conditions. In the future, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments globally or in a large segment of the world could have adverse economic developments and may materially and adversely affect our business.

Fushi International (Dalian) and Dalian Fushi are subject to restrictions on paying dividends and making other payments to us.

We are a holding company incorporated in the State of Nevada and do not have any assets or conduct any business operations other than investments in our subsidiaries and affiliates, Copperweld Bimetallics, LLC, Fushi International (Dalian) and Dalian Fushi. As a result of this holding company structure, we rely on dividends payments from our subsidiaries for funds. PRC regulations, which apply to Fushi International (Dalian) and Dalian Fushi, currently permit payment of dividends only out of accumulated profits, as determined in accordance with PRC accounting standards and regulations. Fushi International (Dalian) and Dalian Fushi also are required to set aside a portion of their after-tax profits according to PRC accounting standards and regulations to fund certain reserve funds. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. Furthermore, if Fushi International (Dalian) or Dalian Fushi incurs debt on its own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or Fushi International (Dalian) are unable to receive all of the revenues from operations or if Copperweld is unable to pay dividends to the parent, we may be unable to pay dividends on our common stock. See also "Risk Factors—Risks Related to an Investment in Our Common Stock — We are unlikely to pay cash dividends in the foreseeable future."

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

	Noon Buying Rate
Period	Period End	Average(1)	Low	High
(RMB per US$1.00)

2002	8.2800	8.2772	8.2800	8.2700
2003	8.2767	8.2771	8.2800	8.2765
2004	8.2765	8.2768	8.2774	8.2764
2005	8.0702	8.1826	8.2765	8.0702
2006	7.8041	7.9636	8.0702	7.8041
2007	7.2946	7.6058	7.8127	7.2946
2008	6.8225	6.9477	7.2946	6.7800

(1)	Annual averages are calculated from month-end rates. Monthly averages are calculated using the average of the daily rates during the relevant period.

(2)
Unless otherwise noted, all translations from RMB to U.S. dollars and from U.S. dollars to RMB in this report were made in the statement of operations at 6.948 to $1, balance sheet at 6.823 to $1 and equity section at historical rates.

If preferential tax concessions granted by the PRC government are changed or expire, our financial results and results of operations would be materially and adversely affected.

Our results of operation may be adversely affected by changes to, or expiration of, preferential tax concessions that our subsidiaries in the PRC currently enjoy. The statutory tax rate generally applicable to domestic PRC companies is 33%, including 30% state income tax and 3% local income tax. Our subsidiaries, Fushi International (Dalian) as a Wholly Foreign Owned Enterprise, or WFOE, and Dalian Fushi as a “new or high-technology enterprise” located in Economic Development Zone of the Dalian City, have been subject to tax exemptions or relatively low tax rates. The estimated tax savings for the year ended December 31, 2008 without preferential tax treatment amounted to approximately $5.9 million.

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

We will not be able to complete an acquisition of prospective acquisition targets in the PRC unless their financial statements are able to be reconciled to U.S. generally accepted accounting principles in a timely manner.

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Exchange Act, such as Item 9.01 of Form 8-K, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible to use a Form S-3. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

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

Mr. Li Fu, our founder, chief executive officer and chairman of our board of directors, beneficially owns approximately 40.0% of our outstanding share capital as of March 16, 2009. As such, Mr. Fu has substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our stock. These actions may be taken even if they are opposed by our other shareholders. In addition, pursuant to the Indentures governing the Notes, if Mr. Li Fu ceases to be the beneficial owners, directly or indirectly, of at least 35% of the total voting power of the voting stocks of the Company, a “Change of Control” occurs. Upon the occurrence of a Change of Control, the Company shall be required to make a “Change of Control” offer, which could have a material adverse effect on the Company’s liquidity.

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

The indentures governing our Notes contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue stock of subsidiaries, incur additional debts and create liens on our assets to secure debt. These covenants and ratios could also have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations.

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

We have previously experienced payment delays due to delays in conversion from RMB to USD caused by the tightened controls under SAFE. While the Company is now current in its payment obligations, any delay in paying interest, if extended, raises the possibility of the potential acceleration of the maturity of the Notes. If the Company experiences future payment delays or otherwise violates the terms of the Notes, the holders of the Notes could accelerate the maturity of the Notes and the Company’s liquidity could be materially and adversely affected.

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

We have pledged the shares of our subsidiaries as security for the Notes and, upon a default, we could lose those securities and therefore, our business.

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

The issuance of shares upon conversion of the Convertible Notes after reset of conversion price and occurrence of Financial and Operational Trigger may result in substantial dilution.

The Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $7 per share (approximating 14,286 shares per $100,000 principal amount of the Convertible Notes).

On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights under the CB indenture and received 2,142,857 shares in exchange for $15.0 million in debt with an exchange factor of $7.00 in debt for each share of stock.  The balance $5 million Convertible Notes are convertible with the conversion price subject to downward adjustment occurring on March 1 and September 1 of each year, beginning with March 1, 2008, to equal the simple arithmetic average of VWAP for the fifteen trading days preceding such March 1 or September1, with a floor of $4.5.

In addition, adjustment of conversion price will be made if and at each time, upon completion of the quarter review (for each Fiscal Quarter ended March 31, June 30 and September 30) or annual audit (for each Fiscal Quarter ended December 31) of the Company’s financial statements an event defined as Financial and Operational Trigger under the CB indenture shall have occurred in the immediately preceding Fiscal Quarter, then within five (5) Business Days following issuance of the review or audit report, as the case may be, for such Fiscal Quarter.  The Financial and Operational Trigger means, for the Company and its Subsidiaries on a consolidated basis, that net income for a Fiscal Quarter shall be less than the US dollar amount indicated in the table below opposite such Fiscal Quarter:

Fiscal Quarter Ending	Net Income
June 30, 2007	$5.0 million
September 30, 2007	$5.0 million
December 31, 2007	$5.0 million
March 31, 2008	$6.0 million
June 30, 2008	$6.0 million
September 30, 2008	$6.0 million
December 31, 2008	$6.0 million
March 31, 2009	$7.2 million
June 30, 2009	$7.2 million
September 30, 2009	$7.2 million
December 31, 2009	$7.2 million

Upon review of our financial statements, we determined that a Financial and Operational Trigger as defined under the CB indenture occurred in the quarter ended December 31, 2008.  To the extent a conversion occurs, the Company shall be required to deliver approximately 140,000 additional shares of the Company’s common stock to the holder of the Convertible Notes by increasing the conversion rate with respect to such notes.  Further, the Company cannot provide assurance that Financial and Operational Trigger may not occur again in future fiscal quarters especially under challenging macro-economic conditions and difficult operating environments like the current one which are circumstances beyond the control of the Company.

To the extent conversion occurs under the above mentioned circumstances, our ordinary shareholders may experience substantial dilution and the market price of our shares of common stock could decline.  In addition, during the time that the foregoing Convertible Notes are outstanding, they may adversely affect the terms on which we could obtain additional capital.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Under PRC law, all land in the PRC is owned by the government, which grants a "land use right" to an individual or entity after a purchase price for such "land use right" is paid to the government. The "land use right" allows the holder the right to use the land for a specified long-term periods of time and enjoys all the ownership incidents to the land. Dalian Fushi holds land use rights for one piece of land that was used in its business and Fushi International (Dalian)'s business. In addition, we have the right to use another smaller piece of land that is registered under the name of a formerly affiliated company (the “Dongyi Property”). The Company also owns and leases various manufacturing and sales and administrative offices around the world. The Company believes that is properties are generally well maintained and are adequate for the Company’s current level of operations:

Registered Owner of land use right	Location & Certificate of Land Use Right Number	Usage	Square Meters	Construction on the Land	Term of Use Right

Dalian Fushi	1 Shuang Qiang	Industrial	103,605 Sq. M;	Dalian Fushi's	50 years from
	Road, Yang Jia	Use		new facilities	July, 2003
Village, Jinzhou
District, Dalian,
PRC; #0625014

Dongyi	8 Hai La'er Road,	Industrial	3,569 Sq. M;	Dalian Fushi's	40 years from
	Dalian	Use		old facilities	March 4, 1989
Development Zone;
PRC;
#0626006
Fushi International (Dalian)	Wafangdian, Dalian	Industrial	90,640 Sq. M;		Rights terminate on Oct. 28, 2038.
Copperweld Bimetallics LLC	254 Cotton Mill Rd., Fayetteville, TN	Industrial	52 Ares or 210,437	Industrial Building of 285,000 Sq.ft. or 26,477 Sq. M.	1975 with Construction in 1975, 1990, 1995, 1998

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

The land registered under our name, as well as the buildings and improvements on the land, secures our bank loans from Bank of China and Industrial and Commercial Bank. We acquired rights to the Wafangdian property during the fourth quarter of 2007 in order to have access to electrical power required to operate larger machines. The property is currently used for retail trade but such use will cease if we develop the property. Management has not determined when construction will begin on this property.

Copperweld Bimetallics, LLC’s predecessor company acquired the Fayetteville Tennessee property in 1975 though a Payment In Lieu of Taxes (PILOT) program commonly offered in Tennessee by local industrial community development programs established to encourage industry development.  Copperweld owns the property but the Industrial Development Board holds a lease on the property to secure the “In Lieu of Taxes.”  There is no financing lien on the property.  The net effect of the lease is to provide Copperweld with a reduction in local city and county property taxes to a rate of 50% of the normal rate.

For information concerning the costs associated with land use rights, see note 7 to Dalian Fushi's audited financial statements for the year ended December 31, 2008.

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

Kuhns Brothers Litigation

Kuhns Brothers, Inc., et al. v. Fushi Copperweld, Inc. f/k/a Fushi International, Inc., et al., United States District Court for the District of Connecticut, Civil Action No. 3:06-CV-1917. On November 27, 2006, an action was filed against the Company in the United States District Court for the District of Connecticut by Kuhn Brothers, Inc., Kuhn Brothers Securities Corp. and Kuhn Brothers & Co. On August 5, 2008, a judgment was entered against the Company in the amount of $7,197,794, plus interest and attorneys fees. The Company has appealed the judgment to the United States Court of Appeals for the Second Circuit, Case No. 08-411-CV, and will continue to vigorously defend against these claims which we believe to be without merit. However, we have no assurance that we will prevail in our appeal. The enforcement of the judgment is not stayed pending the appeal, and the Plaintiffs could execute against the Company at any time. We believe that if the Company is required to pay the judgment, it will impact the Company's liquidity and working capital. However, we do not believe that the payment of the judgment, if required, will adversely affect the Company's ability to fund its working capital or capital expenditure needs.  See “Risk Factors – Risks Related to Our Business - A judgment has been entered against us as a result of recent litigation and, if we are unable to stay enforcement pending our appeal, we will be forced to pay the judgment.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2008

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is currently quoted on the NASDAQ Global Market under the trading symbol "FSIN."

On March 13, 2009, the last reported close price of our common stock was $4.54 per share.

As of December 31, 2008, there were approximately 549 holders of record of our outstanding shares.

The high and low prices for each of the fiscal quarters for fiscal years ended on December 31, 2007 and December 31, 2008 are set forth below:

Quarter Ended	High	Low	Closing Price

03/30/2007	$8.80	$8.10	$8.20

06/29/2007	$13.15	$12.80	$13.15

09/28/2007	$15.10	$13.60	$13.95

12/31/2007	$25.70	$24.30	$25.17

03/31/2008	$15.29	$14.88	$15.00

06/30/2008	$24.2	$23.42	$23.73

09/30/2008	$9.78	$8.93	$9.69

12/31/2008	$5.89	$5.27	$5.27

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

Equity Compensation Plan Information at December 31, 2008

The following tabular disclosure provides information as of December 31, 2008 regarding the Company’s common stock authorized for issuance under equity compensation plans.

Plan Category	Number of Securities to be Issued for Outstanding Options and Performance Share Awards	Weighted Average Exercise Price	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	384,000	$19.19	416,000
Equity compensation plans not approved by security holders	683,333	$12.56	-
Total	1,067,333	$14.94	416,000

STOCK PERFORMANCE GRAPH

	1/30/06	12/06	12/07	12/08

Fushi Copperweld Inc.	100.00	51.00	251.70	52.70
NASDAQ Composite	100.00	100.21	125.19	70.09
NASDAQ Industrial	100.00	109.13	117.26	63.23

The annual changes for the three-year period shown in the graph on this page are based on the assumption that $100 had been invested in Fushi common stock, the Nasdaq Composite Index and the Nasdaq Industrial Index on January 30, 2006, the date Fushi common stock began trading publicly, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2008.

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

Information used on the graphs was obtained from Research Data Group, Inc., a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Recent Sales of Unregistered Securities.

During the fiscal year ended December 31, 2008, a total of 44,873 warrants were exercised at $3.11 per share. The shares of common stock issued upon exercise were issued in reliance on Section 4(2) under the Securities Act of 1933.

Issuer Purchases of Equity Securities.

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended December 31, 2008, 2007, 2006, 2005and 2004. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in the report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data
NET REVENUE	$221,435	128,222	67,596	33,709	15,662
Cost of revenue )	164,182	85,774	42,782	21,400	8,947
GROSS PROFIT	57,253	42,448	24,814	12,309	6,715
OPERATING EXPENSES:
Research and development	403	154	195	65	-
Sales, general and administrative	19,760	11,649	4,233	2,282	1,997
Total operating expenses	20,163	11,803	4,428	2,347	1,997
INCOME (LOSS) FROM OPERATIONS	37,090	30,645	20,386	9,962	4,718
INTEREST AND OTHER INCOME (EXPENSE):
Interest and investment income	826	3,331	74	288	133
Interest and other expense	(8,946)	(7,322)	(2,252)	(1,049)	(379)
Total interest and other income (expense), net	(8,120)	(3,991)	(2,178)	(761)	(246)
INCOME (LOSS) BEFORE INCOME TAXES	28,970	26,654	18,208	9,201	4,472
(BENEFIT) PROVISION FOR INCOME TAXES	495	(2,852)	398	1,402	(667)
NET INCOME (LOSS)	$28,475	29,506	17,810	7,799	3,805
NET INCOME (LOSS) PER SHARE:
Basic	$1.04	1.33	0.89	2,015.76	-
Diluted	$1.00	1.19	0.84	0.5	0.25
WEIGHTED AVERAGE SHARES USED IN NET INCOME (LOSS) PER SHARE CALCULATION:
Basic	27,299	22,179	19,933	3,869	-
Diluted	28,272	25,244	21,276	15,689	15,476

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$65,612	79,915	20,494	6,164	2,612
Working capital	106,443	91,009	18,055	10,077	(2,729)
Total assets	294,458	246,469	96,162	71,137	48,834
Total long term obligations	44,377	68,515	10,256	9,676	9,676
Total stockholders’ equity	202,980	144,288	65,134	44,465	26,292

Factors that impact the comparability of revenues for the years presented include:

(a) In October 2007, the Company completed the acquisition of Copperweld Holdings LLC. The results of operations of the acquired company are included in the consolidated financial statements since that date.

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

Overview

We are the global leader in the development, design, manufacture, marketing and distribution of copper-cladded bimetallic engineered conductor products. Our principal products, copper-clad aluminum (“CCA”) and copper-clad steel (“CCS”) are primarily used as conductor components within wire and cable products in the telecommunication, utility, transportation and industrial industries.

Today, we serve approximately 300 customers in 38 countries from our facilities in Dalian, China, Fayetteville, TN, and Telford, England. We have a strong market position in all markets in which we compete due to product, geographic, customer diversity and our ability to deliver superior products while operating as a low cost provider.  As a result, we are now the leading producer of bimetallic wire products in the world and are the market leaders in North America, Europe, North Africa the Middle East, and the People’s Republic of China.  We strive to continue expansion within current and evolving markets, and to create shareholder value by:

•	Investing in organic and inorganic growth in both infrastructure-based and fast-growing markets;
•	Focusing on expansion within and into new, higher-margin products, applications and markets through investment into new machinery and research and development;
•	Continuously improving business processes throughout the Company by focusing on key performance indicators and operational excellence;
•	Hiring and developing strategic talent thus improving the effectiveness of our performance management processes; and
•	Protecting and enhancing shareholder value of the Fushi Copperweld brand.

To accomplish these goals, we are focused on continuously improving operational efficiency in areas we view to be vital: quality, delivery, cost, and innovation. We also take an opportunistic approach to achieving our goals, and thus, we seek acquisitions of businesses which facilitate overall growth and cash flows of the Company.

Typically using 70% less copper than conventional copper wire, but offering materially the same utility and functionality, our bimetallic wire is used in applications such as distribution products for telecommunication networks, cables for the wireless industry, automotive and consumer products, video and data applications, electrical power cables, wire components for electronic devices, as well as other industrial conductors. In many applications, the value of bimetallic wire is based on advantages other than the economies of bimetallic versus solid copper.  Weight considerations strongly favor CCA because the end user can expect approximately 2.6 times the length with the same weight as solid copper.  Wire is sold by weight but used by length.  The additional length increases the value of CCA. Weight is a major concern in some applications where the end product is portable, such as cell phones, music players, etc. and in automotive applications.  We believe that the use of much lighter bimetallic products will continue to offer opportunities for these applications. Other advantages include RF resistance factor.  RF signals travel over the surface of the wire.  With bimetallic wire, the RF resistance characteristics of the copper cladding offers identical high frequency characteristics as solid copper, but with much less weight and lower end-product stiffness.

CCS combines the functionality of copper with the strength of steel to provide a higher value, stronger alternative to solid copper for use in coaxial drop cables for cable television, electrical utility applications including ground cables and tracer wire, automotive wiring harnesses, catenary cable for electrified railroads and other applications requiring specific levels of conductivity and higher levels of tensile strength. Copperweld CCS is synonymous with copper-clad steel and is registered as Copperweld®.

Our products are effectively “engineered composite conductors”. We do not produce commodity products and are not subject to the same pricing effects of pure commodity metals. Our customers purchase and use our products for their physical and/or conductive qualities, which have their respective application advantages, with cost savings being an added incentive. While the pricing volatility of our raw materials, especially copper, is a primary cause of cost variations in our products, changes in raw material costs do not materially affect our earnings per share. Although an increase in the price of raw materials may serve to reduce our gross margins as a percentage of net sales, likewise, a decline in raw material prices will increase our gross margin as a percentage of net sales. We generally pass the cost of price changes in our raw materials to our customers rather than the percentage changes. We establish prices for our products based on market factors and our cost to produce our products. Typically, we set a base price for our products for our customers with an understanding that as prices of raw materials change, primarily for copper but also for aluminum and steel, we will pass the change through to our customers. Therefore, when prices of raw material increase, our prices to our customers increase and the amount of our total net sales increases while the dollar amount of our gross margin remains relatively stable.  As a result, the impact on earnings per share from volatile raw material prices is minimal, although there are timing delays of varying lengths depending upon volatility of metals prices, the type of product, competitive conditions and particular customer arrangements.

The above chart demonstrates how changes in the 2008 Comex monthly average copper and aluminum prices can hypothetically affect our margins. The combined cost of copper and aluminum changed from approximately $4.25 at month one to a high of $5.33 in month four and then trended generally down during the remainder of the year to a low of $2.11 in month twelve. In this example, we have a gross margin per pound of $0.50 for illustrative purposes. Passing the changing costs through to our customers’ prices allows us to maintain a level amount of dollar gross margin. Considering gross margin as a percentage of net sales can be misleading when raw materials costs are increasing even though the dollar amount of gross margin remains the same. Although the gross margin would have fluctuated between from 8.6% and 19.2% in our example, the dollar amount of gross margin and resulting net income flowing to earnings per share remained the same.

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

Current Business Environment and 2009 Outlook

With respect to the overall business trends in 2009 and forward, management recognizes that the current condition of the global economy may present us with significant challenges to our financial condition and results of operations. Statistics showed that the global economy decelerated quickly and severely in the second half of 2008.  China, a market that has generated most of our revenue and growth, saw its GDP growth in the fourth quarter of 2008 drop to 6.8%, the slowest the country has experienced in seven years. The figure was more than 10% in the first half of 2008, and 13% rate for 2007.  Global economic turmoil, uncertainties in capital markets, currency fluctuations and commodity cost volatility have substantially reduced the visibility for our industry and our business.

However, we think the following macro-level trends will positively impact our business and offer us opportunity to capture new business despite global economic conditions and preserve profitability:

•	Continued growth in demand for CCA-based telecommunication products;
•	Government stimulus packages focused on infrastructure: high-speed railways, T&D and power grid build out;
•	Continued strength of grounding wire market;
•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets;
•	Continuing demand for cost effective, energy saving alternatives.

In addition to these macro-level trends, the Company is presented with tremendous opportunities brought by the increasing capital expenditures of major telecommunications operators in China subsequent to the restructuring and the recent issuance of 3G licenses. In order to capture the growth opportunities, we will focus on driving profitability by streamlining our organizational structure and business procedures, increasing operational efficiency and optimizing operating processes, while managing production costs and operating expenses.

In addition, we are seeking to continue to develop the high potential utility and electrical appliance markets, to enhance productivity and to expand our sales of higher margin products.  Meanwhile, we are also working to strengthen sales management and customer relations.  We will seek to consolidate our relationships with our best customers, stop or suspend selling to customers that pose significant credit risk, and develop new customers cautiously.  In addition, as part of our ongoing efforts to reduce total operating costs, we continuously improve our ability to efficiently utilize existing and new manufacturing capacity to manage expansion and growth.  Investment in new capacity will pay dividends.  Effectively utilized manufacturing assets, economy of scale generated, will help offset high raw material prices and dilute overhead over time.  Despite worsening economic conditions, we expect to operate our facilities at relatively high combined utilization rates.

We actively seek to identify and promptly respond to key economic and industry trends in order to capitalize on expanding niche markets for our products, and possibly entering into new markets both down and up stream, in order to achieve better returns.  We have the resources, technology, working capital and capacity to meet growing market demands.  Over the long-term, we believe that we are well positioned to benefit from the growth opportunities in China and throughout the world.

Financial Performance Highlights:
Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income in thousands of dollars and as a percentage of net sales (net sales and expenses for the Fayetteville and Telford (Copperweld) are included for the 2007 fiscal year beginning October 29, 2007 through December 31, 2007). Percentages may not add due to rounding.

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Net Sales	$221,435	100%	$128,222	100%	$67,596	100%
Cost of Sales	164,182	74%	85,774	67%	42,782	63%
Gross Profit	57,253	26%	42,448	33%	24,814	37%
Selling, general and adminstrative expenses	20,163	9%	11,803	9%	4,428	7%
Operating income	37,090	17%	30,645	24%	20,386	30%
Income before taxes	28,970	13%	26,654	21%	18,208	27%
Net income	$28,475	13%	$29,506	23%	$17,810	26%

Year ended December 31, 2008 compared to year ended December 31, 2007

Net Sales

Net sales were $221.4 million in 2008, compared to $128.2 million in 2007. The 73% increase in sales in the fiscal year ended December, 2008 was primarily attributable to the full year inclusion of the Copperweld acquisition and an increase in sales from our Dalian facility. Substantially all organic growth was due to increases in sales volumes.

The following table breaks down application categories as percentage of total sales.

	FY2008		FY 2007*
	sales (millions USD)	% of total sales	sales (millions USD)	% of total sales
Telecom	$112.6	50.9%	$110.6	60.1%
Utility	97.4	44.0%	61.4	33.4%
Auto	3.8	1.7%	5.8	3.2%
Other	7.6	3.4%	6.2	3.4%
Total	$221.4	100.0%	$184.0	100.0%
*Fiscal year 2007 sales are shown on a pro forma basis assuming that sales from Fayetteville and Telford were included for the full fiscal year for illustrative purposes.

The following table breaks down sales by categories for both Dalian and Fayetteville for the year ended December 31, 2008 and 2007. Telford’s production is reflected in Fayetteville’s production.

	FY2008				FY 2007*
	Dalian		Fayetteville		Dalian		Fayetteville
	sales (tons)	% of total sales	sales (tons)	% of total sales	sales (tons)	% of total sales	sales (tons)	% of total sales

Telecom	13,918	53%	4,631	42.0%	12,928	66.6%	7,564	56.9%
Utility	11,674	44%	4,304	39%	6,139	31.6%	2,560	19.3%
Automotive	-	-	532	4.8%	-	-	2,593	19.5%
Other	669	3%	1,563	14.2%	349	1.8%	579	4.4%
Total	26,261	100.0%	11,030	100.0%	19,416	100.0%	13,296	100.0%
*Fiscal year 2007 volumes are shown on a pro forma basis assuming that sales from Fayetteville and Telford were included for the full fiscal year for illustrative purposes.

The following table summarizes installed capacities and outputs by product type for both Dalian and Fayetteville for the year ended December 31, 2008. Telford’s production is reflected in Fayetteville’s numbers.

	Dalian		Fayetteville
	Installed Capacity	Output	Installed Capacity	Output
Product line	(Metric Tons)	(Metric Tons)	(Metric Tons)	(Metric Tons)
CCA	34,000	25,358	12,400	2,771
CCS	800	25	16,300	7,896

Capacity in Transit:  CCA 6,000 M Tons and CCS 8,200 M Tons

At December 31, 2008, we had combined production capacity for CCA of 46,400 metric tons and CCS capacity of 17,100 metric tons. We had an additional 6,000 metric tons of CCA capacity and 4,100 metric tons of CCS capacity in transit to Dalian. We expect to have the additional CCA capacity installed in Dalian by the end of second quarter 2009 and the CCS capacity installed in the third quarter 2009. We also expect to install a further 4,100 metric tons of CCs at our Fayetteville facility over the course of 2009. The average price of CCA produced in Dalian and sold primarily in the PRC was $6,188 per ton while the average price of CCA produced in Fayetteville was $6,654 per ton. CCS produced in Fayetteville sold for an average of $5,086 during 2008. Both Dalian and Fayetteville sell a variety of CCA products and the price for each variety may vary based on the amount of manufacturing required and the ratio of copper to aluminum. Dalian did not sell a significant amount of CCS during 2008. The average selling price of CCS sold by Fayetteville varies by product type primarily based on the amount of copper (conductivity) in the product and the amount of manufacturing required. Sales referred to as Fayetteville include the sales from Telford also.

Customers

We significantly expanded and diversified our customer base in 2008 both through our acquisition of Copperweld and through organic growth. Our five largest customers accounted for 18.2% of total sales in 2008, down from 24.6% in 2007 and 29% in 2006. (Copperweld’s sales for the full year of 2007 are included for comparison purposes.) Furthermore, our ten largest customers in 2008 accounted for only 29.6% of net sales, down from 37.8% in 2007 on a pro forma basis including full year sales for Fayetteville facility. We believe this increased diversification significantly limits our market risk and gives us a stronger base on which to expand. We further believe our overall customer composition and the concentration of our top customers will change as we expand our business and seek to shift our product sales portfolio to higher margin products. We are continuing to expand and consolidate the direction of our combined sales and marketing group in order to focus our resources towards diversification of our customer base, product mix and geographic presence to mitigate customer concentration risk. Our objective is to focus on expanding our existing business relationships by offering a wider range of products and building new sales relationships throughout the world with our expanded sales organization.

The following table sets forth our ten largest customers in fiscal 2008:

Originating Office	2008 Sales in USD	Percentage of Total Sales
Dalian	10,077,574	4.55%
Fayetteville	8,682,315	3.92%
Fayetteville	8,545,835	3.86%
Dalian	6,713,586	3.03%
Dalian	6,270,735	2.83%
Dalian	6,133,967	2.77%
Dalian	5,275,169	2.38%
Fayetteville	4,858,052	2.19%
Dalian	4,784,115	2.16%
Dalian	4,294,241	1.94%
Total	65,635,589	29.63%

Our manufacturing activities are determined and scheduled upon both firm orders and projected sales information gathered by our sales personnel from direct contact with our customers. Customers typically submit purchase orders seven to thirty days prior to the requested delivery date. However, depending on the product and the available equipment run schedules, the lead time can be as short as three days. The sales price is determined at the time of purchase based on a formula or a unit price for each product. In either case, the purchase price is a function of the market price of our raw materials at the time of purchase, subject to adjustment at the time of delivery. For some customers, we adjust our prices based on the average cost of raw materials for the previous month.

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

Cost of Goods Sold

Cost of goods sold increased to $164.2 million in 2008, from $85.8 million in 2007. As measured by percentage of net sales, our cost of goods sold was 74.1% in 2008 compared with 66.9% in 2007. Cost of goods sold principally consists of the cost of raw materials, labor, utilities, manufacturing costs, manufacturing related depreciation, machinery maintenance costs, purchasing and receiving costs, inspection costs, shipping and handling costs, and other fixed costs associated with the manufacturing process. The increase in Cost of Goods Sold as a percentage of net sales was principally due to the acquisition of Copperweld in October 2007, which has labor and overhead costs that historically have been greater than our legacy operations in Dalian.

Raw material costs accounted for 84.8% of total costs in 2008. Copper composed 55.6% of our raw material costs, aluminum 38.7% and steel 5.7%. Other variable costs included manufacturing labor, maintenance, shipping and handling, and utility expenses. Depreciation and overhead costs as a percentage of COGS were 7.4% in 2008. The manufacturing related depreciation for 2008 was $4,843,153.

Suppliers

In Dalian we have historically relied on two key suppliers for the procurement of copper strip and aluminum. These two suppliers combined to account for approximately 37% of our total raw material purchases for the fiscal years to 2008. Our strategically located facilities worldwide provide us with the opportunity to pursue global sourcing and we plan to increase the number of raw material suppliers further spreading our supply risk over a larger number of suppliers. We will continue our strategy of expanding our sources of supply to overcome supply and price issues that can develop with only one or two suppliers, particularly for copper.

The following table sets forth our ten largest raw material suppliers for fiscal 2008:

Ten Largest Raw Material Suppliers 2008	Purchases in USD	% of Raw Material Purchases
Copper—Dalian	34,758,156	25.2%
Aluminum—Dalian	16,172,714	11.8%
Aluminum—Dalian	14,987,557	10.9%
Copper—Dalian	14,087,237	10.3%
Aluminum—Dalian	9,092,174	6.6%
Copper—Fayetteville	7,177,355	5.2%
Aluminum—Fayetteville	5,251,721	3.8%
Copper—Fayetteville	5,191,525	3.8%
Steel—Fayetteville	4,204,542	3.1%
Steel－Fayetteville	3,802,794	2.8%
Total—Top Ten	114,725,775	83.5%

Gross margin

Gross profit was $57.3 million in 2008, increased 34.9% from approximately $42.4 million in 2007. As a percentage of net sales, gross profit decreased from 33.1% to 25.9%. This was primarily due to the lower margins contributed by the Fayetteville and Telford facilities acquired in October 2007, as well as a slight decline in gross margins in Dalian.

Selling, General and Administrative Expenses

Selling expenses, which principally includes sales related staff salary and benefits, travel expenses, and sales commissions, were $4.6 million in 2008, compared to $1.8 in 2007, a 161.4% increase. This increase is primarily due to the inclusion of a full year of Fayetteville and Telford salaries, as well as a ramp up in sales efforts to penetrate new markets and industries. As a percentage of net sales, selling expenses increased by 0.7% in 2008 compared to 2007. General and administrative expenses, as a percentage of net sales, decreased to 7% of net sales in 2008, compared to 7.8% in 2007. The decrease is primarily due to benefits realized from integrating our global sales team following the acquisition of Copperweld in October 2007 and economies of scale resulting from increased revenues.  On a dollar for dollar basis, general and administrative expenses increased to $15.6 million in 2008 compared to $10.0 million in 2007.  As with selling expenses, the increase in gross amount of general and administrative expenses primarily is attributed to a full year of expenses associated with the acquisition of Copperweld in October 2007.

Interest Expense

Interest expense increased to $8.8 million in 2008 from $7.5 million in 2007, while as a percentage of net sales, interest expense decreased to 4% in 2008 from 5.9% in 2007. This increase is primarily the result of interest on the $40 million High Yield notes and amortized loan commission, interest accrual and amortization of costs relating to the Kuhns Brothers litigation, as well as inclusion of the Dalian working capital line and increases in Dalian’s short term bank loans.

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

We are subject to United States taxation; however, we do not anticipate incurring significant United States income tax liability during fiscal year 2009 due to the following factors:

- We anticipate that Copperweld has sufficient tax loss carry forwards to offset any taxable income earned during the coming years.

- Earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and

- We believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes.

Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

P.R.C. enterprise income tax

In the fiscal year ended December 31, 2008, our business operations were principally conducted by our subsidiaries incorporated in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, “Foreign Invested Enterprises”, or FIEs, established in the PRC are generally subject to an “Enterprise Income Tax”, or EIT, rate of 33%. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an EIT rate of 33%. However, the Income Tax Laws provide certain favorable tax treatment to a company that qualifies as a "New or High-technology Enterprise" or a “Foreign Invested Enterprise” located in the old town of an inshore open city. Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

The Dalian Municipal Government issued a notice in 2000 providing for a series of tax preferential treatments to companies that qualify as "New or High-tech Enterprise” or companies that are registered and operate in a specified development zone in Dalian City.

Dalian Fushi, a 100% variable interest, non-operating subsidiary, was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi's bimetallic composite conductor wire product was approved by Dalian Cit as a "high-tech" project. As a result, Dalian Fushi is a business entity that is qualified as a "new or high-technology enterprise," and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation, which expired on December 31, 2003, followed by a 50% reduction and other favorable tax treatment for the succeeding three years, which expired on December 31, 2006. The provision for income taxes for the twelve months ended December 31, 2008 was zero as we didn’t have any operation under Dalian Fushi from the beginning of 2007.

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

Pre-tax income increased 17.5% to $31.3 million from $26.6 million, excluding litigation accrual expense.  Net income decreased to approximately $28.5 million, or 13% of net sales for the year ended December 31, 2008, from approximately $29.5 million, or 23% of net sales for the year ended December 31, 2007, representing a decrease of $1.03 million or 3.5%. The bottom line decrease is primarily due to a 7.2% decline in gross margin, slight increase in other expense and increase in the provision for income tax.    As more fully described in the section “Taxation” above, we became liable for PRC income taxes on our Dalian operations during 2008.

Basic and diluted earnings per share (EPS) for the fiscal year ended December 31, 2008 were $1.04 and $1.00, compared to $1.33 and $1.19 for the prior year.  The weighted average number of shares outstanding to calculate basic EPS was 27.3 million and 22.2 million for 2008 and 2007, respectively.  The weighted average number of shares outstanding to calculate diluted EPS was 28.3 million and 25.2 million for 2008 and 2007, respectively.

Foreign Currency Translation Gains

In the year ended December 31, 2008, the RMB steadily rose against the US dollar for the first and second quarter’s months and then partially stabilized for the third and fourth quarters. As a result of the appreciation of the RMB, we recognized a foreign currency translation gain of $12.5 million. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition. See “Risk Factors- Risks Related to Doing Business in the PRC. - The fluctuation of the Renminbi may materially and adversely affect your investment.”

Prior to acquiring Copperweld in October 2007, materially all of our revenues and a majority of our expenses were denominated in RMB Yuan.  For our operations in the PRC, the income statement accounts and balance sheet amounts with the exception of equity at December 31, 2008 were translated at 1 RMB Yuan to 0.14657 USD, or 1 USD to 6.8225 RMB Yuan. The equity accounts were stated at their historical rate.

Year ended December 31, 2007 compared to year ended December 31, 2006

Revenues

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

.
Customers

We significantly expanded and diversified our customer base in 2007 both through our acquisition of Copperweld and through organic growth. Our five largest customers accounted for 24.6% of total sales in 2007, down from 29% in 2006 and 41% in 2005. Our largest customer accounted for 10.8% of sales in 2007. In fact, our ten largest customers in 2007 accounted for only 37.75% of net sales, on a pro forma basis including full year sales for Fayetteville facility. We believe this increased diversification significantly limits our market risk and gives us a stronger base on which to expand. We further believe our overall customer composition and the concentration of our top customers will change as we expand our business and seek to shift our product sales portfolio to higher margin products. However, the loss of, or significant reduction in orders from any of our largest customers may have a material adverse impact on our financial condition and operating results. We are continuing to expand and consolidate the direction of our combined sales and marketing group in order to focus our resources towards diversification of our customer base, product mix and geographic presence to mitigate customer concentration risk. Our objective is to focus on expanding our existing business relationships by offering a wider range of products and building new sales relationships throughout the world with our expanded sales organization.

The following table (which considers Fayetteville’s sales for the full year of 2007) sets forth our ten largest customers in fiscal 2007:

Originating Office	2007 Sales in USD	Percentage of Total Sales
Fayetteville	21,215,885	10.80%
Dalian	8,027,451	4.09%
Dalian	6,798,765	3.46%
Fayetteville	6,638,111	3.38%
Dalian	5,636,408	2.87%
Dalian	5,518,656	2.81%
Dalian	5,476,410	2.79%
Dalian	5,222,391	2.66%
Dalian	4,977,456	2.53%
Dalian	4,624,811	2.35%
Total	74,136,344	37.74%

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

The following table sets forth our ten largest raw material suppliers for fiscal 2007:

Ten Largest Raw Material Suppliers 2007	Purchases in USD	% of Raw Material Purchases
Copper—Dalian	26,122,785	12.5%
Aluminum—Dalian	13,462,792	11.0%
Aluminum—Dalian	13,220,800	10.8%
Copper—Dalian	10,895,561	8.9%
Aluminum—Dalian	10,334,099	8.4%
Copper—Fayetteville	9,222,531	7.5%
Aluminum—Fayetteville	7,693,142	6.3%
Copper—Fayetteville	5,894,133	4.8%
Copper—Fayetteville	4,758,723	3.9%
Steel—Fayetteville	4,274,291	3.5%
Total—Top Ten	105,878,857	77.6%
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

Selling, General and Administrative Expenses

Selling expenses, which principally include sales related staff salary and benefits, travel expenses, and sales commissions, were $1.8 million in 2007, compared to $613,119 in 2006, a 187.5% increase. As a percentage of net sales, selling expenses increased by 0.47% in 2007 compared to 2006. General and administrative expenses, as a percentage of net sales, increased to 7.8% of net sales in 2007, compared to 5.6% in 2006. The increase was primarily due to increased depreciation associated with expanded asset base amounting to $2.2 million, $1.9 million share based compensation, $1.6 million professional fee and costs associated with expanding our staff in Dalian to accommodate the increasing demand for our products and the inclusion of Copperweld operating expenses for the period October 29, 2007 through December 31, 2007.

Interest Expense

Interest expense increased to $7.5 million in 2007 from $1.07 million in 2006, while as a percentage of net sales, interest expense increased to 5.9% in 2007 from 1.6% in 2006. We issued $40 million in HY notes and $20 million in convertible notes that were purchased by Citadel Equity Fund Ltd. on January 24, 2007. Interest expense related to those notes during 2007 was approximately $5.2 million.

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

P.R.C. enterprise income tax

In the fiscal year ended December 31, 2007, our business operations were principally conducted by our subsidiaries incorporated in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, “Foreign Invested Enterprises”, or FIEs, established in the PRC are generally subject to an “Enterprise Income Tax”, or EIT, rate of 33%. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an EIT rate of 33%. However, the Income Tax Laws provide certain favorable tax treatment to a company that qualifies as a "New or High-technology Enterprise" or a “Foreign Invested Enterprise” located in the old town of an inshore open city. Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

The Dalian Municipal Government issued a notice in 2000 providing for a series of tax preferential treatments to companies that qualify as "New or High-tech Enterprise” or companies that are registered and operate in a specified development zone in Dalian City.

Dalian Fushi, a 100% variable interest, non-operating subsidiary, was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi's bimetallic composite conductor wire product was approved by Dalian Cit as a "high-tech" project. As a result, Dalian Fushi is a business entity that is qualified as a "new or high-technology enterprise," and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation, which expired on December 31, 2003, followed by a 50% reduction and other favorable tax treatment for the succeeding three years, which expires on December 31, 2006. The provision for income taxes for the twelve months ended December 31 was zero as we didn’t have any operation under Dalian Fushi from the beginning of 2007.

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

Net income increased to approximately $29.5 million, or 23.0% of net sales for the year ended December 31, 2007, from approximately $17.8 million, or 26.4% of net sales for the year ended December 31, 2006, representing an increase of $11.7 million or 65.7% with a net margin of 26%. The bottom line increase is primarily due to substantial revenue increases while the decrease as a percentage of the net sales was primarily due to lower gross margin and higher SG&A.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations.  Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements.

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

In summary, our cash flows were:

	December 31, 2008	December 31, 2007
Net cash (used in) provided by operating activities	$(368,212)	$26,152,846
Net cash (used in) investing activities	(17,089,985)	(51,182,872)
Net cash (used in) provided by financing activities	(1,666,360)	80,257,602
Effect of exchange rate on cash and cash equivalents	4,821,569	4,193,631
Cash and cash equivalents at beginning	79,914,758	20,493,551
Cash and cash equivalents at ending	$65,611,770	$79,914,758

For the fiscal year ended December 31, 2008, net cash used by operating activities was $368,212. This was primarily attributable to our net income of $28.5 million, $33.4 million increase in working capital from $7.9 million in 2007 to $41.3 million in 2008, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization of $ 9.7 million and share-based compensation expense of $1.9 million. The change in working capital for the year ended December 31, 2008 was primarily related to i) a $24.8 million increase in accounts receivable; ii) a $17.4 million increase in advance to raw material suppliers, partially offset by $5.1 million decrease in inventory; iii) a $5.0 million increase in deferred tax assets and a $1.8 million decrease in taxes payable; iv) a $1.1 million decrease in other payables and accrued liabilities, partially offset by a $4.1 million increase in accounts payables.  Increase in accounts receivables was primarily driven by revenue growth, and extended credit term to certain customers as well as longer collection cycle as a result of challenging economic condition.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. We have not experienced any significant amount of bad debt since the inception of our operation and have established appropriate procedures to facilitate collection.  Increase in advance to raw material suppliers was due to significant purchase commitments of copper supplies incurred towards the end of the third quarter and the purchase commitments were subsequently renegotiated and amended with the suppliers to reflect prevailing market price for future delivery.

For the fiscal year ended December 31, 2008, net cash used in investing activities was $17.1 million, and was primarily attributable to i) a $1.7 million purchase of land use rights; ii) a $15.2 million capital expenditure on improvement of property and purchase of new equipment and machinery, and (iii) a $3.1 million advances for purchase of equipment

For the fiscal year ended December 31, 2008, net cash used in financing activities was $1.7million as a result of repayment of maturing, long term and short term working capital loan in the amount of $17.3 million and payment in the amount of $2.4 million on our existing credit line facilities, partially offset by proceeds from short term borrowing of $16.9 million. As of December 31, 2008, we had outstanding short-term working capital loans with banks in an aggregate amount of $17.6 million with terms ranging from three months to one year and maturity dates ranging from February to March, 2009.  The weighted average annual interest rate on the loan was 8.96%

Our Fayetteville facility (Copperweld) maintains a revolving line of credit with Wells Fargo Bank.  Availability on the credit line is the lower of $12.8 million or the collateral balances.  The outstanding balance was $4,712,075 at December 31, 2008. The Company deposits the cash collections from its customers against the outstanding account balance of the line of credit on a daily basis. The line of credit matures in 2010.  If we are unable to renew or replace our Fayetteville revolving line of credit, our Fayetteville results of operations would be adversely affected.  See “Risk Factors – Risks Related to Our Business – Our Fayetteville, Tennessee operation is dependent upon a line of credit to fund working capital needs and, if we are unable to renew or replace the line of credit, our Fayetteville results of operations would be adversely affected.”  Our Telford facility (Copperweld UK) maintains a revolving line of credit with a limit of approximately $1,096,000 (or ₤750,000) but had no balance outstanding at December 31, 2008.  Both lines of credit expire in 2010.

As of December 31, 2008, we had cash and cash equivalents of $65.6 million, down $14.3 million from $79.9 million at December 31, 2007.

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

The HY Notes and Convertible Notes contain customary affirmative and negative covenants and other provisions, including restrictions on the incurrence of additional debt, creation of liens, making restricted payments, paying dividends, maintenance of a maximum leverage ratio, maintenance of a minimum fixed charge coverage ratio, and minimum net worth.  We were in compliance with all of these requirements as of December 31, 2008.

Under the terms of the Indentures governing the Notes, we are required to make payments of interest on the Notes on the same day such payments are due and payable.  We have experienced payment delays in January 2009 due to recent tightening of SAFE restrictions on the conversion of RMB to USD. We have since paid the interest amounts in full and have no current issues with respect to payment.

If there is a default, or we do not maintain certain financial covenants or we do not maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments or redeem or repurchase our capital stock. To the extent the Noteholders demand accelerated payment of maturity in entire or partial principal of the Notes as a result of declared default, our liquidity will be adversely affected.  Without sufficient liquidity to fund our debt obligations, we may be forced to curtail our operations, including reducing or depleting our working capital, reducing or delaying capital expenditures, and limiting out ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other business opportunities we want to pursue.  Especially given the current adverse economic condition and the extreme volatility, disruption and dislocation the capital and credit markets have been experiencing in recent months, there can be no assurance that our ability to utilize our current credit facilities or our ability to access credit and capital markets and finance our operations will not be impaired. (See risk factors related to business referencing foreign exchange control and Fayetteville, and risks related to notes.)

In addition, if we are unable to stay enforcement of the judgment in the Kuhns litigation pending our appeal, we will be forced to pay the approximately $7 million judgment immediately. Any payment of the judgment would have a material adverse effect on our liquidity. See “Item 3. Legal Proceedings.”

We believe that our current cash flow and capital resources will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, capital expenditures, and our other short-term operating strategies for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix and economic conditions worldwide could affect our ability to continue to fund our future needs from business operations.

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

Revenue recognition

Revenue is recognized when product is shipped and title passes to the customer and collectability is reasonably assured. Sales revenue represents the invoiced value of goods, net of a VAT. All of the Company's products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. All of the Company’s products that are manufactured and sold in the UK are subject to a UK value-added tax at a rate of 15% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing its finished products.

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

Bad debts

The Company's business operations are conducted in the PRC and in the US. The Company extends unsecured credit to customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. Because we only extend trade credits too many of our customers, who tend to be well-established and large sized businesses, and we have not experienced any write-offs in our PRC operations and no material write-off of accounts receivable in our US operations. At December 31, 2008 we had an allowance of bad debts in the amount of $318,529.

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

Fushi International, Inc., Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes for 2008, 2007 and 2006. Management believes that the realization of the benefits can be used by our US operating subsidiary in future periods because expectations are that Copperweld will have taxable income in future periods.

Stock-based compensation.

In preparing the consolidated financial statements for 2008, we adopted SFAS No. 123 (revised 2004), or SFAS No. 123(R), issued by the FASB in December 2004, to measure our issued share options based on the grant-date fair value of the options and recognized as compensation expense over the requisite service period, with a corresponding addition to equity. We adopt the Black-Scholes Model to value the fair value of the share options and the following major assumptions are adopted: average risk-free rate of return of 1.84% to 4.57%, expected option life of 2 years, volatility rate of 50% and no dividend yield.

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

We are primarily exposed to price risk related to our purchase of copper used in the manufacture of our products. We purchase most of our raw materials at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating raw material prices. Our raw material price risk is mitigated because we generally attempt to pass changes in raw material costs to our customers.

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2008 and did not employ any commodity price derivatives during the fiscal year ended December 31, 2008.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. A 1% average appreciation (depreciation) of the RMB against the U.S. dollar would increase (decrease) our comprehensive income by $0.3 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2008. As of December 31, 2008, our foreign currency translation gain as comprehensive income amounted to $ 12.5 million. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We are primarily exposed to interest rate risk arising from 6 months LIBOR rate on which the interest rate for our Guaranteed Senior Secured Floating Rate Notes due 2012 (HY Notes) totaling $40 million or 47.5% of our total debt, is based. If there was a hypothetical 1% change in 6-month LIBOR interest rate, the net impact to earnings would be approximately $0.4 million on annualized basis.

In order to mitigate our exposure to volatility in interest rates and foreign currency exchange rates associated with the HY Notes, on April 10, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”). The Swap, with a notional principal value of $40 million, converts the USD variable interest rate of initially LIBOR + 7% per annum and LIBOR + 5.4% per annum after qualified step-down to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. The Company uses this derivative instrument only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

The fair value of the Swap is determined with the assistance of third party provided calculations which reflect the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. For the fiscal year ended December 31, 2007, changes in fair value of the Swap designated and effective as cash flow hedge resulted in an increase in the liability and a loss to other comprehensive income of $8.5 million, net of taxes. For the fiscal year ended December 31, 2008, changes in fair value of the Swap designated and effective as cash flow hedge resulted in a decrease in the liability and a gain to other comprehensive income of $4.1 million, net of taxes.  As of December 31, 2008, the Company had cross currency hedge payable amounting to $104,324. For fiscal year ended December 31, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness.

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

The Company also has outstanding senior convertible notes that may be converted into the Company’s common stock. Accordingly, the price of its common stock may affect the fair value of the Company’s convertible notes. On January 8, 2008, the convertible notes holder elected to convert $15.0 million of the $20 million convertible notes into common shares. If the $5 million Convertible Notes outstanding are not converted at maturity, January 24, 2012, the Company will have to repay the principal of $5 million and an additional redemption cost of $5,305,158.  The estimated fair value of the remaining $5 million Convertible Notes was approximately $5.4 million at December 31, 2008 based on a 25% discount rate. Since the Company’s stock price was below the conversion price at December 31, 2008, the likelihood of conversion is low. Therefore, a hypothetical 1% decrease in the price of the Company’s common stock would not have impacted the fair value of the outstanding Convertible Notes.

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

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have rarely seen accounts receivable go uncollected beyond 90 days or experienced minimal write-off of accounts receivable in the past.

Inflation Risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net revenues if the selling prices of our products do not increase with these increased costs.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated balance sheets of Fushi Copperweld, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008 together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of the Form 10-K.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our CEO and CFO, evaluated the design and operating effectiveness as of December 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our CEO and CFO concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2008 due to the material weakness and significant deficiency described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Acting Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008.  This evaluation was performed using the Internal Control – Evaluation Framework developed by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on such evaluation, management concluded that the Company’s internal control over financial reporting was not effective and identified one material weakness and one significant deficiency in the Company’s internal control over financial reporting as stated below.

Our material weakness related to:
•
the Company’s not adhering to controls as designed to ensure the timely and accurate disbursement of cash for the fiscal year ended December 31, 2008. The Company’s control system governing cash disbursement practices were adequately designed, faithfully implemented and properly documented by staff.  However, occurrences were detected that final payments were not made to intended payees due to management’s failure to adhere to controls as designed.  Although such occurrences did not result in material adjustments to the Company’s consolidated financial statements for the year ended December 31, 2008, there is a reasonable possibility that the control did not operate effectively because only certain key management had the ability to authorize, execute and change the disbursement of cash.

Our deficiency related to:
•
Failure to maintain effective controls over the financial closing process to ensure the accurate and timely accounting and disclosure of fixed asset including 1) not timely placing equipments received in construction in progress and 2) not timely transferring completed equipments to fixed assets.

MANAGEMENT'S REMEDIATION PLAN

The Company has discussed the material weakness and significant deficiency in its internal control over financial reporting with the Audit Committee and the Board of Directors.  Specific remedial actions have been taken to reorganize and restructure the Company’s corporate accounting staff, which include (1) revising the reporting structure and establishing clear roles, responsibilities, and accountability, and (2) reorganizing the cash disbursement process by including staff from different departments to ensure adequate segregation of duties. We also implemented additional controls to continuously improve our period-end closing procedures by ensuring that account reconciliations and analyses are adequately reviewed for completeness and accuracy to timely identify adjustments, particularly as it relates to fixed assets.

In addition, under the supervision and guidance of our audit committee to remediate such ineffectiveness and to strengthen our internal controls over financial reporting, the Company’s management has implemented, or is in the process of implementing, the following measures as of the date of the filing,:

1.	We increased the level of interaction among our management, audit committee, independent auditors and other external advisors;

2.
We evaluated the sufficiency of financial and accounting staff in Dalian, China, Fayetteville, Tennessee, and Telford, England and, based on that evaluation, we hired and continue to hire additional accounting staff;

4.	We implemented a formal training program to train all key employees, especially new hires, on our antifraud programs, corporate governance guidelines, and business ethics.

5.	We have established monthly and quarterly data collection timetables and procedures, including assigning data collection responsibilities to designated personnel;

6.	We engaged a professional advisory firm on outsourcing part of our internal audit function;

7.
We are in the process of recruiting a qualified and experienced internal auditor to implement the internal audit function, and we plan to provide additional training to this internal auditor on appropriate controls and procedures necessary to document and evaluate our internal control procedures.

We believe that the steps we are taking are necessary for remediation of the material weakness and significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and to make any changes that our management deems appropriate

Changes in Internal Control over Financial Reporting

Other than as described above, management does not believe that there have been any other changes in the Company’s internal control over financial reporting during year ended December 31, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fushi Copperweld, Inc

We have audited Fushi Copperweld, Inc and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A “Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The control designed to ensure the timely and accurate disbursement of cash for the fiscal year ended December 31, 2008, did not operate effectively because only certain key management had the ability to authorize and execute disbursement of cash. This material weakness did not result in material adjustments to the Company’s consolidated financial statements for the year ended December 31, 2008, however, there is a reasonable possibility that because only certain key management had control over both the authorization and execution duties related to the Company’s cash disbursement process, the failure to segregate both duties creates an opportunity for errors or misappropriation to occur undetected.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 13, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows of the Company, and our report dated March 13, 2009 expressed an unqualified opinion.

/Moore Stephens Wurth Frazer and Torbet, LLP/

Walnut, California
March 13, 2009

ITEM 9B.      OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the year ended December 31, 2008 which were not disclosed on such form.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is set forth in Part I herein under the heading “Executive Officers of the Registrant”.  The additional information with respect to Item 10 and “Directors, Executive Officers and Corporate Governance” appears in our 2009 Proxy Statement and is incorporated by reference in this section.

ITEM 11.       EXECUTIVE COMPENSATION

The information with respect to Item 11 and ”Executive Compensation” appears in our 2009 Proxy Statement and is incorporated by reference in this section.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to Item 12 and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appears in our 2009 Proxy Statement and is incorporated by reference in this section.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to Item 13 and “Certain Relationships and Related Transactions, and Director Independence” appears in our 2009 Proxy Statement and is incorporated by reference in this section.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information with respect to Item 14 and “Principal Accountant Fees and Services” appears in our 2009 Proxy Statement and is incorporated by reference in this section.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of Fushi Copperweld, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets – as of December 31, 2008 and 2007

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for each of the years ended December 31, 2008, 2007 and 2006

Notes to Financial Statements

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

FUSHI COPPERWELD, INC.

Date: March 16, 2009	By:	/s/ Li Fu
Li Fu, CEO (principal executive officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 16, 2009	/s/ Wenbing Chris Wang
Wenbing Chris Wang, President and Chief Financial Officer (principal financial officer and principal accounting officer)

March 16, 2009	/s/ Li Fu
Li Fu, Director

March 16, 2009	/s/ Bai Feng
Bai Feng, Director

March 16, 2009	/s/ Jiping Hua
Jiping Hua, Director

March 16, 2009	/s/ Barry Raeburn
Barry Raeburn, Director

March 16, 2009	/s/ John Perkowski
John Perkowski, Director

FUSHICOPPERWELD, INC.
Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2008
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

4.6	Form of Notes Purchase Agreement, dated as of January 24, 2007, by and among the Company and Citadel Equity Fund Ltd. (4)

4.7	Form of HY Indentures, dated as of January 25, 2007, by and among the Company, the FHI and the Bank of New York. (4)

4.8	Form of CB Indentures, dated as of January 25, 2007, by and among the Company, the FHI and the Bank of New York. (4)

4.9	Form of Share Pledge Agreement, dated as of January 25, 2007, by and among the Company and the Bank of New York. (4)

4.10	Form of Investor Rights Agreement, dated as of January 25, 2007, by and among the Company, FHI, FID, DF, Li Fu, Mathus Yue Yang, Chris Wenbing Wang and Citadel. (4)

10.1	Share Exchange Agreement dated as of December13, 2005 between Parallel Technologies, Inc. and the stockholders of Diversified Product Inspections, Inc. (1)

10.2	Translation of Purchase Agreement, dated as of December 13, 2005, between Fushi International (Dalian) and Dalian Fushi. (1)

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

10.8	Translation of Shares Pledge Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (1)

10.10	Stock Purchase Agreement dated as of November 8, 2005 between Glenn A. Little and Dalian Fushi. (1) (1)

10.11	Consulting Agreement dated as of November 8, 2005 between Parallel Technologies, Inc. and Glenn A. Little. (1)

10.12	Form of Engagement Letter dated May 27, 2005 between Dalian Fushi and Kuhns Brothers, Inc. (1)

10.13	*Fushi Copperweld, Inc. 2007 Stock Incentive Plan (5).

10.14	*Fushi Copperweld, Inc. Form of Non-Qualified Stock Option Agreement. (5)

10.15	*Fushi Copperweld, Inc. Form of Qualified Stock Option Agreement. (5)

10.16
Settlement Agreement among Copperweld, Copperweld Bimetallics International Holdings, LLC, International Manufacturing Equipment Suppliers, LLC, Tongling Jingda Special Magnet Wire Co., Ltd. and Tongling Copperweld Bimetallics Co. Ltd. dated January 18, 2008, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

10.17
Amended and Restated Investor Rights Agreement by and among the Registrant, Fushi Holdings, Inc., † Dalian Fushi Bimetallic Manufacturing Company Limited, Fushi International (Dalian) Bimetallic Cable Co., Ltd., Li Fu, and Citadel Equity Fund Ltd., dated as of June 4, 2008.

10.18	*Settlement Agreement with John Christopher Finley, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

10.19	*Employment Agreement of Dwight Berry, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

21.1	List of Subsidiaries†

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP †

31.1	Certification of Li Fu pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; †

31.2	Certification of Wenbing Wang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002; †

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; †

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on December 14, 2005.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K/A (Amendment No. 1) filed on December 20, 2005.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 5, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2007.
(5)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14 C dated March 27, 2008.

*Indicates employee benefit plan or agreement.
†Filed herewith.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Fushi Copperweld, Inc.

We have audited the accompanying consolidated balance sheets of Fushi Copperweld, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. Fushi Copperweld’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fushi Copperweld, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fushi Copperweld Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an adverse opinion.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California
March 13, 2009

Table of Contents

FINANCIAL STATEMENTS

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS:
Cash	$65,611,770	$79,914,758
Marketable securities	-	2,977,699
Restricted cash	1,000,000	1,000,000
Accounts receivable, trade, net of allowance of bad debt $318,529 and $135,418 as of December 31, 2008 and 2007	49,782,548	23,611,186
Inventories	6,977,852	12,308,295
Notes receivables	171,300	816,905
Other receivables and prepaid expenses	869,973	997,979
Advances to suppliers	20,261,585	2,341,839
Cross currency hedge receivable	-	706,170
Deposit in derivative hedge	1,000,000	-
Prepaid taxes	670,805	-
Total current assets	146,345,833	124,674,831

PLANT AND EQUIPMENT, net	119,761,027	87,228,600

OTHER ASSETS:
Notes receivable, noncurrent	799,106	-
Advances to suppliers, noncurrent	4,022,879	18,204,775
Prepaid land use right	-	4,559,760
Intangible asset, net of accumulated amortization	12,406,920	5,832,721
Deferred loan expense, net	3,317,725	3,115,930
Deferred tax assets, noncurrent	7,804,027	2,852,000
Total other assets	28,350,657	34,565,186

Total assets	$294,457,517	$246,468,617

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$7,204,156	$3,028,823
Line of credit	4,712,075	7,168,524
Short term bank loans	17,588,400	5,703,360
Current portion of long term debts	5,000,000	10,968,000
Other payables and accrued liabilities	4,751,460	5,791,597
Customer deposits	542,540	-
Taxes payable	-	1,005,259
Cross currency hedge payable	104,324	-
Total current liabilities	39,902,955	33,665,563

LONG TERM LIABILITIES:
Notes payable	40,000,000	60,000,000
Fair value of derivative instrument	4,377,076	8,515,396

Total liabilities	84,280,031	102,180,959

COMMITMENTS AND CONTINGENCIES	7,197,794	-

SHAREHOLDERS' EQUITY:
Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of December 31, 2008 and 2007	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, 2008: 27,499,034 issued and 27,399,034 outstanding, 2007: 25,311,304 issued and 25,211,304 outstanding	164,395	151,268
Common stock held in escrow, 100,000 shares	600	600
Additional paid in capital	91,172,890	77,665,064
Statutory reserves	12,316,147	8,321,726
Retained earnings	78,613,158	54,133,070
Accumulated other comprehensive income	20,712,502	4,015,930
Total shareholders' equity	202,979,692	144,287,658

Total liabilities and shareholders' equity	$294,457,517	$246,468,617

See report of independent registered public accounting firm.
The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

REVENUES	$221,434,702	$128,222,083	$67,595,774

COST OF GOODS SOLD	164,181,739	85,773,819	42,781,669

GROSS PROFIT	57,252,963	42,448,264	24,814,105

OPERATING EXPENSE:
Selling expenses	4,607,459	1,762,461	613,119
General and administrative expenses	15,555,267	10,040,827	3,815,380
Total operating expense	20,162,726	11,803,288	4,428,499

INCOME FROM OPERATIONS	37,090,237	30,644,976	20,385,606

OTHER INCOME (EXPENSE):
Interest income	662,290	1,822,048	73,949
Interest expense	(8,833,866)	(7,544,635)	(1,072,769)
Gain on derivative instrument	163,062	1,508,693	-
Other (expense) income	(112,303)	222,545	300,185
Registration rights penalty	-	-	(1,478,520)
Total other expense, net	(8,120,817)	(3,991,349)	(2,177,155)

INCOME BEFORE INCOME TAXES	28,969,420	26,653,627	18,208,451

PROVISION (BENEFIT) FOR INCOME TAXES	494,911	(2,852,000)	398,425

NET INCOME	28,474,509	29,505,627	17,810,026

OTHER COMPREHENSIVE INCOME:
Unrealized loss (gain) on marketable securities	22,301	(22,301)	-
Foreign currency translation adjustment	12,535,951	9,853,904	1,923,828
Change in fair value of derivative instrument	4,138,320	(8,515,396)	-

COMPREHENSIVE INCOME	$45,171,081	$30,821,834	$19,733,854

Earnings per share:
Basic	$1.04	$1.33	$0.89
Diluted	$1.00	$1.19	$0.84

Weighted average number of shares:
Basic	27,298,891	22,178,517	19,933,193
Diluted	28,271,863	25,243,788	21,276,263

See report of independent registered public accounting firm.
The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 2008, 2007 AND 2006

	Series A		Series B
	convertible		convertible		Common stock
	preferred stock		preferred stock		Shares outstanding		Shares In escrow		Additional	Retained earnings		Accumulated
	Number	Par	Number	Par	Number	Par	Number	Par	paid in	Statutory	Unrestricted	comprehensive
	of shares	value	of shares	value	of shares	value	of shares	value	capital	reserves	earnings	income (loss)	Totals
BALANCE, December 31, 2005	784,575	$785	216,000	$216	78,459	$471	-	$-	$29,307,285	$2,428,310	$12,710,833	$775,895	$45,223,795

Conversion of preferred stock	(784,575)	(785)	(216,000)	(216)	19,818,718	118,912			(195,411)				(77,500)
Exercise of stock warrants					148,985	894			253,081				253,975
Net income											17,810,026		17,810,026
Adjustment to statutory reserve										2,024,157	(2,024,157)		-
Foreign currency translation gain												1,923,828	1,923,828

BALANCE, December 31, 2006	-	-	-	-	20,046,162	120,277	-	-	29,364,955	4,452,467	28,496,702	2,699,723	65,134,124

Shares issued for liquidated penalty					255,000	1,530			1,464,720				1,466,250
Exercise of warrants for cash @ $3.67					2,056,015	12,336			7,533,239				7,545,575
Exercise of warrants for cash @ $3.11					47,877	287			148,609				148,896
Stock compensation expense									1,938,073				1,938,073
Shares placed in escrow							100,000	600	(600)				-
Shares issued for cash @ $14.00					2,786,000	16,716			37,216,190				37,232,906
Adjustment to shares outstanding					20,250	122			(122)				-
Net income											29,505,627		29,505,627
Adjustment to statutory reserve										3,869,259	(3,869,259)		-
Net change related to cash flow hedge												(8,515,396)	(8,515,396)
Unrealized loss on marketable securities												(22,301)	(22,301)
Foreign currency translation gain												9,853,904	9,853,904

BALANCE, December 31, 2007	-	-	-	-	25,211,304	151,268	100,000	600	77,665,064	8,321,726	54,133,070	4,015,930	144,287,658

Note payble converted to common stock @ $7.00					2,142,857	12,857			14,987,143				15,000,000
Exercise of warrants for cash @ $3.11					44,873	270			139,124				139,394
Stock compensation expense									1,868,809				1,868,809
Net income											28,474,509		28,474,509
Adjustment to statutory reserve										3,994,421	(3,994,421)		-
Net change related to cash flow hedge												4,138,320	4,138,320
Foreign currency translation gain												12,535,951	12,535,951
Recognition of loss on marketable securities												22,301	22,301
Allocation of APIC due to Kuhn's litigation									(3,487,250)				(3,487,250)

BALANCE, December 31, 2008	-	$-	-	$-	27,399,034	$164,395	100,000	$600	$91,172,890	$12,316,147	$78,613,158	$20,712,502	$202,979,692

See report of independent registered public accounting firm.
The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,474,509	$29,505,627	$17,810,026
Adjustments to reconcile net income to cash provided by operating activities:
Bad debt expenses	178,467	-	-
Reserve for inventory	96,893	-	-
Depreciation	6,457,629	3,117,837	2,208,924
Loss in disposal of PP&E	28,887	-	-
Amortization of intangibles	417,681	234,672	223,800
Amortization of loan commission	2,798,205	721,455	-
Interest penalty	710,544	-	-
Amortization of stock option compensation	1,868,809	1,938,073	-
Gain on derivative instrument	(163,062)	(1,508,693)	-
Investment loss on marketable securities	16,158	-	-
Change in operating assets and liabilities:
Accounts receivable	(24,794,459)	(9,151,252)	(616,477)
Inventories	5,113,772	4,344,568	478,455
Other receivables and prepayments	(810,192)	200,721	726
Notes receivables	(114,896)	(784,551)	-
Advance to suppliers	(17,408,968)	1,015,842	-
Deferred tax assets	(4,952,027)	(2,852,000)	-
Accounts payable	4,076,919	(2,564,797)	(1,747,265)
Other payables and accrued liabilities	(1,083,919)	2,667,158	(360,312)
Customer deposits	509,481	(545,440)	404,906
Taxes payable	(1,788,643)	(186,374)	(5,092,090)
Net cash provided by operating activities	$(368,212)	$26,152,846	$13,310,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	2,983,842	(2,977,699)	-
Payment for swap liability	-	(127,380)	-
Purchase of land use right	(1,698,433)	-	-
Advance for purchase of land use right	-	(4,379,166)	-
Purchase of property and equipment	(15,226,592)	(31,115,408)	(8,493,919)
Advances for purchase of equipment	(3,148,802)	(12,583,219)	(4,465,823)
Net cash used in investing activities	(17,089,985)	(51,182,872)	(12,959,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	-	-	4,450,000
Repayments to shareholders	-	(3,985,698)	-
Restricted cash in escrow	-	(1,000,000)	-
Repayment to shareholder	-	-	(532,379)
Due to related companies	-	-	3,367,897
Net borrowings on revolver line	(2,419,008)	1,025,814	-
Proceeds from bank loans	16,908,000	11,718,630	24,365,120
Payments on bank loans	(17,268,032)	(29,628,641)	(19,714,490)
Proceeds from derivative instrument	973,556	802,523	-
Net proceeds from stock issuance in private placement	-	37,232,906	-
Net proceeds from long term notes	-	56,400,000	-
Proceeds from exercise of stock warrants	139,124	7,692,068	248,729
Fees paid for recapitalization	-	-	(77,500)
Net cash (used in) provided by financing activities	(1,666,360)	80,257,602	12,107,377

EFFECT OF EXCHANGE RATE ON CASH	4,821,569	4,193,631	1,868,337

CHANGE IN CASH	(14,302,988)	59,421,207	14,326,665

CASH, beginning	79,914,758	20,493,551	6,166,886

CASH, ending	$65,611,770	$79,914,758	$20,493,551

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$6,327,084	$4,249,882	$1,352,377
Cash paid for income taxes	$4,509,274	$-	$2,288,242

See report of independent registered public accounting firm.
The accompany notes are an integral part of this statement.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 1 - Organization

Fushi Copperweld, Inc (“Fushi”), the holding company of Fushi Holdings, Inc., (“Fushi Holdings”) incorporated in the state of Delaware, which is a holding company for Dalian Fushi International Bimetallic Cable Co., Ltd (“Fushi International”), organized under the laws of the People Republic of China (“PRC”).  In a series of restructuring transactions which began in 2005 and were completed in 2006 (the “restructuring”), Fushi acquired Fushi Holdings. As a result of the restructuring transactions, Fushi International acquired substantially all of the manufacturing assets and business and controls the remaining assets and financial affairs of Dalian Fushi Bimetallic Manufacturing Co., Ltd (“Dalian Fushi”). Dalian Fushi is a limited liability company organized under the laws of the PRC, which is engaged in the manufacturing and sale of bimetallic wire products.

Fushi acquired Copperweld Bimetallics Holdings, LLC, a North Carolina limited liability company and the holder of the partnership interest in Copperweld Bimetallics, LLC, (“Copperweld”) a limited liability company registered in the state of Delaware and the parent of Copperweld Bimetallics UK, Ltd., a private company registered in the United Kingdom and Copperweld International Holdings, LLC a North Carolina limited liability company.  Copperweld is a bimetallic sales and manufacturing operation headquartered in Fayetteville, Tennessee. Copperweld Bimetallics UK, Ltd. (“Copperweld UK”) is a manufacturing, distribution and customer service facility located in Telford, England. Copperweld International Holdings, LLC was a non-operating company that held partnership interests in a company located in Tongling, PRC at December 31, 2007.  Those interests were liquidated in an agreement entered into by Copperweld and its subsidiaries, affiliates and International Manufacturing Equipment Sales, Inc. on January 16, 2008. Additionally, Fushi acquired International Manufacturing Equipment Sales, LLC, a shell company that was, at the time of purchase, a non-affiliated but commonly owned Limited Liability Company.

Three of the companies acquired on October 29, 2007 were dissolved in 2008:

1. Copperweld Holdings, LLC a North Carolina limited liability company.  This company had no liabilities and it’s only asset was the ownership of Copperweld Bimetallics, LLC, which the ownership rights were transferred to Fushi Copperweld, Inc. on October 29, 2007.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Fushi, Fushi Holdings, Fushi International, Dalian Fushi, Copperweld and Copperweld UK are hereinafter referred to as “the Company”.

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

Revenue recognition

The Company's revenue recognition policies are in accordance with Staff Accounting Bulletin (“SAB”) 104. Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits.

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling costs which totaled $1,979,689, $1,006,769 and $349,257 for the years ended December 31, 2008, 2007 and 2006, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Accumulated other comprehensive income amounted to $20,712,502, $4,015,930 and $2,699,723 as of December 31, 2008, 2007 and 2006 respectively. The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.823 RMB and £0.684 to $1.00. The balance sheet amounts with the exception of equity at December 31, 2007 were translated at 7.29 RMB and £0.501 to $1.00 USD. The average translation rates applied to income and cash flow statement amounts for year ended December 31, 2008 were 6.948 RMB and £0.539 to $1.00 respectively.  The average translation rates applied to income and cash flow statement amounts for the year ended December 31, 2007 were 7.59 RMB and £0.49 to $1.00. The average translation rates applied to income statement accounts for the year ended December 31, 2006 was 7.96 RMB.

In accordance with FAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United Kingdom (“UK”) and the USA.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed deposit insurance limits for the banks located in the United States and UK. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of December 31, 2008, the Company had deposits in excess of federally insured limits totaling $65,895,459. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Additional product sales information

The Company has expanded its geographic sales area from the Chinese domestic market to the international market. The following chart shows that the PRC market remains the largest single market for the Company while approximately 29% sales were spread across international markets during the year of 2008, 8% during the year of 2007, and 0% during the year of 2006, respectively.

	2008	2007	2006
China	$156,342,939	$117,737,442	$67,595,774
USA	45,754,350	9,327,218	-
Europe	8,375,872	1,157,423	-
Other countries	10,961,541	-	-
Total sales	$221,434,702	$128,222,083	$67,595,774

Major customers and suppliers

Ten major customers accounted for 30% and 37.75% of the sales for the years ended December 31, 2008 and 2007, respectively. (Copperweld’s sales for the full year of 2007 are included for comparison purpose.) Six customers accounted for 34% of the Company’s total sales for the year ended December 31, 2006. Total receivable balance due from the top ten customers at December 31, 2008 and 2007 amounted to $11,838,214 and $15,029,038, respectively.

Five major suppliers provided approximately 65% of the Company’s raw materials for the years ended December 31, 2008 and eight major suppliers provided approximately 79% for the year ended December 31, 2007. (Copperweld’s purchases for the full year of 2007 are included for comparison purpose). Four suppliers provided approximately 85% of the Company’s raw materials for the year ended December 31, 2006. At December 31, 2008, our advances to the major five suppliers were $20,111,644, all of which was current. At December 31, 2007, our advances to the major eight suppliers were $1.6 million, all of which was current.

Accounts receivables and allowance for doubtful accounts

Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off. As of December 31, 2008 and 2007, management concluded its allowance for bad debts was sufficient.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company reviews its inventory regularly for possible obsolete goods and net realizable and establishes reserves or written off when necessary.

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

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The convertible note issued in 2007 did not require bifurcation or result in liability accounting. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On January 1, 2008, the Company adopted FAS 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

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

Other than the derivative instrument, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with FAS 157.

During 2007, the Company issued 3% secured convertible debentures in a face amount of $20,000,000 which are due in 2012 from issuance of common stock.  The notes qualify as conventional convertible debt and thus the embedded conversion feature was not separated from the host instrument. Also during 2007, the Company borrowed $40,000,000 in the form of a debenture note with floating rate.

As of December 31, 2008, the outstanding principal amounted to $45,000,000.  The Company used Level 3 inputs for its valuation methodology for the notes payable, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

As of December 31, 2008, the Company had a $4.4 million derivative instrument.  Management obtains the fair value of the derivative instrument from a financial institution using Level 3 inputs since there is no observable market price.

	Carrying Value December 31, 2008	Fair Value Measurements December 31, 2008 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Notes payable	$45,000,000			$40,883,269
Derivative Instrument	$4,377,076			$4,377,076

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Stock-Based Compensation

The Company records and reports stock-based compensation under FAS 123R, “Share-Based Payments”. This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined in accordance with FAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services", as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. The Company added production equipment during 2008 and the interest capitalized for the years ended December 31, 2008 and 2007 amounted to $160,166 and $285,689, respectively.

The Company evaluates the carrying value of long-lived assets in accordance with FAS 144 each reporting period. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2008, there were no impairments of its long-lived assets.

Intangible assets

Land use rights – land in the People’s Republic of China is government owned. However, the government grants “land use rights”. The Company amortizes land use rights on a straight line basis over the 50 year life.

Patents – Patents are stated at cost, less accumulated amortization. The Company amortizes patents on a straight line basis over 7-15 years.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The Company evaluates intangible assets for impairment, at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of December 31, 2008, there was no impairment of intangible assets.

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

Research and development costs are recorded in general and administrative expenses. Research and development costs were $403,488, $154,127 and $195,058 for the years ended December 31, 2008, 2007 and 2006, respectively.

Earnings per share

The Company reports earnings per share in accordance with the provisions of FAS 128, "Earnings Per Share." FAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method.

Income taxes

The Company records and reports income taxes pursuant to FAS 109, “Accounting for Income Taxes”. Provision for income taxes consist of taxes currently due plus deferred taxes. FAS 109 requires the recognition of deferred income tax liabilities and assets for the estimated future tax effects attributable to temporary differences and operating loss and tax credit carryforwards. Deferred tax liability or asset attributable to temporary differences is accounted for using the balance sheet liability method in respect of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Deferred tax expense or benefit is the change during the year in deferred tax liabilities and assets.  Deferred taxes are determined separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. Deferred tax liability or asset is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. Deferred tax assets is reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. The adoption had no affect on the Company’s financial statements.

Value Added Tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are produced and sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. All of the Company’s products that are manufactured and sold in the UK are subject to a UK value-added tax at a rate of 15% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT Payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Recently issued accounting pronouncements

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company adopted FAS 159 on January 1, 2008.  The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In December 2007, the FASB issued FAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. FAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of FAS 160 will have on its consolidated financial statements.

In December 2007, FAS 141(R), “Business Combinations”, was issued. FAS 141R replaces FAS 141. SFAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting, which FAS 141 called the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS 141R also requires the acquirer in a business combination achieved in stages, sometimes referred to as a step acquisition, to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values, or other amounts determined in accordance with FAS 141R. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting FAS 141R will have on its financial statements.

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement has no impact on the Company’s financial statements.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated in US dollars will be required to be carried as a liability and marked to market each reporting period.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.”  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. Management is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions, no impact on the Company’s financial statements

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results of operation for the year ended December 31, 2008.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008, and its adoption did not have a material impact on our financial position or results of operation for the year ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of FAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 3 - Accounts receivable

Accounts receivable consisted of the following:

	2008	2007
Trade accounts receivable	$50,101,077	$23,746,604
Allowance for bad debts	(318,529)	(135,418)
Trade accounts receivable, net	$49,782,548	$23,611,186

The following table consists of allowance for doubtful accounts.
Allowance for doubtful accounts at January 1, 2006	$-
Additional reserves	-
Accounts receivable write off	-
Allowance for doubtful accounts at December 31, 2006	-
Additional reserves	-
Accounts receivable write off	-
Carried over from reorganization	135,418
Allowance for doubtful accounts at December 31, 2007	135,418
Additional reserves	178,467
Accounts receivable write off	(1,093)
Effect of foreign currency translation	5,737
Allowance for doubtful accounts at December 31, 2008	$318,529

Note 4 - Inventories

Inventories consisted of the following:

	2008	2007
Raw materials	$3,929,585	$5,991,315
Work in process	1,337,703	2,260,015
Finished goods	1,832,511	4,120,559
Scrap	38,540	-
Totals	7,138,339	12,371,889
Less allowance for obsolete inventory	(160,487)	(63,594)
Totals	$6,977,852	$12,308,295

The following table consists of allowance for obsolete inventory.

Allowance for obsolete inventory at January 1, 2006	$-
Additional reserves	-
Reserves write off	-
Allowance for obsolete inventory at December 31, 2006	-
Additional reserves	63,594
Reserves write off	-
Allowance for obsolete inventory at December 31, 2007	63,594
Additional reserves	82,183
Reserves write off	-
Effect of foreign currency translation	14,710
Allowance for obsolete inventory at December 31, 2008	$160,487

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

For the years ended December 31, 2008, 2007 and 2006, total inventory write off due to the net realization of raw material cost amounted to $205,852, $0 and $0.

Note 5 - Plant and equipment

Plant and equipment consisted of the following:

	2008	2007
Land	$100,726	$100,726
Buildings and improvements	43,418,544	32,846,156
Transportation equipment	4,138,892	3,193,995
Machinery and equipment	55,147,707	24,111,971
Office furniture	1,166,477	833,474
Construction in progress	33,163,330	36,880,809
Totals	137,135,676	97,967,131
Less accumulated depreciation	(17,374,649)	(10,738,531)

Totals	$119,761,027	$87,228,600

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $6,457,629, $3,117,837 and $2,208,924, respectively.

Capitalized interest for construction projects for the years ended December 31, 2008, 2007 and 2006, amounted to $160,166, $285,689 and $282,641, respectively.

Note 6 – Advances to suppliers

Advances on purchases are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers consisted of the following:

	2008	2007
Advances for inventories – current	$20,261,585	$2,341,839
Advances for equipment – non current	4,022,879	18,204,775
Total advances to suppliers	$24,284,464	$20,546,614

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 7 – Intangible assets

Intangible assets consist of land use rights and patents. In June 2008, the Company obtained additional land use rights that had were prepaid in previous periods and reclassified it to intangible assets-land use rights where it began to be amortized.  Intangible assets consisted of the following:

	2008	2007
Patents	$1,755,025	$1,652,938
Land use rights	12,478,090	5,492,089
Total:	14,233,115	7,145,027
Less: accumulated amortization	(1,826,195)	(1,312,306)
Intangible assets, net	$12,406,920	$5,832,721

Amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $417,681, $234,672 and $223,800.

Estimated annual amortization expense is as the following, for the year ended:

December 31,
2009	$469,994
2010	469,994
2011	469,994
2012	451,380
2013	327,444

Note 8 - Prepaid taxes, Taxes Payable and Deferred Tax Asset

Prepaid taxes and taxes payable consisted of the following:

	2008	2007
Income Tax	$997,581	$-
VAT Benefit or Payable	(1,779,973)	856,482
Others	111,587	148,777
Total (prepaid taxes) tax payable	$(670,805)	$1,005,259

Income Tax

Under the former Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. For an enterprise that qualifies as a new or high-technology enterprise or a Foreign Invested Enterprise (“FIE”) located in the old town of an inshore open city, it is subject to an income tax rate of 24%. In addition, if the enterprise is located in a specially designated region that allows foreign enterprises the enterprise is entitled to a two-year income tax exemption and a 50% income tax reduction for the following three years.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the former income tax laws for Domestic Enterprises (“DEs”) and FIEs. The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DEs and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs was eliminated. However, the new EIT Law permits companies to continue to enjoy their former preferential tax treatments until such treatments expire in accordance with their current terms.

The Company’s wholly owned subsidiary, Fushi International (Dalian), is a foreign limited liability company and is located in the old town of an inshore open city. Under the former Income Tax Laws of PRC, the Company qualified to use 24% income tax rate and has a full income tax exemption for the years ended December 2006 and 2007 and a 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. Under the new EIT law effected in 2008, the company continues to enjoy the former preferential tax rate until it expires in December 2010. So, the applicable corporate income tax rate in 2008 is 12%. The provision for income tax for the years ended December 31, 2008 and 2007 was $5,446,938 and $0, respectively.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a "new or high-technology enterprise" that is allowed a two year income tax exemption beginning in 2002, the first year after it became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. Dalian Fushi had a loss from operations in year 2008, so no provision for income taxes was made during this period.

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income for the years ended December 31, 2008, 2007, 2006.

Fushi, Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld Bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes since inception. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2028.

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. The provision for income tax for the years ended December 31, 2008, 2007 and 2006 was $0, $0 and $0, respectively.

The Provision for income taxes consisted of the following:

	2008	2007	2006
Provision for China income taxes	$5,446,938	$-	$362,205
Provision for China local taxes	-	-	36,220
Benefit for US income taxes	(4,952,027)	(2,852,000)	-
Provision for income taxes	$494,911	$(2,852,000)	$398,425

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
U.S. Statutory rates on foreign income	34.0%	34.0%	34.0%
NOL and foreign income not recognized in U.S.	(34.0)	(34.0)	(34.0)
China income taxes	25.0	33.0	33.0
China income tax exemption	(13.0)	(33.0)	(31.0)
Total provision for income taxes	12.0%	-%	2.0%

The estimated tax savings from the tax exemptions for the year ended December 31, 2008, amounted to $5,900,849. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $1.04 to $0.82 and diluted earning per share from $1.00 to $0.79.

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

Deferred Tax Asset

Fushi was incorporated in the United States and have incurred net operating losses for income tax purposes since inception. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2028. Management believes that the realization of the benefits can be used by our US operating subsidiary in future periods because expectations are that Copperweld will have taxable income in future periods. Based on its review, the Company believes that, as of December 31, 2008, there was no valuation allowance for deferred tax assets.

The deferred tax asset consisted of the following:

Deferred tax asset at December 31,2006	$-
Additions to deferred tax asset	2,852,000
Deferred tax asset at December 31,2007	2,852,000
Additions to deferred tax asset	4,952,027
Deferred tax asset at December 31,2008	$7,804,027

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Value Added Tax

VAT on sales and VAT on purchases in Dalian China amounted to $27,272,714 and $19,151,207 for the year ended December 31, 2008, $20,030,111 and $12,303,624 for the year ended December 31, 2007, and $60,346,802 and $7,161,857 for the year ended December 31, 2006,  respectively.

VAT on sales and VAT on purchases in Copperweld UK amounted to $210,487 and $447,746 for the year ended December 31, 2008 and $96,167 and $89,099 for the period from October 29, 2007 to December 31, 2007, respectively.

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

Note 9 - Short term bank loans and revolving credit lines

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:

Name of lender	2008	2007
Bank of China, Xinghaiwan Branch, due March 28, 2008, annual interest at 7.227% secured by the Company’s land use right and building.	$-	$2,687,160

Bank of China, Xinghaiwan Branch, due February 15, 2008, and was renewed to May 15, 2008 annual interest at 7.029%, secured by the Company’s land use right and building.	-	3,016,200

Guangdong Development bank, Dalian Stadium branch, due February 25, 2009, annual interest at 8.96%,secured by the Company’s land use right and building.	8,794,200	-

Guangdong Development bank, Dalian Stadium branch, due March 9, 2009, annual interest at 8.96%, secured by the Company’s land use right and building	2,931,400	-

Guangdong Development bank, Dalian Stadium branch, due March 19, 2009, annual interest at 8.96%, secured by the Company’s land use right and building	1,465,700	-

Guangdong Development bank, Dalian Stadium branch, due March 26, 2009, annual interest at 8.96%, secured by the Company’s land use right and building	4,397,100	-

Total Short Term Bank Loan	17,588,400	5,703,360

Wells Fargo Bank revolving credit line, annual interest at 0.5% plus chase bank rate, the line of credit expires in 2010, secured by all present and future account receivables, equipment, inventory and other goods, documents of title, general intangibles, investment property, and real estate of Copperweld.	4,712,075	7,168,524

Total	$22,300,475	$12,871,884

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The Company paid off its two short term loans with total outstanding balances of $5,703,360, in the first quarter of 2008 and obtained four new short term loans with total balances of $17,588,400 at December 31, 2008 at annual interest rate of 8.96% which are due in February and March 2009.

Copperweld maintains a revolving line of credit with Wells Fargo Bank. Availability of the credit line is the lower of $12.8 million or the collateral balances. The outstanding balance was $4,712,075 at December 31, 2008. The Company deposits the cash collections from its customers against the outstanding account balance of the line of credit on a daily basis. Copperweld UK maintains a revolving line of credit with a limit of approximately $1,096,000 (or ₤750,000) but had no balance outstanding at December 31, 2008.  Both lines of credit expire in 2010.

Current portion of long term debt as of December 31, 2007, which represents the loan that was originated May 2003 and due on April 10, 2008 at an annual rate of 5.58%, secured by the Company’s land use right and building, were all paid off on April 29, 2008. $5,000,000 guaranteed senior secured floating rate notes will mature on July 24, 2009 and is reclassified to current portion of notes payable in the accompanying consolidated balance sheet as of December 31, 2008.

Name of Lender	2008	2007
ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%,
secured by the Company’s land use right and building	$-	$5,484,000

ICBC, Dalian JinZhou Branch
Due April 10, 2008, annual interest at 5.58%,
secured by the Company’s land use right and building	-	5,484,000

Guaranteed senior secured floating rate notes (“HY Notes”) maturing on January 24, 2012	5,000,000	-
Total current portion of long term debts	$5,000,000	$10,968,000

Total interest expense on the revolving credit line, short term and long term loans for the years ended December 31, 2008, 2007 and 2006 amounted to $2,014,149, $1,424,824 and $1,352,377, of which $160,166, $285,689 and $282,641, respectively was capitalized for construction projects.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 DECEMBER 31, 2008

Note 10 – Notes payable

Notes payable consisted of the following:

	December 31, 2008	December 31, 2007
Senior secured convertible notes (“Convertible Notes”), bearing interest at 3% per annum, maturing on January 24, 2012, convertible to common stock at an initial conversion price of $7.00 per share	$5,000,000	$20,000,000

Guaranteed senior secured floating rate notes (“HY Notes”) maturing between July 24, 2009 to January 24, 2012	35,000,000	40,000,000

Total notes payable	$40,000,000	$60,000,000

Current portion of long term debts

$5,000,000 HY notes will mature on July 24, 2009 and is reclassified to current portion of notes payable on the Balance Sheet as of December 31, 2008.

3% senior secured convertible notes and senior secured floating rate notes

On January 24, 2007, the Company and Citadel Equity Fund Ltd. ("Citadel") entered a Notes Purchase Agreement.  In this transaction, Citadel purchased:

(i)          $40 million principal amount (less 3% Notes Discount and 4% commission for proceeds of $37,200,000) of guaranteed senior secured floating rate notes (“HY Notes”) due between July 2009 to January 2012 and

(ii)         $20 million principal amount (less 4% commission for proceeds of $19,200,000) of the Company’s 3% senior secured convertible notes (“Convertible Notes”) due 2012, which are convertible into shares of the Company's common stock at an initial conversion price of $7.00 per share.

The HY notes bear interest at LIBOR (approximately 1.75% at December 31, 2008) + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007.  See below for discussion of swap agreement changing variable interest to 8.3% fixed. The Convertible Notes bear interest at a fixed rate of 3.00%, payable semi-annually in arrears, and mature in 2012.  The HY Notes and the Convertible Notes are guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s wholly-owned existing and future domestic subsidiaries.   Subsequently on November 15, 2007, the Company filed Form S-3 with the Securities and Exchange Commission (SEC) with a proposed prospectus to register up to 5,743,143 shares including 2,857,143 shares underlying the 3% Senior Convertible Notes. On November 21, 2007, the registration statement was declared effective by SEC.  Upon the S-3 registration statement being declared effective, Management concluded that the Company had met all the requirements for a Qualifying IPO and therefore notified the HY Notes holders of the 140 basis points step-down and subsequently paid interest per the stepped down rate in January 2008.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Management determined that the conversion option in Convertible Notes does not qualify as an embedded derivative under FAS 133 nor does it qualify for fair value treatment under EITF 00-19 or beneficial conversion treatment under EITF 98-5 and 00-27.

In connection with the transaction, Citadel was also granted certain rights over the Company and its subsidiaries.  On January 25, 2007, Fushi, Fushi Holdings, Fushi International (Dalian), Dalian Fushi, the “Group Companies”, Li Fu, our Chairman and Chief Executive Officer, Mathus Yue Yang, our then President, Chris Wenbing Wang, our current President and Chief Financial Officer and Citadel entered into an Investor Rights Agreement. Subsequently on June 4, 2008, the Group Companies, Li Fu, Chris Wenbing Wang and Citadel entered in an Amended and Restated Investor Rights Agreement.  Pursuant to the Investor Rights Agreement and the Amended and Restated Investor Rights Agreement, Citadel was granted, among other things and subject to certain conditions, the right to designate up to certain number of the Company's board of directors, a right of first refusal with respect to any debt or equity financing sought by the Company and the right to approve the Company's annual business plan and budget. In addition, Messrs. Fu, Yang and Wang agreed to a non-competition covenant relating to their employment and ability to engage in a business that is competitive with the Company's business for five years.

The HY Notes and the Convertible Notes were issued pursuant to indentures, each dated January 25, 2007 (the “HY Indenture” and “CB Indenture”, respectively, and together, the "Indentures") among the Company, Fushi Holdings, as guarantor, and the Bank of New York, as trustee for the Notes.  The indenture, notes purchase agreement and investor rights agreement related to the HY Notes and Convertible Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of its subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, the Company is required to comply with certain financial covenants, including maintenance of a fixed charge coverage ratio of at least 2.0 and maintenance of a leverage ratio not exceeding 5.5. Management believes the Company was in compliance with all of these covenants as of December 31, 2008. In addition, upon occurrence of events defined as “Asset Sale”, “Change of Control” or “Designated Event (means any Fundamental Change or Termination of Trading)” under the Indentures, holders of the HY Notes and Convertible Notes may require the Company to make an offer to repurchase the principal amounts.

The Company also agrees that on the dates indicated in the following table, the Company will prepay the corresponding principal amount (or such lesser principal amount as shall then be outstanding) in respect of the aggregate principal amounts.

Date	Principal Amount
July 24, 2009	$5,000,000
January 24, 2010	$5,000,000
July 24, 2010	$5,000,000
January 24, 2011	$5,000,000
July 24, 2011	$10,000,000

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The entire remaining principal amount of the Notes shall become due and payable on January 24, 2012.

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

The Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $7 per share (approximating 14,286 shares per $100,000 principal amount of the Convertible Notes), subject to downward adjustment of conversion price on March 1 and September 1 of each year, beginning with March 1, 2008, to equal the simple arithmetic average of VWAP for the fifteen trading days preceding such March 1 or September1, with a floor of $4.5.  In addition, adjustment of conversion price will be made if and at each time, upon completion of the quarter review (for each Fiscal Quarter ended March 31, June 30 and September 30) or annual audit (for each Fiscal Quarter ended December 31) of the Company’s financial statements an event defined as Financial and Operational Trigger under the CB indenture shall have occurred in the immediately preceding Fiscal Quarter, then within five (5) Business Days following issuance of the review or audit report, as the case may be, for such Fiscal Quarter.  The Financial and Operational Trigger means, for the Company and its Subsidiaries on a consolidated basis, that net income for a Fiscal Quarter shall be less than the US dollar amount indicated in the table below opposite such Fiscal Quarter:

Fiscal Quarter Ending	Net Income
June 30, 2007	$5.0 million
September 30, 2007	$5.0 million
December 31, 2007	$5.0 million
March 31, 2008	$6.0 million
June 30, 2008	$6.0 million
September 30, 2008	$6.0 million
December 31, 2008	$6.0 million
March 31, 2009	$7.2 million
June 30, 2009	$7.2 million
September 30, 2009	$7.2 million
December 31, 2009	$7.2 million

Upon review of our financial statements, we determined that a Financial and Operational Trigger as defined under the CB indenture occurred in the quarter ended December 31, 2008.  To the extend an conversion occurs, the Company shall be required to deliver approximately 140,000 additional shares of the Company’s common stock to the holder of the Convertible Notes by increasing the conversion rate with respect to such notes.  Further, the Company cannot provide assurance that Financial and Operational Trigger may not occur again in future fiscal quarters especially under challenging macro-economic conditions and difficult operating environments like the current one.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights under the CB indenture and received 2,142,857 in exchange for $15.0 million in debt with an exchange factor of $7.00 in debt for each share of stock.

As of December 31, 2007, the Company had $20 million Convertible Notes and $40 million HY notes, a total of $60 million long term notes payable outstanding. On January 8, 2008, Citadel converted $15.0 million of the Convertible Notes into 2,142,857 shares of common stock. As of December 31, 2008, the Company had $5 million Convertible Notes and $40 million HY notes, for a total of $45,000,000 long term notes outstanding, of which, $5 million HY Notes will be due on July 24, 2009 and become current liability as of December 31, 2008. Deferred commissions on long term notes amounted to $3,188,344 (of which $1,350,000 was due to Kuhn's verdict as explained in Note 19) as of December 31, 2008 and $2,946,740 as of December 31, 2007.  Amortized commission for the years ended December 31, 2008 and 2007 amounted to $2,758,396 (of which $1,650,000 was due to Kuhn's verdict as explained in Note 19) and $ 653,260, respectively. Interest on long term notes for the years ended December 31, 2008, 2007 and 2006 amounted to $3,414,804, $5,180,067 and $0, respectively. Both amortized commission and interest on long term notes are recorded as interest expense.

If the $5 million Convertible Notes outstanding are not converted at maturity, January 24, 2012, the Company will have to repay the principal of $5 million and an additional redemption cost of $5,305,158.

Note 11 – Derivative instrument

The Company's operations are exposed to a variety of global market risks, including the effect of changing interest rates. This exposure is managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Since its effective date, the fair value of this Swap agreement changed to a payable of $4,377,076 on December 31, 2008, and a payable of $8,515,396 on December 31, 2007, respectively. For the year ended December 31, 2008, changes in fair value of the Swap resulted in an decrease in the liability and a gain to other comprehensive income of $4,138,320, respectively; For the year ended December 31, 2007, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $8,515,396, respectively, net of taxes.

The Company had cross currency hedge payable amounting to $104,324 as of December 31, 2008 and $706,170 cross currency hedge receivable as of December 31, 2007. The total gain from derivative transactions for the year 2008, 2007 and 2006 was $163,062, $1,508,693 and $0, respectively.  For the year ended December 31, 2008, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness of the swap transaction.

Note 12 – Supplemental disclosure of cash flow information

Total interest paid for the years ended December 31, 2008, 2007 and 2006 amounted to $6,327,084, $4,249,882 and $1,352,377, respectively.

Total income tax paid for the years ended December 31, 2008, 2007 and 2006 amounted to $4,509,274, $0 and $0, respectively.

Convertible notes totaling $15,000,000 were converted into 2,142,857 shares of common stock at $7.00 per share, on January 8, 2008.

Pursuant to the verdict from the United States District Court, the Company must pay Kuhns Brothers, Inc. (also explained in Note 19) $7,197,794. For the year ended December 31, 2008, the Company allocated $3,487,250 to Additional Paid in Capital.

Note 13 - Earnings per share

The following is information of net income per share for the years ended December 31:

	2008	2007	2006
Net income for basic earnings per share	$28,474,509	$29,505,627	$17,810,026
Add: Interest expense for convertible note	102,149	4,151,233	-
Deduct: Loan issuance cost	(179,894)	(3,600,000)	-
Net income for diluted earnings per share	$28,396,764	$30,056,860	$17,810,026

Weighted average shares used in basic computation	27,298,891	22,178,517	19,933,193
Diluted effect of warrants, option and convertible note	972,972	3,065,271	1,343,070
Weighted average shares used in diluted computation	28,271,863	25,243,788	21,276,263

Earnings per share
Basic	$1.04	$1.33	$0.89
Diluted	$1.00	$1.19	$0.84

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion
10/23/2007	Common stock held in escrow		100,000	Common stock issued in Company's name
11/31/2007	Warrants	16.80	100,000	Anti-dilutive
10/29/2007	Options	16.44-20.94	230,000	Anti-dilutive
11/13/2007	Options	16.36	10,000	Anti-dilutive
4/10/2008	Options	15.04	17,000	Anti-dilutive
5/21/2008	Options	20.04	50,000	Anti-dilutive
6/25/2008	Options	23.25	84,000	Anti-dilutive

Note 14 - Stockholders' Equity

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

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Life (years)	Average Exercise Price	Number	Average Remaining Life (years)

$3.11	332,124	3.00	$3.11	332,124	3.00
$16.80	100,000	2.92	$16.80	100,000	2.92

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The following is a summary of the warrant activities:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted- Average Exercise Price	Average Remaining Contractual Life
Balance, January 1, 2006	-	-	-	-
Granted	2,629,929	2,629,929	$3.47	5.11 years
Forfeited	-	-
Exercised	(148,985)	(148,985)	$1.70
Balance, December 31, 2006	2,480,944	2,480,944	$3.57	4.92 years
Granted	100,000	100,000	$16.80
Forfeited	-	-
Exercised	(2,103,892)	(2,103,892)	$3.67
Balance, at December 31, 2007	477,052	477,052	$6.35	3.92 years
Rounding adjustments	(55)	(55)
Granted	-	-
Forfeited	-	-
Exercised	(44,873)	(44,873)	$3.11
Balance, at December 31, 2008	432,124	432,124	$6.28	2.92 years

Note 15 – Stock based compensation

On May 21 and June 7, 2007, the Company issued 500,000 and 150,000 options to four executives and three independent directors, respectively, both for a service period of two years starting from the grant date. The vesting period is two years for both grants.  These options were not awarded pursuant to the 2007 Stock Incentive Plan.

On September 27, 2007, the Company granted to Mr. Chris Wenbing Wang, the president and CFO, a non-qualified stock option to purchase 125,000 shares of its Common Stock vesting immediately at an exercise price of $13.70 and terminating in five (5) years from the grant date.

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

On May 29, 2008, we executed a Separation Agreement accepting the resignation of Mr. John Christopher Finley as our chief operating officer.  Under the terms of the Separation Agreement, Mr. Finley’s options will continue to vest for six months following the execution of the agreement for the value of $290,242 was expensed on May 29, 2008.  Further, Mr. Finley will have 15 months from the date of execution to exercise his vested options.  As a result, total of 95,000 unvested options were forfeited.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

On June 25, 2008, the Company issued 84,000 options to Copperweld employees.  The vesting period is half year and exercise term of three years and exercisable at $23.25.

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

-
Risk Free Rate: Risk-free interest rate of 1.84% to 4.57% was used.  The risk-free interest rate was based on U.S. Treasury yields that corresponded to the expected term of the option calculated on the granted date.

-
Expected Life:  Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of "plain-vanilla" options under the rules prescribed by Staff Accounting Bulletin No. 107.

Stock compensation expense is recognized based on awards expected to vest.  There were no estimated forfeitures as the Company has a short history of issuing options. FAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates.

As of December 31, 2008, the 790,333 executive options, 200,000 director options and 77,000 employee options issued had fair values of approximately $3,319,023, $838,731 and $345,151 respectively. The Company recognized $1,868,809, 1,938,073 and $0 of compensation expenses in general and administrative expenses for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, the total compensation cost related to stock options not yet recognized was $460,074 and will be recognized over the weighted average life of 2 years.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The following is a summary of the stock option activity:
	Number of Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, January 1, 2006	-	-	-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2006	-	-	-
Granted	1,110,000	$14.3	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2007	1,110,000	$14.3	$12,075,850
Granted	151,000	$21.3	-
Forfeited	(193,667)	$16.3	-
Exercised	-	-	-
Balance, December 31, 2008	1,067,333	$14.9	$-

Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	408,333	0.39 years	$12.30	358,333	$12.30
$11.75	150,000	0.43 years	$11.75	121,866	$11.75
$13.70	125,000	0.74 years	$13.70	125,000	$13.70
$16.44 - $20.94	230,000	0.83 years	$18.69	166,128	$16.40
$16.36	10,000	0.87 years	$16.36	10,000	$16.36
$23.25	77,000	0.00 years	$23.25	77,000	$23.25
$15.04	17,000	0.28 years	$15.04	12,283	$15.04
$20.04	50,000	1.39 years	$20.04	23,934	$20.04
Total	1,067,333			894,544

Note 16 - Statutory reserves

The laws and regulations of the People’s Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital, the Company has total registered capital approximately $80,931,711 (RMB 624.3 million). As of December 31, 2008 and 2007, the Company had statutory reserve amounted to $12,316,147 and $8,321,726, respectively. The Company is required to contribute an additional $28,149,708 from future earnings.

The transfer to this reserve must be made before distribution of any dividend to shareholders. The company will transfer at year end 10% of the year’s net income determined in accordance with PRC accounting rules and regulations.

The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 50% of the registered capital.

Note 17 – Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $140,499 and $43,381 in contributions of employment benefits for China employees in the years ended December 31, 2008 and 2007, respectively.

US employees are provided a 401(k) plan.  US employees are eligible for the defined contribution plan after three-months of full-time employment.  Employee deferrals and company matching are 100% vested immediately upon eligibility. The company made $142,374 in contributions of employment benefits for US employees in the year ended December 31, 2008 and made $25,004 contributions in the period between October 29, 2007 and December 31, 2007. Copperweld UK operates a defined contribution pension scheme for employees. All UK employees are eligible to join the pension on satisfactory completion of their trial period, which is typically three months. UK employees can contribute as much as they like subject to current UK laws, but the company will match only the first 2.5% of gross pay in the current year.The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The company made $29,149 in contributions of employment benefits for UK employees in the year ended December 31, 2008 and made no material contributions in the period between October 29, 2007 and December 31, 2007.

Copperweld UK operates a defined contribution pension scheme for employees. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The company made $29,149 in contributions of employment benefits for UK employees in the year ended December 31, 2008 and made no material contributions in the period between October 29, 2007 and December 31, 2007.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 18 – Business combinations

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

Note 19 - Commitments and contingencies

As discussed in Note 11, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for RMB to US Dollars drops below certain levels, the Company will be required to deposit up to $5,000,000. In July 2008, the Company deposited the $1,000,000 with MLCS to secure the agreement.

On December 11, 2007, the Company received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. against the Company in the United States District Court, District of Connecticut on November 27, 2006.  On August 5, 2008, the Company received verdict from the United States District Court that Kuhns is entitled to recover a total of $7,197,794. The court ruling was recorded as a contingent liability of $7,197,794 and was allocated to the following: (a) $710,544 was expensed immediately in second quarter of 2008; (b) $3,000,000 was recorded as deferred commissions on long term notes (also explained in Note 10) and is being amortized over the remainder of the long term note’s life, $1,650,000 was amortized for the year ended December 31, 2008, $1,350,000 was outstanding as deferred commissions on long term notes as of December 31, 2008; (c) $3,487,250 was allocated to Additional Paid in Capital.  The Company is in the process of appealing the case.

Note 20 - Subsequent events

On January 5, 2009, the Company paid off its short term bank loan for the amount of $17,588,400.

In January 2009, the Company was late in making interest payments on both the HY Notes and the Convertible Notes. The delay in payment was due to a delay in conversion from RMB to USD caused by the tightened controls under PRC State Administration for Foreign Exchange, or SAFE. Payment of the interest due has been made in full and the Company is now current in its payment obligations.

On February 23, 2009, the Company sold 400,000 shares of its common stock and 300,000 warrants in a private placement for an average price of $4.80 per share for $1,920,000.  The warrants consisted of 100,000 Series A warrants at an exercise price of $5.25 per share, 100,000 Series B warrants at an exercise price of $5.50 per share, and 100,000 Series C warrants at an exercise price of $6.00 per share.

Quarterly Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year (audited)

2008
Net operating revenue	$54,009,027	$63,823,927	$62,536,129	$41,065,619	$221,434,702
Gross profit	$14,733,687	$16,892,527	$16,746,607	$8,880,142	$57,252,963
Net income	$7,570,496	$9,046,950	$7,280,846	$4,576,217	$28,474,509
Basic net income per share	$0.28	$0.33	$0.27	$0.17	$1.04
Diluted net income per share	$0.26	$0.31	$0.25	$0.15	$1.00

2007
Net operating revenue	$21,137,917	$32,014,592	$26,085,908	$48,983,666	$128,222,083
Gross profit	$7,685,180	$10,533,417	$9,652,114	$14,577,553	$42,448,264
Net income	$4,974,733	$8,233,326	$6,982,659	$9,314,909	$29,505,627
Basic net income per share	$0.24	$0.37	$0.32	$0.38	$1.33
Diluted net income per share	$0.21	$0.33	$0.28	$0.34	$1.19