Form 10-Q
period 2009-03-31
Fushi Copperweld, Inc.
filed 2009-05-11
CIK 710846

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009.

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
Yes ☑
No  ☐

Indicate by check mark whether the registrant has electronically posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐
No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐
Accelerated filer ☑
Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐
No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The total shares outstanding at May 11, 2009 was 27,899,034.

FUSHI COPPERWELD, INC.

INDEX TO FORM 10-Q

Page

Part I - Financial Information

Item 1 - Financial Statements

Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	2

Consolidated Statements of Income and Other Comprehensive Income for the three months ended March 31, 2009 and 2008 (unaudited)	3

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	4

Consolidated Statements of Shareholder’s Equity	5

Notes to the Consolidated Financial Statements (unaudited)	6

Item 2 Management's Discussion and Analysis of Results of Operations and Financial Condition	39

Item 3 Quantitative and Qualitative Disclosure about Market Risk	60

Item 4 Controls and Procedures	63

Part II. Other Information

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	64

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information	64

Item 6 Exhibits	64

Signature Page	66

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED  BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$42,716,858	$65,611,770
Restricted cash	1,000,000	1,000,000
Accounts receivable, trade, net of allowance of bad debt of $290,338 and $318,529 as of March 31, 2009 and December 31, 2008, respectively	44,327,752	49,782,548
Inventories, net	19,542,327	6,977,852
Notes receivables	127,318	171,300
Other receivables and prepaid expenses	1,074,603	869,973
Advances to suppliers	14,347,996	20,261,585
Deposit in derivative hedge	1,000,000	1,000,000
Prepaid taxes	1,645,241	670,805
Total current assets	125,782,095	146,345,833

PLANT AND EQUIPMENT, net	118,212,704	119,761,027

OTHER ASSETS:
Advances to suppliers, noncurrent	8,734,390	4,022,879
Notes receivables, noncurrent	769,106	799,106
Intangible assets, net of accumulated amortization	12,269,426	12,406,920
Deferred loan expense, net	3,045,275	3,317,725
Deferred tax assets	9,430,554	7,804,027
Total other assets	34,248,751	28,350,657

Total assets	$278,243,550	$294,457,517

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolver line of credit	$4,125,266	$4,712,075
Accounts payable, trade	5,384,595	7,204,156
Notes payable, current	10,000,000	5,000,000
Short-term bank loans	-	17,588,400
Other payables and accrued liabilities	2,349,467	4,751,460
Customer deposits	534,845	542,540
Cross currency hedge payable	156,154	104,324
Total current liabilities	22,550,327	39,902,955

LONG TERM LIABILITIES:
Derivative liability - conversion option	1,767,604	-
Derivative liability – warrants	274,681	-
Notes payable, noncurrent	35,447,092	40,000,000
Fair value of derivative instrument	7,139,205	4,377,076
Total long term liabilities	44,628,582	44,377,076

Total liabilities	67,178,909	84,280,031

COMMITMENTS AND CONTINGENCIES	7,197,794	7,197,794

SHAREHOLDERS' EQUITY:

Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock,$0.006 par value, 100,000,000 shares authorized, March 31, 2009: 27,899,034 shares issued and 27,799,034 outstanding December 31, 2008: 27,499,034 shares issued and 27,399,034 outstanding	166,795	164,395
Restricted common stock in escrow	600	600
Additional paid in capital	93,469,915	91,172,890
Statutory reserves	12,998,375	12,316,147
Retained earnings	79,674,697	78,613,158
Accumulated other comprehensive income	17,556,465	20,712,502
Total shareholders' equity	203,866,847	202,979,692

Total liabilities and shareholders' equity	$278,243,550	$294,457,517

The accompany notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008

REVENUES	$35,256,536	$54,009,027

COST OF GOODS SOLD	26,317,161	39,275,340

GROSS PROFIT	8,939,375	14,733,687

OPERATING EXPENSES
Selling expenses	1,202,147	792,911
General and administrative expenses	3,070,242	4,395,779
Total operating expenses	4,272,389	5,188,690

INCOME FROM OPERATIONS	4,666,986	9,544,997

OTHER INCOME (EXPENSE)

Interest income	83,617	160,363
Interest expense	(1,470,868)	(1,780,469)
Change in fair value of derivative liability - hedge	(166,410)	169,167
Change in fair value of derivative liability - warrants	(63,238)	-
Change in fair value of derivative liability - conversion option	(539,037)	-
Other expense	(106,349)	(55,127)
Total other expense, net	(2,262,285)	(1,506,066)

INCOME BEFORE INCOME TAXES	2,404,701	8,038,931

(BENEFIT) PROVISION FOR INCOME TAXES	(696,216)	468,435

NET INCOME	3,100,917	7,570,496

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	-	22,301
Foreign currency translation adjustment	(393,908)	7,855,000
Change in fair value of derivative instrument	(2,762,129)	(5,109,480)

COMPREHENSIVE (LOSS) INCOME	$(55,120)	$10,338,317

EARNINGS PER SHARE:
Basic	$0.11	$0.28
Diluted	$0.11	$0.26

WEIGHTED AVERAGE SHARES:
Basic	27,563,478	27,048,039
Diluted	27,695,464	28,228,604

The accompany notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,100,917	$7,570,496
Adjustments to reconcile net income used in operating activities:
Depreciation	2,097,208	1,404,042
Deferred taxes	(1,626,528)	(799,003)
Bad debt expense	-	72,469
Recovery of bad debt	(33,391)	-
Amortization of intangible assets	119,076	62,277
Amortization of loan commission	272,450	668,356
Amortization of stock compensation expense	590,868	413,095
Change in fair value of derivative liability - hedge	166,410	(169,167)
Change in fair value of derivative liability - conversion option	539,037	-
Change in fair value of derivative liability - warrants	63,238	-
Investment loss on marketable securities	-	16,158
Change in operating assets and liabilities:
Accounts receivable	5,377,902	(9,990,035)
Inventories	(12,585,925)	(13,669,483)
Other receivables and prepaid expenses	(168,913)	(908,504)
Advances to suppliers - current	5,880,363	(7,031,475)
Accounts payable	(1,814,721)	6,602,565
Other payables and accrued liabilities	(2,081,625)	(1,364,005)
Customer deposits	(13,232)	178,572
Taxes payable	(975,566)	285,445
Net cash used in operating activities	(1,092,432)	(16,658,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	-	2,983,842
Notes receivables	73,884	357,309
Payments for derivative instrument	(114,580)	-
Proceeds from derivative instrument	-	738,376
Purchases of property and equipment	(715,104)	(3,253,101)
Purchases on advances for purchase of equipment	(4,715,293)	-
Net cash (used in) provided by in investing activities	(5,471,093)	826,426

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in restricted cash	-	(2,795,400)
Net (payments) borrowings on revolver line of credit	(586,809)	2,749,402
Proceeds from bank loans	-	16,908,000
Payments on bank loans	(17,553,600)	(5,814,432)
Proceeds on issuance of common stock and warrants	1,920,000	-
Net cash (used in) provided by financing activities	(16,220,409)	11,047,570

EFFECT OF EXCHANGE RATE ON CASH	(110,978)	3,450,059

DECREASE IN CASH	(22,894,912)	(1,334,142)

CASH, beginning of period	65,611,770	79,914,758

CASH, end of period	$42,716,858	$78,580,616

Supplemental cash flow disclosures:
Interst paid	$1,950,860	$2,853,861
Income cash paid	$1,002,178	$-

The accompany notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock
	Shares outstanding		Shares In escrow		Additional	Retained earnings		Accumulated
	Number	Par	Number	Par	paid in	Statutory	Unrestricted	comprehensive
	of shares	value	of shares	value	capital	reserves	earnings	income (loss)	Totals

BALANCE, December 31, 2007	25,211,304	$151,268	100,000	$600	$77,665,064	$8,321,726	$54,133,070	$4,015,930	$144,287,658

CB transfer to common stock @$7.00	2,142,857	12,857			14,987,143				15,000,000
Stock compensation expense					413,095				413,095
Net income							7,570,496		7,570,496
Adjustment to statutory reserve						998,605	(998,605)		-
Change in fair value of derivative instrument								(5,109,480)	(5,109,480)
Foreign currency translation gain								7,855,000	7,855,000
Reverse unrealized loss on marketable securities								22,301	22,301

BALANCE, March 31, 2008 (unaudited)	27,354,161	164,125	100,000	600	93,065,302	9,320,331	60,704,961	6,783,751	170,039,070

Exercise of warrants for cash @ $3.11	44,873	270			139,124				139,394
Stock compensation expense					1,455,714				1,455,714
Net income							20,904,013		20,904,013
Adjustment to statutory reserve						2,995,816	(2,995,816)		-
Change in fair value of derivative instrument								9,247,800	9,247,800
Foreign currency translation gain								4,680,951	4,680,951
Allocation of APIC due to Kuhn's litigation					(3,487,250)				(3,487,250)

BALANCE, December 31, 2008, as previously reported	27,399,034	164,395	100,000	600	91,172,890	12,316,147	78,613,158	20,712,502	202,979,692

Cumulative effect of reclassification of conversion option							(1,357,150)		(1,357,150)
BALANCE, January 1, 2009, as adjusted (unaudited)	27,399,034	164,395	100,000	600	91,172,890	12,316,147	77,256,008	20,712,502	201,622,542

Shares issued for cash @ $4.80	400,000	2,400			1,706,157				1,708,557
Stock compensation expense					590,868				590,868
Net income							3,100,917		3,100,917
Adjustment to statutory reserve						682,228	(682,228)		-
Change in fair value of derivative instrument								(2,762,129)	(2,762,129)
Foreign currency translation loss								(393,908)	(393,908)

BALANCE, MARCH 31, 2009 (unaudited)	27,799,034	$166,795	100,000	$600	$93,469,915	$12,998,375	$79,674,697	$17,556,465	$203,866,847

The accompany notes are an integral part of  these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Note 1 - Organization and Line of Business

Fushi Copperweld, Inc., a Nevada corporation (“Fushi”), is the holding company of Fushi Holdings, Inc., (“Fushi Holdings”) incorporated in the state of Delaware, which is a holding company for Dalian Fushi International Bimetallic Cable Co., Ltd (“Fushi International”) organized under the laws of the People's Republic of China (“PRC”).  Dalian Fushi Bimetallic Manufacturing Co., Ltd (“Dalian Fushi”) is a variable interest entity through a contractual relationship (note 2). Dalian Fushi is a limited liability company organized under the laws of the PRC, which is engaged in the manufacturing and sale of bimetallic wire products.

Fushi acquired Copperweld Bimetallics Holdings, LLC, a North Carolina limited liability company and the holder of the partnership interest in Copperweld Bimetallics, LLC, (“Copperweld”) a limited liability company registered in the state of Delaware and the parent of Copperweld Bimetallics UK, Ltd. (“Copperweld UK”), a private company registered in the United Kingdom and Copperweld International Holdings, LLC a North Carolina limited liability company.  Copperweld is a bimetallic sales and manufacturing operation headquartered in Fayetteville, Tennessee. Copperweld UK is a manufacturing, distribution and customer service facility located in Telford, England. Copperweld International Holdings, LLC was a non-operating company that held partnership interests in a company located in Tongling, PRC at December 31, 2007.  Those interests were liquidated in an agreement entered into by Copperweld and its subsidiaries, affiliates and International Manufacturing Equipment Sales, Inc. on January 16, 2008. Additionally, Fushi acquired International Manufacturing Equipment Sales, LLC, a shell company that was, at the time of purchase, a non-affiliated but commonly owned limited liability company.

Three of the companies acquired on October 29, 2007 were dissolved in 2008:

1. Copperweld Holdings, LLC, a North Carolina limited liability company.  This company had no liabilities and its only asset was the ownership of Copperweld Bimetallics, LLC, which the ownership rights were transferred to Fushi Copperweld, Inc. on October 29, 2007.

2. Copperweld Bimetallics International Holdings, LLC, a Delaware limited liability company was established to hold the partnership interest in the Tongling joint venture which has been dissolved.  This company was a shell company with no assets or liabilities at the time the joint venture was dissolved.

3. International Manufacturing Equipment Suppliers, LLC, a North Carolina limited liability company.  This company was not an affiliate of the Copperweld companies. This company was formed by the prior owner of Copperweld Bimetallics to facilitate the transfer of equipment to the Tongling joint venture.  As noted above, the Tongling joint venture has been dissolved.  This company had no assets or liabilities at the time of the dissolution.

Fushi, Fushi Holdings, Fushi International, Dalian Fushi, Copperweld and Copperweld UK are hereinafter referred to as “the Company”.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

The Company is in the business of developing, designing, manufacturing, marketing and distributing bimetallic wire products, principally copper-clad aluminum and copper-clad steel. The Company's products are primarily focused on serving end-user applications in the telecommunication, electrical utility, and transportation markets. The Company’s products are sold in North America, Europe, North Africa, the Middle East, and the PRC.

Note 2 - Summary of Significant Accounting Policies

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of Fushi and its wholly owned subsidiaries, Fushi Holdings, Fushi International, Copperweld, Copperweld UK and its 100% variable interest entity Dalian Fushi. All significant inter-company transactions and balances have been eliminated in consolidation.

In accordance with FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46R"), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

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

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling costs and totaled $553,645 and $453,851 for the three months ended March 31, 2009 and 2008, respectively.

Foreign currency translation and other comprehensive income

The reporting and functional currency of the Company is the US dollar. The subsidiaries Fushi International, VIE Dalian Fushi and Beijing Office use the local currency Renminbi (RMB) to conduct business. Copperweld UK conducts business in British Pounds.

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder's equity is translated at the historical rates and items in the consolidated statements of operations and consolidated cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at March 31, 2009 were translated at 6.833 RMB and £0.699 to $1.00, respectively. The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.823 RMB and £0.684. The average translation rates applied to income and cash flow statement amounts for three months ended March 31, 2009 were 6.836 RMB and £0.697 to $1.00, respectively.  The average translation rates applied to income and cash flow statement amounts for the three months ended March 31, 2008 were 7.155 RMB and £0.506 to $1.00, respectively.

In accordance with FAS 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United Kingdom (“UK”) and the USA.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed deposit insurance limits for the banks located in the United States and UK. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2009, the Company had deposits in excess of federally insured limits totaling $42,574,996. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Parts of the Company’s operations are carried out in the PRC and UK. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the two countries, and by the general state of the two countries' economy. The Company's operations in the two countries are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Restricted cash

Restricted cash consists of monies, whereas, Kuhn's and the Company have agreed to establish an escrow under which the Escrow Agent will hold certain funds in escrow pending the conclusion of the action initiated by Kuhn's against the Company, see Note 17.

Additional product sales information

The Company has expanded its geographic sales area from the Chinese domestic market to the international market. The following chart shows that the PRC market remains the largest single market for the Company while approximately 28% and 36% of sales were spread across international markets during the first quarter of 2009 and 2008, respectively.

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
China	$25,541,567	$34,752,795
USA	7,306,836	12,422,970
Europe	1,478,246	3,507,766
Other countries	929,887	3,325,496
Total sales	$35,256,536	$54,009,027

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Major customers and suppliers

Ten major customers accounted for 24.1% and 32.3% of the sales for the three months ended March 31, 2009 and 2008, respectively. Total receivable balance due from the top ten customers at March 31, 2009 and December 31, 2008 amounted to $11,188,422 and $11,838,214, respectively.

Five major suppliers provided approximately 83.5% of the Company’s raw materials for the three months ended March 31, 2009 and ten major suppliers provided 86.6% of the Company’s raw materials for the three months ended March 31, 2008. At March 31, 2009, our advances to the major five suppliers were $13,797,147, all of which was current. At December 31, 2008, our advances to the major five suppliers were $20,111,644, all of which was current.

Accounts receivables

During the normal course of business, the Company extends unsecured credit to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of March 31, 2009 and December 31, 2008, management concluded its allowance for bad debts was sufficient.

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

The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

Derivative instrument

Effective January 1, 2009, the Company adopted FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, and amendment of FAS 133, which amends and expands the disclosure requirements of FAS 133”. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments. The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on its variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap in accordance with FAS 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires the derivative to be carried on the consolidated balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value effective portion is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction affects earnings.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

At the inception of the transaction, the Company documented the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Before the adoption of EITF 07-5 "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock", the convertible note issued in 2007 did not require bifurcation or result in liability accounting. However, with the recent adoption of EITF 07-5, the embedded conversion feature must be bifurcated from its host instrument and accounted for separately as a derivative liability. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

FAS 107, “Disclosures About the Fair Value of Financial Instruments” defines financial instruments and requires fair value disclosure about those instruments. FAS 157, “Fair Value Measurements,” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Receivables, payables, notes, loans, and derivatives all meet the definition of financial instruments. The carrying amounts reported in the balance sheets for accounts receivable, notes receivable, accounts payable, other payables, and short term bank loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination and their expected realization and, if applicable, the stated interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Other than the derivatives, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with FAS 157.

During 2007, the Company issued 3% secured convertible debentures in a face amount of $20,000,000 which are due in 2012.  The conversion option embedded in the convertible notes requires liability accounting at fair value and periodically marked-to-market.  The Company used level 3 inputs for its valuation methodology for the embedded feature as the fair value was determined by using Cox-Ross-Rubinstein binomial pricing model based on various assumptions.

Also during 2007, the Company borrowed $40,000,000 in the form of a high yield debenture note with a floating rate. As of March 31, 2009, the outstanding principal of high yield debenture note amounted to $40,000,000 and the outstanding principal of convertible debenture note amounted to $5,000,000.  The Company used Level 3 inputs for its valuation methodology for the notes payable, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

The Company’s warrant liability is carried at fair value.  The Company used Level 3 inputs for its valuation methodology for the warrant liability as their fair values were determined by using the Cox-Ross-Rubinstein binomial pricing model based on various assumptions.

As of March 31, 2009, the Company had a $7.1 million derivative instrument.  Management obtains the fair value of the derivative instrument from a financial institution using Level 3 inputs since there is no observable market price.

	Carrying Value March 31, 2009	Fair Value Measurements March 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability – conversion option	$1,767,604			$1,767,604
Derivative liability – warrants	$274,681			$274,681
Notes payable	$40,000,000			$36,306,247
Convertible note	$5,447,092			$5,447,092
Derivative Instrument	$7,139,205			$7,139,205

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

For the three months ended March 31, 2009 and 2008 the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $539,037 and $0, respectively.

For the three months ended March 31, 2009 and 2008 the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $63,238 and $0, respectively.

Derivative liability

Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”, provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company determines which options, warrants and embedded features require liability accounting and records the fair values as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative instrument.”

Stock-based compensation

The Company records and reports stock-based compensation under FAS 123R, “Share-Based Payments." This Statement requires a public entity to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined in accordance with FAS 123R and the EITF 96-18, "Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services," as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

Plant and equipment, net

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred while additions, renewals and betterments are capitalized. When the asset property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Estimated Useful Life
Buildings	20-39.5 years
Machinery and equipment	7-15 years
Other equipment	3-5 years
Transportation equipment	3-5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterments to buildings and equipment are capitalized. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. The Company added production equipment during 2009 and the interest capitalized for the three months ended March 31, 2009 and March 31, 2008 amounted to $1,350 and $45,448, respectively.

Long-lived assets

The Company evaluates the carrying value of long-lived assets each reporting period in accordance with FAS 144 "Accounting for the Impairment of Disposal of Long-Lived Assets". When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2009, there were no impairments of its long-lived assets.

Intangible assets

Land use rights – land in the People’s Republic of China is government owned. However, the government grants “land use rights." The Company amortizes land use rights on a straight line basis over the 50 year life.

Patents – Patents are stated at cost, less accumulated amortization. The Company amortizes patents on a straight line basis over 7-15 years.

The Company evaluates intangible assets for impairment, at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of March 31, 2009, there was no impairment of intangible assets.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Research and development

Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as facilities, utilities and other departmental expenses. The costs the Company incurs with respect to internally developed technology and engineering services are included in research and development expenses as incurred as they do not directly relate to any particular licensee, license agreement or licenses fee.

Research and development costs are recorded in general and administrative expenses. Research and development costs were $76,552 and $81,333 for the three months ended March 31, 2009 and March 31, 2008, respectively.

Earnings per share

The Company reports earnings per share in accordance with the provisions of FAS 128, "Earnings Per Share". FAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. For the three months ended March 31, 2009 and 2008, the Company properly excluded options, warrants and convertible notes with anti-dilutive effects from the diluted earnings per share calculation.

Income taxes

The Company records and reports income taxes pursuant to FAS 109, “Accounting for Income Taxes" And FIN 48, “Accounting for Uncertainty in Income Taxes.” The provision for income taxes consist of taxes currently due plus deferred taxes. FAS 109 requires the recognition of deferred income tax liabilities and assets for the estimated future tax effects attributable to temporary differences and operating loss and tax credit carryforwards. Deferred tax liability or asset attributable to temporary differences is accounted for using the balance sheet liability method in respect of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Deferred tax expense or benefit is the change during the year in deferred tax liabilities and assets.  Deferred taxes are determined separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. Deferred tax liability or asset is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Under FIN 48, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

Value-added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are produced and sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price. All of the Company’s products that are manufactured and sold in the UK are subject to a UK VAT at a rate of 15% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables.

Adoption of EITF 07-5

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective with respect to financial statements for fiscal years beginning after December 15, 2008 and replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11a of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

The conversion option embedded in the Company’s convertible notes previously met the criteria in EITF 01-6, as well as the other criteria of FAS 133, paragraph 11(a) and, accordingly, it was not separately accounted for as a derivative instrument liability.  However, the conversion option does not meet the criteria of EITF 07-5 because it requires that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed’ criteria in that issue.  As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to income.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

In accordance with the transition provisions of EITF 07-5, the new guidance has been applied to the $5,000,000 of the Company’s convertible notes that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $1,357,150 has been recognized as a reduction of the opening balance of Retained Earnings as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s balance sheet as of December 31, 2008 and the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the outstanding Convertible Notes.

Recently issued accounting pronouncements

In December 2007, FAS 141(R), “Business Combinations," was issued. FAS 141R replaces FAS 141. FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting, which FAS 141 called the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS 141R also requires the acquirer in a business combination achieved in stages, sometimes referred to as a step acquisition, to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values, or other amounts determined in accordance with FAS 141R. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact that adopting FAS 141R will have on its consolidated financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the year ended December 31, 2008.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The Company is evaluating the impact of adopting the standard.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of FAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends FAS 157 and provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends FAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of FAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Note 3 - Accounts receivable

Accounts receivable consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Trade accounts receivable	$44,618,090	$50,101,077
Allowance for bad debts	(290,338)	(318,529)
Trade accounts receivable, net	$44,327,752	$49,782,548

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts at December 31, 2007	$135,418
Additional reserves	72,469
Accounts receivable write off	-
Effect of foreign currency translation	3,742
Allowance for doubtful accounts at March 31, 2008 (unaudited)	211,629
Additional reserves	105,998
Accounts receivable write off	(1,093)
Effect of foreign currency translation	1,995
Allowance for doubtful accounts at December 31, 2008	318,529
Recovery of bad debt	(33,391)
Accounts receivable write off	-
Effect of foreign currency translation	5,200
Allowance for doubtful accounts at March 31, 2009 (unaudited)	$290,338

Note 4 - Inventories

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Raw materials	$15,676,851	$3,929,585
Work in process	1,502,650	1,337,703
Finished goods	2,476,537	1,832,511
Scrap	-	38,540
Totals	19,656,038	7,138,339
Less allowance for obsolete inventory	(113,711)	(160,487)
Totals	$19,542,327	$6,977,852

The following table consists of allowance for obsolete inventory:

Allowance for obsolete inventory at December 31, 2007	$63,594
Additional reserves	154,429
Effect of foreign currency translation	-
Allowance for obsolete inventory at March 31, 2008 (unaudited)	218,023
Additional reserves	-
Reserves write off	(72,246)
Effect of foreign currency translation	14,710
Allowance for obsolete inventory at December 31, 2008	160,487
Additional reserves	-
Recovery of reserve	(46,776)
Effect of foreign currency translation	-
Allowance for obsolete inventory at March 31, 2009 (unaudited)	$113,711

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Note 5 - Plant and equipment

Plant and equipment consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	43,357,106	43,418,544
Transportation equipment	4,132,705	4,138,892
Machinery and equipment	71,699,775	55,147,707
Office furniture	1,165,286	1,166,477
Construction in progress	17,184,882	33,163,330
Totals	137,640,480	137,135,676
Less accumulated depreciation	(19,427,776)	(17,374,649)
Totals	$118,212,704	$119,761,027

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $2,097,208 and $1,404,042, respectively.

Note 6 – Advances to suppliers

Advances on purchases are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Advances for inventories – current	$14,347,996	$20,261,585
Advances for equipment – non current	8,734,390	4,022,879
Total advances to suppliers	$23,082,386	$24,284,464

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Note 7 – Intangible assets

Intangible assets consist of land use rights and patents. In June 2008, the Company obtained additional land use rights that were prepaid in previous periods and reclassified to intangible assets-land use rights where it began to be amortized.  Intangible assets consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Patents	$1,752,653	$1,755,025
Land use rights	12,459,361	12,478,090
Total:	14,212,014	14,233,115
Less: accumulated amortization	(1,942,588)	(1,826,195)
Intangible assets, net	$12,269,426	$12,406,920

Amortization expense for the three months ended March 31, 2009 and 2008 amounted to $119,076 and $62,277.

Estimated amortization expense for each of the years end is as follow:

March 31,	Amount
2009	$469,994
2010	469,994
2011	469,994
2012	451,380
2013	208,368

Note 8 - Prepaid taxes, Taxes Payable and Deferred Tax Asset

Prepaid taxes and taxes payable consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Income Tax	$924,316	$997,581
VAT Benefit	(2,668,251)	(1,779,973)
Others	98,694	111,587
Total prepaid taxes	$(1,645,241)	$(670,805)

Income Tax

Under the former Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments. For an enterprise that qualifies as a new or high-technology enterprise or a Foreign Invested Enterprise (“FIE”) located in the old town of an inshore open city, it is subject to an income tax rate of 24%. In addition, if the enterprise is located in a specially designated region that allows foreign enterprises, the enterprise is entitled to a two-year income tax exemption and a 50% income tax reduction for the following three years.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
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

The Company’s wholly owned subsidiary, Fushi International, is a foreign limited liability company and is located in the old town of an inshore open city. Under the former Income Tax Laws of PRC, the Company qualified to use 24% income tax rate and has a full income tax exemption for the years ended December 31, 2006 and 2007 and a 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. Under the new EIT law effected in 2008, the company continues to enjoy the former preferential tax rate until it expires in December 2010. So, the applicable corporate income tax rate in 2009 is 12%. The provision for income tax for the three months ended March 31, 2009 and 2008 was $930,311 and $1,267,438, respectively.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a "new or high-technology enterprise" that is allowed a two year income tax exemption beginning in 2002, the first year after it became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. Dalian Fushi had a loss from operations in the first three months in year 2009, so no provision for income taxes was made during this period.

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income for the three months ended March 31, 2009 and 2008.

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

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. The provision for income tax for the three months ended March 31, 2009 and 2008 was $0.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

The (Benefit) Provision for income taxes consisted of the following:

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Provision for China income taxes	$930,311	$1,267,438
Deferred income taxes	(1,626,527)	(799,003)
(Benefit) Provision for income taxes	$(696,216)	$468,435

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and 2008:

	March 31, 2009		March 31, 2008
	(Unaudited)		(Unaudited)
U.S. Statutory rates on foreign income	34.0%		34.0%
Foreign income not recognized in U.S.	(34.0)		(34.0)
China income taxes	25.0		25.0
China income tax exemption	(13.0)		(13.0)
Deferred tax recognized from NOL	(34.0)		(34.0)
Other item (a)	(7.0)		27.8
Effective income tax rate	(29.0	) %	5.8%

a)
The (7.0) % and 27.8%  represents the ($168,330) and $2,234,823 of (income) and expenses incurred by the Company that are not subject to income tax for the three months ended March 31, 2009 and 2008, respectively.

The estimated tax savings from the tax exemptions for the three months ended March 31, 2009, amounted to $1,007,837. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.11 to $0.08 and diluted earning per share from $0.11 to $0.08.

The estimated tax savings from the tax exemptions for the three months ended March 31, 2008, amounted to $1,373,058. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.28 to $0.23 and diluted earning per share from $0.26 to $0.24.

Deferred Tax Asset

Fushi was incorporated in the United States and has incurred net operating losses for income tax purposes since inception. The net operating loss as of March 31, 2009 and December 31, 2008 amounted to $27,746,203 and $23,253,132 carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through, 2025 and 2029. Management believes that the realization of the benefits can be used by our US operating subsidiary in future periods because expectations are that Copperweld will have taxable income in future periods. Based on its review, the Company believes that, as of March 31, 2009, it was not necessary to provide a valuation allowance for deferred tax assets.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

The deferred tax asset consisted of the following:

Deferred tax asset at December 31,2008	$7,804,027
Additions to deferred tax asset	1,626,527
Deferred tax asset at March 31,2009	$9,430,554

Value Added Tax

VAT on sales and VAT on purchases in Dalian China amounted to $4,477,366 and $7,115,089 for the three months ended March 31, 2009, and $6,123,424 and $5,253,457 for the three months ended March 31, 2008,  respectively.

VAT on sales and VAT on purchases in Copperweld UK amounted to $28,182 and $57,538 for the three months ended March 31, 2009 and $73,284 and $86,906 for the three months ended March 31, 2008, respectively.

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

Note 9 - Short term bank loans and revolving credit lines

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:

Name of lender	March 31, 2009	December 31, 2008
	(Unaudited)
Guangdong Development bank, Dalian Stadium branch, due February 25, 2009, annual interest at 8.96%,secured by the Company’s land use right and building.	$-	$8,794,200

Guangdong Development bank, Dalian Stadium branch, due March 9, 2009, annual interest at 8.96%, secured by the Company’s land use right and building	-	2,931,400

Guangdong Development bank, Dalian Stadium branch, due March 19, 2009, annual interest at 8.96%, secured by the Company’s land use right and building	-	1,465,700

Guangdong Development bank, Dalian Stadium branch, due March 26, 2009, annual interest at 8.96%, secured by the Company’s land use right and building	-	4,397,100

Total Short-Term Bank Loans	-	17,588,400

Wells Fargo Bank revolving credit line, annual interest at 0.5% plus Chase bank rate, the line of credit expires in 2010, secured by all present and future account receivables, equipment, inventory and other goods, documents of title, general intangibles, investment property, and real estate of Copperweld.	4,125,266	4,712,075
Total	$4,125,266	$22,300,475

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

The Company paid off its four short-term loans with total balances of $17,588,400 on January 5, 2009.

Copperweld maintains a revolving line of credit with Wells Fargo Bank. Availability of the credit line is the lower of $12.8 million or the collateral balances. The outstanding balance was $4,125,266 and $4,712,075 as of March 31, 2009 and December 31, 2008, respectively. The Company deposits the cash collections from its customers against the outstanding account balance of the line of credit on a daily basis. Annual interest rate is equal to the applicable margin plus Chase bank rate, during the first quarter of 2009, the actual annual interest rate was 3.25%. The asset-based revolving line of credit with Wells Fargo contains various covenants that are reported on a quarterly basis. As of March 31, 2009, Copperweld was in default under the terms of the revolving line of credit agreement. See note 18 for detail.

Copperweld UK maintains a revolving line of credit with a limit of approximately $1,073,000 (or ₤750,000) but had no balance outstanding as of March 31, 2009 and December 31, 2008.  Both revolving lines of credit mentioned above expire in 2010.

Total interest expense on the revolving credit line and short term loan for the three months ended March 31, 2009 and 2008 amounted to $90,775 and $494,332, respectively, of which $1,350 and $45,448, respectively, was capitalized for construction projects.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Note 10 – Notes payable

Notes payable consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Senior secured convertible notes (“Convertible Notes”), bearing interest at 3% per annum, maturing on January 24, 2012, convertible to common stock at an initial conversion price of $7.00 per share	$5,447,092	$5,000,000
Guaranteed senior secured floating rate notes (“HY Notes”) maturing between July 24, 2010 to January 24, 2012	40,000,000	40,000,000

Subtotal	45,447,092	45,000,000

Less current portion	10,000,000	5,000,000

Total notes payable, noncurrent	$35,447,092	$40,000,000

On January 24, 2007, the Company and Citadel Equity Fund Ltd. ("Citadel") entered a Notes Purchase Agreement.  In this transaction, Citadel purchased:

(i)           $40 million principal amount (less 3% Notes discount and 4% commission for proceeds of $37,200,000) of guaranteed senior secured floating rate notes (“HY Notes”) due between July 2009 to January 2012 and

(ii)           $20 million principal amount (less 4% commission for proceeds of $19,200,000) of the Company’s 3% senior secured convertible notes (“Convertible Notes”) due January 2012, which are convertible into shares of the Company's common stock at an initial conversion price of $7.00 per share.

The HY notes bear interest at LIBOR (approximately 1.70% at March 31, 2009) + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007.  See below for discussion of swap agreement changing variable interest to 8.3% fixed. The Convertible Notes bear interest at a fixed rate of 3.00%, payable semi-annually in arrears, and mature in 2012.  The HY Notes and the Convertible Notes are guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s wholly-owned existing and future domestic subsidiaries.   Subsequently on November 15, 2007, the Company filed Form S-3 with the Securities and Exchange Commission (SEC) with a proposed prospectus to register up to 5,743,143 shares including 2,857,143 shares underlying the 3% Senior Convertible Notes. On November 21, 2007, the registration statement was declared effective by the SEC.  Upon the S-3 registration statement being declared effective, management concluded that the Company had met all the requirements for a Qualifying IPO and therefore notified the HY Notes holders of the 140 basis points step-down and subsequently paid interest per the stepped down rate in January 2008.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Management determined that the conversion option in Convertible Notes qualified as an embedded derivative under FAS 133 through the adoption of EITF 07-5, as discussed in Note 2.

In connection with the transaction, Citadel was also granted certain rights over the Company and its subsidiaries.  On January 25, 2007, Fushi, Fushi Holdings, Fushi International Dalian, Dalian Fushi, (the “Group Companies”), Li Fu, our Chairman and Chief Executive Officer, Mathus Yue Yang, our then President, Chris Wenbing Wang, our current President and Chief Financial Officer and Citadel entered into an Investor Rights Agreement. Subsequently on June 4, 2008, the Group Companies, Li Fu, Chris Wenbing Wang and Citadel entered in an Amended and Restated Investor Rights Agreement.  Pursuant to the Investor Rights Agreement and the Amended and Restated Investor Rights Agreement, Citadel was granted, among other things and subject to certain conditions, a right of first refusal with respect to any debt or equity financing sought by the Company. In addition, Messrs. Fu, Yang and Wang agreed to a non-competition covenant relating to their employment and ability to engage in a business that is competitive with the Company's business for five years.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Unless previously redeemed, converted, purchased or cancelled, the Company must repay the Convertible Notes on January 24, 2012. The Convertible Notes may not be prepaid at any time prior to maturity. At maturity, the Company must repay all of the outstanding Convertible Notes plus a premium of 15.00% per annum on the principal amount calculated on a semi-annual basis, plus accrued and unpaid interest on late payment, if any, to reflect an additional 5% per annum interest in excess of the rate of interest then in effect. It’s estimated that the Company will have to repay the principal of $5 million and an additional redemption cost of $5,305,158.

The Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $7 per share (approximating 14,286 shares per $100,000 principal amount of the Convertible Notes), subject to downward adjustments of conversion price on March 1 and September 1 of each year, beginning with March 1, 2008, to equal the simple arithmetic average of VWAP for the fifteen trading days preceding such March 1 or September 1, with a floor of $4.5.  On March 2, 2009, the conversion price was adjusted to $5.11 (approximating 19,569 shares per $100,000 principal amount of the Convertible Notes) to reflect the simple arithmetic average of VWAP for the fifteen trading days preceding the reset date.

In addition, adjustment of the Conversion Rate will be made if and at each time, upon completion of the quarter reviews (for each Fiscal Quarter ended March 31, June 30 and September 30) or annual audit or each Fiscal Quarter ended December 31) of the Company’s consolidated financial statements an event defined as Financial and Operational Trigger under the CB indenture shall have occurred in the immediately preceding Fiscal Quarter, then within five (5) Business Days following issuance of the review or audit report, as the case may be, for such Fiscal Quarter, the Conversion Rate shall be adjusted pursuant to a formula provided in the CB Indenture.  The Financial and Operational Trigger means, for the Company and its subsidiaries on a consolidated basis, that net income for a Fiscal Quarter shall be less than the US dollar amount indicated in the table below opposite such Fiscal Quarter:

Fiscal Quarter Ending	Net Income

June 30, 2007	$ 5.0 million
September 30, 2007	$ 5.0 million
December 31, 2007	$ 5.0 million
March 31, 2008	$ 6.0 million
June 30, 2008	$ 6.0 million
September 30, 2008	$ 6.0 million
December 31, 2008	$ 6.0 million
March 31, 2009	$ 7.2 million
June 30, 2009	$ 7.2 million
September 30, 2009	$ 7.2 million
December 31, 2009	$ 7.2 million

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Upon review of our consolidated financial statements, we determined that a Financial and Operational Trigger as defined under the CB indenture occurred during the quarters ended March 31, 2009 and December 31, 2008.  To the extent a conversion occurs, the Company shall be required to deliver 279,614 additional shares of the Company’s common stock to the holder of the Convertible Notes by increasing the Conversion Rate with respect to such notes.  Further, the Company cannot provide assurance that Financial and Operational Trigger may not occur again in future fiscal quarters especially under challenging macro-economic conditions and difficult operating environments like the current one.

On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights under the CB indenture and received 2,142,857 shares in exchange for $15.0 million in debt with an exchange factor of $7.00 in debt for each share of stock.

As of March 31, 2009, the Company had the carrying value of $5,447,092 of Convertible Notes, of which, $5 million is principal and $447,092 is accrued interest and redemption accretion.

As mentioned in Note 2, due to the recent adoption, of EITF 07-5, the Company has re-evaluated the Convertible Notes’ conversion option and has since then determined that it would require liability accounting.  The Company has since then recorded the fair value of the conversion option as “derivative liability – conversion option” in the accompanying consolidated financial statements.  The change in the values of the conversion option is shown in the accompanying consolidated statements of income and other comprehensive income.

Deferred commissions on long term notes amounted to $2,925,846 (of which $1,237,500 was due to Kuhn's verdict as explained in Note 19) as of March 31, 2009 and $3,188,344 as of December 31, 2008.  Amortized commission for the three months ended March 31, 2009 and 2008 amounted to $262,497 (of which $112,500 was due to Kuhn's verdict as explained in Note 17) and $ 658,404, respectively.

Interest on long term notes, including the premium, for the three months ended March 31, 2009, and 2008 amounted to $1,112,190, and $592,047, respectively.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

On April 10, 2007, effective January 24, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $3,000,000 if the exchange rate for RMB to USD falls below 6.5 and to $5,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge. In July, 2008, the Company placed the $1,000,000 deposit with MLCS to secure the agreement. As of March 31, 2009, the deposit has remained the same.

Since its effective date, the fair value of this Swap Agreement changed to a payable of $7,139,205 and $4,377,076 as of March 31, 2009, and December 31, 2008, respectively. For the three months ended March 31, 2009, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $2,762,129, respectively; For the three months ended March 31, 2008, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $5,109,480, respectively, net of taxes.

The Company had cross currency hedge payable amounting to $156,154 and $104,324 as of March 31, 2009 and December 31, 2008 respectively. The total loss from derivative transactions for the three months ended March 31, 2009 was $166,410 and the total gain from derivative transactions for the three months ended at March 31, 2008 was $169,167, respectively.  For the three months ended March 31, 2009, there were no amounts recorded in the consolidated statements of income in relation to this interest rate swap related to ineffectiveness of the swap transaction.

Note 12 - Earnings per share

The following is information of net income per share:

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$3,100,917	$7,570,496
Add: Interest expense for convertible note	-	27,762

Deduct: Loan issuance cost	-	(152,559)
Net income for diluted earnings per share	$3,100,917	$7,445,699

Weighted average shares used in basic computation	27,563,478	27,048,039
Diluted effect of warrants, options and convertible note	131,986	1,180,565
Weighted average shares used in diluted computation	27,695,464	28,228,604

Earnings per share
Basic	$0.11	$0.28
Diluted	$0.11	$0.26

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion
10/23/2007	Common stock held in escrow		100,000	Common stock issued in Company's name
11/31/2007	Warrants	16.80	100,000	Anti-dilutive
02/23/2009	Warrants	5.25-6.00	300,000	Anti-dilutive
05/21/2007 to 11/13/2007	Options	11.75-20.94	798,333	Anti-dilutive
04/10/2008 to 6/25/2008	Options	15.04-23.25	144,000	Anti-dilutive

Convertible notes were anti-dilutive and excluded from the calculation of diluted earnings per share too.

Note 13 - Stockholders' Equity

During the first quarter of 2009, the following activities were recorded:

On January 12, 2009 the Company issued 1,000,000 shares common stock in the name of Fushi Copperweld, Inc, par value $0.006 per share (the “Shares”) as proposed security for the judgment rendered against the described in note 17. As the parties could not agree on the proposed security, the shares were cancelled.

On February 23, 2009, the Company sold in a private placement 400,000 shares of its common stock, par value $0.006 per share (the “Common Stock”) for an average price of $4.80 per share, and warrants to purchase 300,000 shares of Common Stock, for a total purchase price of $1,920,000.

The warrants consisted of Series A Warrants to purchase 100,000 shares of Common Stock at an exercise price of $5.25 per share, Series B Warrants to purchase 100,000 shares of Common Stock at an exercise price of $5.50 per share, and Series C Warrants to purchase 100,000 shares of Common Stock at an exercise price of $6.00 per share.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

The Series A and B Warrants are exercisable starting from the date of issuance through the later of (i) February 22, 2010 and (ii) the date which is six (6) months following the effective date of a registration statement filed by the Company under which the resale of all of the shares of Common Stock underlying the warrants have been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Series C Warrants are exercisable starting from the date of issuance through the later of (i) August 22, 2010 and (ii) the date which is twelve (12) months following the effective date of a registration statement filed by the Company under which the resale of all of the shares of Common Stock underlying the warrant have been registered under the Securities Act.

Because of certain cash redemption clauses related to these warrants, the Company has followed the criterias in EITF 00-19 and recorded the fair value of these warrants as “derivative liability – warrants” in the accompanying consolidated financial statements.  The changes in the values of these warrants are shown in the accompanying consolidated statements of income and other comprehensive income.

The value of the warrants were calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions: exercise price of $5.25 for Series A, $5.50 for Series B and $6.00 for Series C Warrants; share price of $4.27 for all warrants; risk free interest rate of 0.57% for Series A and B Warrants, and 0.69% for Serice C Warrants; expected life of 1 year for Series A and B Warrants, and 1.5 years for Series C Warrants; and volatility of 60% for all warrants.

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Life (years)	Average Exercise Price	Number	Average Remaining Life (years)

$3.11	332,124	2.75	$3.11	332,124	2.75
$16.80	100,000	2.65	$16.80	100,000	2.65
$5.25	100,000	0.90	$5.25	100,000	0.90
$5.50	100,000	0.90	$5.50	100,000	0.90
$6.00	100,000	1.39	$6.00	100,000	1.39

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted -Average Exercise Price	Average Remaining Contractual Life
Balance, at December 31, 2007	477,052	$6.35	3.92 years
Granted	-
Forfeited	-
Exercised	-
Balance, at March 31, 2008	477,052	$6.35	3.67 years
Rounding Adjustment	(55)
Granted	-
Forfeited	-
Exercised	(44,873)	$3.11
Balance, at December 31, 2008	432,124	$6.28	2.92 years
Granted	300,000	$5.58
Forfeited	-
Exercised	-
Balance, at March 31, 2009	732,124	$5.99	2.05 years

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Note 14 – Stock based compensation

2007 Incentive Plan:

On October 24, 2007, our Board of Directors approved the adoption of the Fushi Copperweld, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).  The aggregate number of shares of Common Stock that may be issued under this Plan shall not exceed 800,000 shares, provided, however, that such number shall be increased at the end of each fiscal year of the Company in the same proportion as the issued and outstanding stock of the during such fiscal year; subject to a maximum of 10% of the issued and outstanding stock of the Company. Share options must be granted with an exercise price of at least 100% of the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) had authority to set all the terms of each grant. Under the 2007 Plan, forfeited shares will become available for grant again.

Majority of the options awarded under the 2007 Plan vest in two years from grant date. The majority of the options granted under the 2007 Plan expire in 3 years.

Under the 2007 Plan, the Company granted share options to all executives, directors and employees as summarized below:

Grant Year	Number of Shares	Exercise Price Range
2007	335,000	$16.36-$20.94
2008	151,000	$15.04-$23.25
2009	388,000	$4.95
Total	874,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Q1	Year ended December 31
	2009	2008	2007
Risk-free interest rate(1)	0.78%	1.84%-2.82%	3.54%-4.57%
Expected dividend yield(2)	-	-	-
Expected option life(3)	2 Year	0.5-2 Years	2 Years
Expected stock price volatility(4)	60%	50%	50%
Weighted average fair value of options granted	$1.85	$4.57	$4.06

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

(1)
Risk-free interest rate – Risk-free interest rate is based on US Treasury zero-coupon issues with maturity terms similar to the expected term on the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

(2)
Expected dividend yield – The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options. The Company has no plans to pay any dividend in the foreseeable future. Therefore, the Company considers the dividend yield to be zero.

(3)
Expected option life – Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of “plain-vanilla” options under the rules prescribed by Staff Accounting Bulletin No. 107. An increase in expected life will increase compensation expense.

(4)
Expected stock price volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. As a forward-looking measure, the Company uses implied volatility of Company’s 225 days call options with strike price of $5.00 on May 7, 2009 (source: Morningstar.com), adjusted by the 2-year historical volatility of the Company’s stock as well as 2-year historical volatilities of the Company’s comparable public companies, to calculate the expected stock price volatility. An increase in the expected volatility will increase compensation expense.

Stock compensation expense is recognized based on awards expected to vest.  FAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. To the extent the actual forfeiture rate is different from the original estimate, actual share based compensation related to these awards may be different from the expectation. There is no material difference between actual and estimated forfeitures during the three months ended March 31, 2009.

The Company recognized $590,868 and $413,095 share-based compensation expense in general and administrative expenses for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the total compensation cost related to stock options not yet recognized was $756,062 and will be recognized over the weighted average life of 0.4 years.

As of March 31, 2009, the 892,333 executive options, 240,000 director options and 287,000 employee options outstanding had fair values of approximately $3,473,081, $912,761 and $756,923 respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted -Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2007	1,110,000	$14.3	$12,075,850
Granted	-	-	-
Forfeited	(50,000)	$12.3	-
Exercised	-	-	-
Balance, March 31, 2008	1,060,000	$14.4	$1,865,000
Granted	151,000	$21.3	-
Forfeited	(143,667)	$18.1	-
Exercised	-	-	-
Balance, December 31, 2008	1,067,333	$14.9	-
Granted	388,000	$4.95	-
Forfeited	(36,000)	$4.95	-
Exercised	-	-	-
Balance, March 31, 2009	1,419,333	$12.41	-

Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	408,333	0.14 years	$12.30	383,333	$12.30
$11.75	150,000	0.18 years	$11.75	135,927	$11.75
$13.70	125,000	0.49 years	$13.70	125,000	$13.70
$16.44 - $20.94	230,000	0.58 years	$18.69	230,000	$16.40
$16.36	10,000	0.62 years	$16.36	10,000	$16.36
$23.25	77,000	0.00 years	$23.25	77,000	$23.25
$15.04	17,000	0.03 years	$15.04	16,533	$15.04
$20.04	50,000	1.14 years	$20.04	28,621	$20.04
$4.95	352,000	0.75 years	$4.95	91,000	$4.95
Total	1,419,333			1,097,414

Note 15 - Statutory reserves

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of March 31, 2009, the Company has total registered capital of approximately $80,931,711 (RMB 624.3 million). The Company is required to contribute an additional $28,149,708 from future earnings. The transfer to this reserve must be made before distribution of any dividend to shareholders. The company will transfer at year end 10% of the year’s net income determined in accordance with PRC accounting rules and regulations.

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

Note 16 – Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $31,991 and $30,462 in contributions of employment benefits for China employees in the three months ended March 31, 2009 and 2008, respectively.

US employees are provided a 401(k) plan.  US employees are eligible for the defined contribution plan after three-months of full-time employment.  Employee deferrals and company matching are 100% vested immediately upon eligibility. The company made $30,540 and $33,335 in contributions of employment benefits for US employees in the three months ended March 31, 2009 and 2008, respectively.

Copperweld UK operates a defined contribution pension scheme for employees. All UK employees are eligible to join the pension on satisfactory completion of their trial period, which is typically three months. UK employees can contribute as much as they like subject to current UK laws, but the company will match only the first 2.5% of gross pay in the current year. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The company made $2,778 and $13,676 in contributions of employment benefits for UK employees in the three months ended March 31, 2009 and 2008.

Note 17 - Commitments and contingencies

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2009
(Unaudited)

On December 11, 2007, the Company received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. against the Company in the United States District Court, District of Connecticut on November 27, 2006.  On August 5, 2008, the Company received verdict from the United States District Court that Kuhns is entitled to recover a total of $7,197,794. The court ruling was recorded as a contingent liability of $7,197,794 and was allocated to the following: (a) $710,544 was expensed immediately in second quarter of 2008; (b) $3,000,000 was recorded as deferred commissions on long term notes (also explained in Note 10) and is being amortized over the remainder of the long term note’s life, $ 112,500 was amortized for the three months ended March 31, 2009 and $1,650,000 was amortized for the year ended December 31, 2008, $1,237,500 was outstanding as deferred commissions on long term notes as of March 31, 2009; (c) $3,487,250 was allocated to Additional Paid in Capital in second quarter of 2008.

Note 18 - Subsequent events

As of March 31, 2009, Copperweld was in violation of certain financial covenants under the terms of the revolving line of credit agreement with Wells Fargo. On May 6, 2009,Wells Fargo exercised its right to implement the 2% additional default rate of interest effective April 1, 2009 and the additional default interest will be charged on May 7, 2009

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

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

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi Copperweld, Inc. (formerly Fushi International, Inc.), (ii) Fushi Holdings, Inc.(formerly Diversified Product Inspections, Inc.) (“Fushi Holdings”), (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iv) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (v) Copperweld Holdings, LLC, (vi) Copperweld Bimetallic, LLC (“Copperweld”) and (vii) Copperweld Bimetallics UK, LLC. Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We are the global leader in the development, design, manufacture, marketing and distribution of copper-cladded bimetallic engineered conductor products. Our principal products, copper-clad aluminum (“CCA”) and copper-clad steel (“CCS”) are primarily used as conductor components within wire and cable products in the telecommunication, utility, transportation and industrial industries.

Today, we serve approximately 300 customers in 38 countries from our facilities in Dalian, China, Fayetteville, TN, and Telford, England. We have a strong market position in all markets in which we compete due to product, geographic region, customer diversity and our ability to deliver superior products while operating as a low cost provider.  As a result, we are now the leading producer of bimetallic wire products in the world and are the market leaders in North America, Europe, North Africa the Middle East, and the People’s Republic of China.  We strive to continue expansion within current and evolving markets, and to create shareholder value by:

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

Typically using 70% less copper than conventional copper wire, but offering materially the same utility and functionality, our bimetallic wire is used in applications such as distribution products for telecommunication networks, cables for the wireless industry, automotive and consumer products, video and data applications, electrical power cables, wire components for electronic devices, as well as other industrial conductors. In many applications, the value of bimetallic wire is based on advantages other than the economies of bimetallic versus solid copper.  Weight considerations strongly favor CCA because the end user can expect approximately 2.6 times the length with the same weight as solid copper.  Wire is sold by weight but used by length.  The additional length increases the value of CCA. Weight is a major concern in some applications where the end product is portable, such as cell phones, music players, etc. and in automotive applications.  We believe that the use of much lighter bimetallic products will continue to offer opportunities for these applications. Other advantages include Radio Frequency ("RF") resistance factor.  RF signals travel over the surface of the wire.  With bimetallic wire, the RF resistance characteristics of the copper cladding offers identical high frequency characteristics as solid copper, but with much less weight and lower end-product stiffness.

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

The above chart demonstrates how changes in the Comex monthly average of copper and aluminum prices from January 2008 through March 2009 can hypothetically affect our margins. The combined cost of copper and aluminum changed from approximately $4.30 in January 2008 to a high of $5.30 in April 2008 and then trended generally down during the remainder of 2008 to a low of $2.10 in December 2008 before rebounding to $2.35 in March 2009. In this example, we have a gross margin per pound of $0.50 for illustrative purposes. Passing the changing costs through to our customers’ prices allows us to maintain a level amount of dollar gross margin. Considering gross margin as a percentage of net sales can be misleading when raw materials costs are increasing even though the dollar amount of gross margin remains the same. Although the gross margin would have fluctuated between from 8.6% and 19.2% in our example, the dollar amount of gross margin per metric ton and resulting net income flowing to earnings per share remained the same.

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

 Highlights for the quarter include:

-	CCA Volume shipped from Dalian increased 1% compared to first quarter 2008 despite global economic slowdown;
-	Dalian operated at only 67% capacity in first quarter 2009; well positioned to capitalize on expected near term growth;
-	Implemented further cost reductions at Fayetteville;
-	Improved cash flows from operating activities by $15.6 million compared to first quarter 2008; and
-
Continued expansion of sales in the utility industry throughout the world.  Utility shipments during the first quarter of 2009 increased 2.9% over the same quarter in 2008 despite challenging macroeconomic conditions. We have strengthened our relationship with a major supplier to the utility market in the US and added personnel with contacts in Eastern Europe, the Middle East and in North Africa that will continue to increase our sales of ground wire applications within the utility market. Also, we have begun to realize orders related to the $585 billion stimulus package in the PRC announced in November 2008. We expect demand for our products related to infrastructure projects within the PRC to grow in future periods as a direct result of the stimulus package.

Current Business Environment and Outlook for the remainder of 2009

With respect to the overall business trends for the remainder of 2009 and forward, management recognizes that the current condition of the global economy may present us with significant challenges to our financial condition and results of operations. Data and statistics published by the International Monetary Fund showed that the global economy decelerated quickly and severely in the second half of 2008. This trend continued throughout the first two months of the first quarter 2009, as China, a market that has generated most of our revenue and growth, saw its GDP growth in the first quarter of 2009 drop to 6.1%, the slowest the country has experienced in ten years. The figure was more than 10% in the first quarter of 2008, and 13% for 2007.  Global economic turmoil, uncertainties in capital markets, currency fluctuations and commodity cost volatility have substantially reduced the visibility for our industry and our business.

However, statistics released by the PRC’s National Bureau of Statistics indicate that the $586 billion package stimulus package implemented by the Chinese government in November 2008 began to gain traction in the first quarter 2009, as total fixed asset investment grew 28.8%, a growth of 4.2% compared to the same period 2008. We believe the following macro-level trends will positively impact our business and offer us opportunities to capture new business despite global economic conditions and preserve profitability:

•	Demand recovery for CCA-based telecommunication products in China, primarily due to 3G related capital investment;
•	Chinese Government stimulus packages focused on infrastructure, high-speed railways, T&D and power grid build out;
•	Continued strength of the grounding wire market;
•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets; and
•	Continuing demand for cost effective, energy saving alternatives.

In addition to these macro-level trends, the Company is presented with tremendous opportunities brought by the increasing capital expenditures of major telecommunications operators in China subsequent to the restructuring and the recent issuance of 3G licenses. Furthermore, we will focus on driving profitability by streamlining our organizational structure and business procedures, increasing operational efficiency and optimizing operating processes, while managing production costs and operating expenses.

We are continuing to develop the high potential utility and electrical appliance markets, to enhance productivity and to expand our sales of higher margin products.  Meanwhile, we are also working to strengthen sales management and customer relations.  We will seek to consolidate our relationships with our best customers, stop or suspend selling to customers that pose significant credit risk, and develop new customers cautiously.  In addition, as part of our ongoing efforts to reduce total operating costs, we continuously improve our ability to efficiently utilize existing and new manufacturing capacity to manage expansion and growth.  Investment in new capacity will pay off by increased product sales in the future. We believe that effectively utilizing manufacturing assets, and generating economies of scale, will help offset high raw material prices and dilute overhead over time. Moving forward, as we’re cautiously optimistic about the demand growth for our various products, we expect our combined utilization rates to improve.

We actively seek to identify and promptly respond to key economic and industry trends in order to capitalize on expanding niche markets for our products, and possibly entering into new markets both down and up stream, in order to achieve better returns.  We believe that we have the resources, technology, working capital and capacity to meet growing market demands.  Over the long-term, we believe that we are well positioned to benefit from the growth opportunities in China and throughout the world.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 and 2008

Net Sales

	Three Months Ended
In Millions USD	March 31,
	2009	2008	Change
Sales	$35.3	$54.0	$(18.7)	-34.6%

Net sales decreased 34.6% over the same quarter one year earlier primarily due to a 22.0% decline in average selling prices and to a lesser extent a decrease in volume of tons sold of 1,280 metric tons, or 13.8%, partially offset by a slight growth in CCA tons sold from our Dalian facility over the same period.  Sales from our Dalian, China facility was $26.4 million and $8.9 million at our Fayetteville, TN and Telford, U.K. facilities. Volume at the Company’s Dalian facility grew slightly due to increased 3G related demand and continued expansion into the utility market.  The company’s Fayetteville facility experienced a 37% decrease in volume as a result of global economic downturn.

Our products are engineered products rather than commodities; therefore, the selling prices of our products are dependent upon diameter, tensile strength, conductivity and other factors specified by each customer. For example, Dalian’s prices may be lower than Fayetteville’s for CCA because Dalian’s products sold for telecom may require less engineering and fewer manufacturing processes than for products sold by Fayetteville, based on application. Both Dalian and Fayetteville sell a variety of CCA products and the price for each variety varies based on the composition of the product and the amount of manufacturing required and the ratio of copper to aluminum. As with CCA, the average selling price of CCS varies by product type primarily based on the amount of copper in the product and the amount of manufacturing required.

Net Sales by Industry

	Three Months Ended
	March 31,
In Millions USD	2009*	2008*	Change
Telecom	14.6	29.5	(14.9)	-50.6%
Utility	19.0	21.3	(2.3)	-11.1%
Transportation	0.4	0.5	(0.1)	-18.9%
Other	1.7	2.7	(1.0)	-37.7%
Total	35.7	54.0	(18.3)	-34.1%
*Net sales do not include deductions resulting from returns, freight, rebate and cash discounts.

The following table presents the breakdown of metric tons shipped to customers by industry:

	Three Months Ended March 31,				Percentage of Total
	2009	2008	Change		2009	2008
Telecom	3,468	4,736	(1,268)	(26.8)%	43.4%	51.3%
Utility	4,026	3,914	112	2.9%	50.5%	42.2%
Transportation	61	43	18	41.9%	0.8%	0.5%
Other	427	569	(142)	(25.1)%	5.3%	6.2%

Total	7,982	9,262	(1,280)	(13.8)%	100.0%	100.0%

We are expanding our sales to the utility market.  During the three month period ended March 31, 2009, our sales to the utility segment increased by 112 tons.  Shipments to the utility segment increased from 42.2% of total shipments for the three months ended March 31, 2008 to 50.5% of total shipments for the same period in 2009.  Shipments to the telecom segment declined by 26.8% or by 1,268 tons and declined from 51.3% of total shipments to 43.4% when comparing the three months ended March 31, 2008 and 2009, respectively, primarily due to decreased demand from North American and European markets.

The following table presents the breakdown of metric tons shipped by each of our facilities to customers in each industry:

	Three Months Ended March 31, 2009
	Dalian		Fayetteville		Telford
	Metric Tons Shipped	% of Tonnage	Metric Tons Shipped	% of Tonnage	Metric Tons Shipped	% of Tonnage
Telecom	2,497	31.3%	946	11.9%	24	0.3%
Utility	3,332	41.7%	644	8.1%	51	0.6%
Transportation	0	0.0%	33	0.4%	28	0.4%
Other	57	0.7%	370	4.6%	0	0.0%
Total	5,886	73.7%	1,994	25.0%	102	1.3%

Dalian shipped 73.7% of total tonnage produced during the first three months of 2009 with shipments to the utility market contributing 41.7% and sales to the telecom market contributing 31.3% of total volume. Fayetteville shipped 25.0% of total tonnage split between telecom at 11.9% and utility with 8.1%. Total transportation accounted for 0.8% for the shipments in the first three months of 2009. Telford shipped 1.3% of total tonnage split between telecom, utility and transportation.

Capacity and Output

The following table summarizes installed capacities and outputs for the three month period ended March 31, 2009. Capacity is stated on an annual basis while output is the amount of product shipped during the first three months of 2009. Telford’s production does not include cladding and the numbers reflect CCS that was further processed by Telford during the three months ended period.

	Dalian		Fayetteville		Telford
	Capacity	Output	Capacity	Output	Capacity	Output
CCA	34,000	5,829	12,400	494		-
CCS	800	7	16,300	1,500	900	79
Other		50				23
Total	34,800	5,886	28,700	1,994	900	102

At March 31 2009, we had combined annual production capacity for CCA of 46,400 metric tons and CCS cladding capacity of 18,000 metric tons on an annual basis based on our product mix at March 31, 2009. Installed capacity can increase or decrease based on the size of the rod used in the cladding operation for CCA and on the conductivity engineered into the CCS production. Additionally, a further 6,000 metric tons of annualized CCA capacity was successfully installed and commissioned at our Dalian facility on April 30, 2009.  We also expect to install a further 4,100 metric tons of annualized CCS cladding capacity at our Dalian facility by the end of the third quarter 2009.

Product Mix

	Three Months Ended March 31,
Metric Tons Sold	2009	2008	Change
CCA	6,323	6,844	(521)	-7.6%
CCS	1,585	2,231	(646)	-29.0%
Other	74	187	(113)	-60.4%
Total	7,982	9,262	(1,280)	-13.8%

	Percentage of Tons Sold
	Period Ended March 31,
Based on Metric Tons	2009	2008
CCA	79.2%	73.9%
CCS	19.9%	24.1%
Other	0.9%	2.0%
	100.0%	100.0%

The chart above illustrates the growth of CCA as a percentage of tons sold comparing the three month period ended March 31 2009 to March 31, 2008 for the combined facilities.  The demand for our CCA products in the PRC remained strong during the first quarter 2009 compared to the same periods in 2008 despite worsened macro-economic conditions. However, we experienced a significant tapering of demand of 53.9% in CCA products in markets served from our Fayetteville facility.

Gross Margin

	Three Months Ended March 31,
	2009	2008	Change
Gross Margin (in millions)	$8.9	$14.7	$(5.8)	-39.5%
As a Percentage of Sales	25.4%	27.3%	-1.9%

Gross profit in the first quarter decreased 39.5% year over year to $8.9 million from $14.7 million.  Gross margin decreased to 25.4% from 27.3% in the prior year period.  Gross margin at the Company’s Dalian, China facility decreased slightly from approximately 33.8% to 32.8%.   This decrease primarily resulted from pricing pressure from smaller, poorly capitalized competitors, many of whom were forced to liquidate inventory in order to meet financial obligations, partially positively offset by the pickup in RF cable demand related to the first of three stages of 3G rollout since the latter part of first quarter of 2009.   The gross margin at the Fayetteville and Telford facilities declined from approximately 13.4% to 3.1% mostly as a result of lower capacity utilization and deterioration in product mix.  The cost of goods sold increased from 72.7% of net sales for the three months ended March 31, 2008 to 74.6% at March 31, 2009.

Selling Expenses

	Three Months Ended March 31,
(in millions)	2009	2008	Change
Selling Expenses	$1.2	$0.8	$0.4	50.0%
As a Percentage of Sales	3.4%	1.5%	1.9%

Selling expense increased by $0.4 million or 50% for the three months period ended March 31, 2009 compared to the same quarter of 2008.  Selling expenses increased primarily because of increased efforts in sales to penetrate the electrical utility market. As a percentage of net sales, selling expenses increased from 1.5% of net sales for the 2008 quarter to 3.4% of net sales during the first quarter of 2009.

General and Administrative Expenses

	Three Months Ended March 31,
(in millions)	2009	2008	Change
General and Administrative Costs	$3.1	$4.4	$(1.3)	-29.5%
As a Percentage of Sales	8.7%	8.1%	0.6%

General and administrative expenses decreased by $1.3 million or 29.5% during the three month period ended March 31, 2009 compared to the same period in 2008. This decrease was principally a result of lower sales volumes, lower capacity utilization and an increase in cost saving initiatives. As a percentage of net sales, general and administrative expenses increased slightly by 0.6% to 8.7% from 8.1% for the first quarter of 2008 due to decreased revenue in the first quarter of 2009. During the first quarter of 2009, included in general and administrative expenses were non-factory depreciation and amortization of $440,548 and amortization of intangible assets of $119,076, compared to $403,010 and $62,277 respectively in the first quarter of 2008, increases of depreciation expense for the current quarter was mainly due to the completion of Dalian office building and started to depreciate.

Other Income ( Expense )

Interest Income (Expense)

	Three Months Ended March 31,
(in millions)	2009	2008	Change
Interest Income	$0.1	$0.2	$(0.1)	-50.0%
Interest Expense	$(1.5)	$(1.8)	$0.3	-16.7%
Net Interest Expense	$(1.4)	$(1.6)	$0.2	-12.5%
Net Interest Expense as a % of Net Sales	4.0%	3.0%	1.0%

Net interest expense in the first quarter decreased by approximately $230,000, versus the first quarter of 2008, which was primarily the result of the repayment of Dalian’s short term bank loans. As a percentage of net sales, net interest expense increased from 3.0% for the first quarter of 2008 to 4.0% during the first quarter of 2009.

Change in fair value of derivative liability

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Before the adoption of EITF 07-5 "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock", the convertible note issued in 2007 did not require bifurcation or result in liability accounting. However, with the recent adoption of EITF 07-5, the embedded conversion feature must be bifurcated from its host instrument and accounted for separately as a derivative liability.

Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”, provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under FAS  133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company determines which options, warrants and embedded features require liability accounting and records the fair values as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative instrument.”

For the three months ended March 31, 2009 and 2008 the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $539,037 and $0, respectively.

For the three months ended March 31, 2009 and 2008 the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $63,238 and $0, respectively.

Tax

Profit before tax for Dalian was $6.9 million in the first quarter 2009 and the loss for Fayetteville and Telford before tax was $1.4 million.  Loss at the Fushi Copperweld parent company level was $3.2 million primarily due to interest expenses on the High Yield notes, stock-based compensation, changes in fair value of derivative liabilities related to Convertible Notes conversion options, hedge and warrants, as well as professional fees and outside service expenses. On a consolidated basis, profit before tax was $2.4 million and we recognized a net tax benefit of $0.7 million.

	Dalian	Fayetteville & Telford	Parent Company	Consolidated
Profit (Loss) before income tax	6,927,028	(1,367,276)	(3,155,051)	2,404,701
Income tax expense (credit)	930,311	(491,763)	(1,134,764)	(696,216)
Profit after income tax				3,100,917

Net Income

	Three Months Ended March 31,
(in millions)	2009	2008	Amount	% Change
Net Income Before Taxes	$2.4	$8.0	$(5.6)	-70.0%
(Benefit)Provision for Income Taxes	$(0.7)	$0.5	$(1.2)	-240.0%
Net Income After Taxes	$3.1	$7.5	$(5.0)	-58.7%
Net Income as a % of Net Sales	8.8%	13.9%	-5.3%

Net income for the three months period ending March 31, 2009 was $2.4 million compared to $8.0 million for the comparable period in 2008, a decrease of approximately $5.6 million or 70%. Net income as a percentage of net sales declined from 14.1% for the prior period to 8.8%, principally due to an erosion of combined gross margin primarily attributable to a sharp decline in gross margins from Fayetteville and Telford operations.  The net margin decline was also a result of increased selling expenses as a percentage of net sales and increased non-cash expenses including the change in fair value of derivative liability, increased depreciation and amortization and increased share-based compensation.

Earnings Per Share

	Three Months Ended March 31,
	2009	2008
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$3,100,917	$7,570,496
Basic Weighted Average Number of Shares	27,563,478	27,048,039
Net Income per Share—Basic	$0.11	$0.28
Net Income for Diluted Earnings Per Share	$3,100,917	$7,445,699
Diluted Weighted Average Number of Shares	27,695,464	28,228,604
Net Income per Share—Diluted	$0.11	$0.26

 Basic and diluted earnings per share (EPS) for the quarter ended March 31, 2009 were $0.11 and $0.11, compared to $0.28 and $0.26 for the first quarter last year.

Selected Balance Sheet Data at March 31, 2009 (unaudited) and the year ended December 31, 2008:

	Selected Balance Sheet Data
	March 31, 2009	December 31, 2008
(in millions)	Unaudited		Change
Cash	$42.7	$65.6	$(22.9)	-34.9%
Accounts Receivable, net	$44.3	$49.8	$(5.5)	-11.0%
PP&E	$118.2	$119.8	$(1.6)	-1.3%
Total Assets	$278.2	$294.5	$(16.3)	-5.5%
Short Term Debt	$14.1	$27.3	$(13.2)	-48.4%
Long Term Debt	$35.4	$40.0	$(4.6)	-11.5%
Shareholders' Equity	$203.9	$203.0	$0.9	0.4%

Our financial condition continues to improve as measured by an increase of 0.4% in shareholders’ equity during the first three months of 2009. Cash decreased 34.9% during the quarter primarily due to repayments of short term loans and the decrease of our accounts receivable by 11% as a result of decreased sales volume. Property, plant and equipment decreased by 1.3% during the three months ended March 31, 2009 compared to the prior year end. Short term debt decreased by 48.4% as a result of repayments of short term loans at our PRC operation. Long term debt declined by 11.5% because $5.0 million of our outstanding $40.0 million notes was reclassified to short term debt because of a January 2010 due date on such portion of the notes.

Customers

For the three months ended March 31, 2009, no customer accounted for ten percent (10.0%) or more of sales. During the first three months of 2009, our largest five customers together accounted for 19.0% of our sales based on tons and 13.6% based on net sales compared to 20.7% based on tons and 19.9% based on net sales during the same period in 2008. Our largest customer represented 3.2% of sales during the three months ended March 31, 2009. Our ten largest customers represented 29.9% of tons sold and 24.1% of net sales for the first three months of 2009.  Total receivable balance due from the top ten customers at March 31, 2009 and December 31, 2008 amounted to $11,118,422 and $11,838,214, respectively.

Our strategy is to continue to expand and diversify our customer base in future periods. We believe this increased diversification significantly limits our market risk and gives us a stronger base on which to expand. We further believe our overall customer composition and the concentration of our top customers will continue to change as we expand our business and seek to shift our product sales portfolio to higher margin products and markets. However, the loss of, or significant reduction in orders from any of our largest customers may have a material adverse impact on our financial condition and operating results. We are continuing to expand and consolidate the direction of our combined sales and marketing group in order to focus our resources on diversification of our customer base, product mix and geographic presence to mitigate customer concentration risk. Our objective is to focus on expanding our existing business relationships by offering a wider range of products and building new sales relationships throughout the world with our expanded sales organization.

Manufacturing

Manufacturing copper-clad products involves bonding a copper strip to an aluminum or steel core, drawing the clad product to a finished diameter and heat treating as necessary depending upon the customer’s specifications. We use proprietary technologies developed in Dalian and Fayetteville.  We also own the worldwide rights to other technologies. These proprietary technologies allow us to produce superior copper-clad products compared to other producers. Our technology base and research and development department supports continuing development and the geographical spread of our manufacturing locations improves our ability to provide superior service to our international customer base.

Our manufacturing activities are determined and scheduled upon both firm orders and projected sales information gathered by our sales personnel from direct contact with our customers. Customers typically submit purchase orders seven to thirty days prior to the requested delivery date. However, depending on the product and the available equipment run schedules, the lead time can be as short as three days. The sales price is determined at the time of purchase based on a formula or a unit price for each product. In either case, the purchase price is a function of the market price of our raw materials at the time of purchase, subject to an adjustment at the time of delivery for many of our customers and to the processes required to produce our engineered products. For some customers, we adjust our prices based on the cost of raw materials for the previous month rather than prices at the time of shipment.

Geography

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

The following table presents our sales by geographic region for the periods indicated:

	March 31, 2009	March 31, 2008
	(Unaudited)	(Unaudited)
China	$25,541,567	$34,752,795
USA	7,306,836	12,422,970
Europe	1,478,246	3,507,766
Other countries	929,887	3,325,496
Total sales	$35,256,536	$54,009,027

Cost of Goods Sold

	Components of Cost of Goods Sold
	Three Months Ended March 31.
	2009	2008
Cost of Goods Sold	100.0%	100.0%
Primary Material Cost	81.6%	86.2%
Accessorial material cost	2.6%	1.5%
Labor	6.1%	4.7%
Manufacturing Overhead	9.7%	7.6%

Primary material costs as a percentage of Cost of Goods Sold decreased approximately 4.6% between the first three months ended March 31, 2008 and the three month period ended March 31, 2009, reflecting the decline in raw material costs.  Labor and manufacturing overhead increased on a percentage basis between the first three months ended March 31, 2008 and the three month period ended March 31, 2009; however, decreased 12.2% and 14.1% year-over-year on an absolute basis, respectively.

Suppliers

Our top five suppliers provided 83.5% of our raw materials for the three months ended March 31, 2009.  Four suppliers each provided more than 10.0% of our purchases.  During the first three months ended March 31, 2008, our top five suppliers provided 60.6% of raw materials and two suppliers provided 10.0% or more of our supplies.  We have numerous suppliers and continually review our purchase practices to assure that we are not relying on too few suppliers.  The same review also assures that we are purchasing our raw materials at the competitive market prices. At March 31, 2009, our advances to the major five suppliers were $13,797,147, all of which was current. At December 31, 2008, our advances to the major five suppliers were $20,111,644, all of which was current.

Taxation

Fushi Copperweld, Inc. (formerly Fushi International, Inc.) is incorporated in the State of Nevada, Fushi Holdings is incorporated in the State of Delaware, Copperweld Bimetallics, LLC is chartered in the State of Delaware and Copperweld Bimetallics UK, Ltd., is registered in the United Kingdom. We have a manufacturing facility and administrative offices located in Dalian, P.R.C., Fayetteville, Tennessee, USA, and Telford, UK. We are subject to taxation on our net taxable income in the PRC, the US and the UK.

U.S. income tax

The Company is subject to the United States federal income tax at a rate of 34%.  No provision for income taxes in the U.S. has been made for the first three months 2009 as the Company had no U.S. taxable income. In future periods, we believe no provision for US income tax will be accrued as we have sufficient tax loss carry forwards to offset any taxable income earned. No provision for US income tax was accrued on the earnings of our non-US operations because the earnings generated from our non-U.S. operating companies are generally subject to United States taxation only when such earnings are repatriated to the United States. Additionally, we believe that we will not generate any significant amount of US income tax liability under the income imputation rules applicable to a United States company that owns "controlled foreign corporations" for United States federal income tax purposes. Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

US entities of Fushi have incurred net operating losses for income tax purposes since inception. The net operating loss as of March 31, 2009 and December 31, 2008 amounted to $27,746,203 and $23,253,132. The loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2025 and 2029. Management believes that the realization of the benefits can be used by our US operating subsidiary in future periods because expectations are that Copperweld will have taxable income in future periods. As of March 31,2009, the deferred tax assets were 9.4 million and the deferred tax benefit realized in the three months ended March 31, 2009 was 1.6 million, based on its review, the Company believes that, as of March 31, 2009, it was not necessary to provide a valuation allowance for deferred tax assets.

For next quarters of the year, the company still expects losses from US entities and the deferred tax benefit will be accrued as 34% of the actual loss in next quarters. The company will review the valuation of deferred tax assets quarterly to determine any valuation allowance necessary according to FAS 109.

P.R.C. enterprise income tax

During the first quarter of 2009, our PRC chartered subsidiaries continue to produce taxable income for PRC tax purposes. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with “Income Tax Law of China for Enterprises with Foreign Investment and Foreign Enterprises,” or the Income Tax Law, “Foreign Invested Enterprises”, or FIEs, established in the PRC were generally subject to an “Enterprise Income Tax”, or EIT, rate of 33% prior to January 1, 2008. PRC domestic companies are governed by the Enterprise Income Tax Laws of the PRC and are also generally subject to an EIT.

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

The provision for China income tax for the three months ended March 31, 2009 and 2008 was $930,311 and $1,267,438, respectively.

U.K. income tax

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. The provision for income tax for the three months ended March 31, 2009 and 2008 was $0 for both periods.

Foreign Currency Translation Gains

The value of the USD versus the RMB appreciated slightly during the first three months of 2009 compared to a continuous decline over the same period 2008. As a result of the appreciation of the RMB, we recognized a foreign currency translation loss of $0.4 million for the first three months of 2009 compared to a gain of $7.9 million for the same quarter last year. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition.

A significant portion of our revenues and our expenses are derived from our Dalian, P.R.C. facility and thus are denominated in RMB Yuan. For our operations in the PRC, the income statement accounts were translated at 1 RMB Yuan to 0.14628 USD in the first three months of 2009 and balance sheet amounts with the exception of equity at March 31, 2009 were translated at 1 RMB Yuan to 0.14635 USD.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity offerings, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At March 31, 2009, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital or capital expenditure requirements for our locations outside the PRC. To mitigate the difficulties of moving funds, we plan to maintain and expand our working capital lines for Fayetteville and Telford as necessary as our sales increases and our working capital needs grow.

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

In summary, our cash flows were:

	Three Months Ended March 31,
(in millions)	2009	2008
Net cash used in operating activities	$(1.1)	$(16.7)
Net cash used in investing activities	$(5.5)	$(0.8)
Net cash (used in) provided by financing activities	$(16.2)	$11.0
Effect of exchange rate on cash	$(0.1)	$3.5
Cash and cash equivalents at beginning of period	$65.6	$79.9
Cash and cash equivalents at end of period	$42.7	$78.5

For the three months ended March 31, 2009, net cash used in operating activities was $1.1 million, which is an increase of $15.6 million from 16.7 million used for the same period in 2008, reflecting a significant improvement in operating cash flow year over year.  The favorable change is primarily attributable to decreases in accounts receivable and advances to suppliers consistent with decreased revenue, partially offset by a decrease in net income and a decrease in accounts payable.

For the three months ended March 31, 2009, net cash used in investing activities was $5.5 million, and was primarily attributable to $5.4 million in property and equipment purchases and advances.

For the three months ended March 31, 2009, net cash used in financing activities was a cash deficit of $16.2 million, which was primarily attributable to the repayments on $17.6 million in bank loans and a decrease in our revolving line of credit of $0.6 million partially offset by proceeds on a private placement of $1.9 million.

At March 31, 2009, our cash balance was $42.7 million compared to $78.6 million at March 31, 2008. As of March 31, 2009, we had RMB180 million, or USD 26.3 million, in available borrowing capacity under our credit facility with Guangdong Development Bank in Dalian.

Like all businesses, we are assessing the current financial environment on a daily basis from financial data published in the market place, discussions with our customers regarding their current and future purchasing plans and through discussions with our suppliers and others with some insight within the financial realm in order to develop a better perspective of the future opportunities for our company.  At this time, we believe that our sales will continue to grow because of the infrastructure development in the PRC and throughout Asia. In future periods, as a result of our acquisition of Copperweld, we believe we can realize significant savings on capital expenditures by moving underutilized equipment to locations with a need for that equipment. We anticipate that our working capital requirements may increase as a result of the continued expansion of our combined business, continued increases or recovery in sales, potential increases in the price of copper and our other raw materials over the longer term, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 to 18 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Considering the current global liquidity shortage, there can be no assurance that such finding will be available when needed, or, if available, that it will be available on terms acceptable to the Company.

On August 5, 2008, a judgment was entered in the Kuhn’s matter awarding the plaintiffs $7.2 million and our financial statements were adjusted in the prior period accordingly. We have appealed the decision, and will continue to vigorously defend against these claims which we believe to be without merit; however, we have no assurance that we will prevail in our appeal. Should we ultimately be required to pay the plaintiffs the amount of the judgment, the payment will have an impact upon our liquidity and working capital. We believe that the payment, should it be required, will not adversely affect our ability to fund our working capital needs or to fund our capital expenditure needs.

In connection with the judgment rendered against us in the action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. in the United States District Court, District of Connecticut we were required to post a bond equal to $6,105,695.97.  On January 12, 2009, our board of directors proposed and agreed, pending the appeal of the judgment, that we issue one million (1,000,000) shares of our common stock, into escrow, in lieu of posting cash. The Company entered into an escrow agreement to that effect with Kuhns and an escrow agent. However, such proposal was not accepted by the District Court and Kuhns and such shares were cancelled.  The Company is currently in the process of settling the case and the appeal.

Recent Developments

On February 11, 2009, Mr. J. Dwight Berry was appointed to serve as our Chief Operating Officer. Mr. Berry had served as our Vice President of Commercial Development with oversight of the Company’s sales and research and development since June 2008.  Also on February 11, 2009, James A. Todd’s resignation as Financial Controller was accepted and an agreement was reached.

On February 23, 2009, we sold in a private placement 400,000 shares of our common stock, par value $0.006 (the “Common Stock”) for an average price of $4.80 per share, and warrants to purchase 300,000 shares of Common Stock, for a total purchase price of $1,920,000. The warrants consisted of Series A Warrants (“Series A Warrants”) to purchase 100,000 shares of Common Stock at an exercise price of $5.25 per share, Series B Warrants (“Series B Warrants”) to purchase 100,000 shares of Common Stock at an exercise price of $5.50 per share, and Series C Warrants (“Series C Warrants”) to purchase 100,000 shares of Common Stock at an exercise price of $6.00 per share. The Series A and B Warrants are exercisable starting from the date of issuance through the later of (i) February 22, 2010 and (ii) the date which is six (6) months following the effective date of a registration statement filed by the Company under which the resale of all of the shares of Common Stock underlying the warrants have been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Series C Warrants are exercisable starting from the date of issuance through the later of (i) August 22, 2010 and (ii) the date which is twelve (12) months following the effective date of a registration statement filed by the Company under which the resale of all of the shares of Common Stock underlying the warrant have been registered under the Securities Act.

Copperweld maintains a revolving line of credit with Wells Fargo Bank. Availability of the credit line is the lower of $12.8 million or the collateral balances. The outstanding balance was $4,125,266 and $4,712,075 at March 31,2009 and December 31, 2008, respectively. Due to the net loss of Copperweld amounted to $1,170,468 incurred during the 12 months calculated EBITDA ended March 31, 2009; Copperweld reported a fixed-charge ratio of -2.97 to 1.0.  As a result Copperweld was in default under the credit line as of March 31, 2009.  On May 6, 2009, Wells Fargo exercised its right to implement the 2% additional default rate of interest effective April 1, 2009 and the additional default interest will be charged on May 7, 2009.

Critical Accounting Policies

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”, which is effective or financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF Issue 01-6.  Paragraph 11a of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

The conversion option embedded in the Company’s Convertible Notes previously met the criteria in EITF Issue 01-6, as well as the other criteria of FAS 133, paragraph 11(a) and, accordingly, it was not separately accounted for as a derivative instrument liability.  However, the conversion option does not meet the criteria of EITF 07-5 because it requires that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed’ criteria in that Issue.  As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to income.

In accordance with the transition provisions of EITF 07-5, the new guidance has been applied to the $5,000,000 of the Company’s Convertible Notes that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $1,357,150 has been recognized as a reduction of the opening balance of Retained Earnings as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s balance sheet as of December 31, 2008 and the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the outstanding Convertible Notes.

Effective January 1, 2009, the Company adopted SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities, and amendment of FASB No. 133", which amends and expands the disclosure requirements of SFAS 133. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of any gains and losses on derivative instruments.

Recent Account Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of FAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of this new FSP.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions since our inception.

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

We are primarily exposed to price risk related to our purchase of copper used in the manufacture of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2009 and did not employ any commodity price derivatives during the quarter ended March 31, 2009.

Foreign Exchange Risk

While our reporting currency is the US dollar, a substantial percentage of our revenues and costs are denominated in RMB and a significant portion of our assets and liabilities are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the US Dollar and RMB. If the RMB depreciates against the US Dollar, the value of our RMB revenues and assets as expressed in our US Dollar consolidated financial statements will decline.

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

We recognized a foreign currency translation adjustment of approximately $0.4 million for the quarter ended March 31, 2009.

Interest Rate Risk

We are primarily exposed to interest rate risk arising from the 6 month LIBOR rate on which the interest rate for our Guaranteed Senior Secured Floating Rate Notes due 2012 (HY Notes) totaling $40 million or 60% of our total liability, is based. If there was a hypothetical 1% change in 6-month LIBOR interest rate, the net impact to earnings would be approximately $0.4 million on an annualized basis.

In order to mitigate our exposure to volatility in interest rates and foreign currency exchange rates associated with the HY Notes, on April 10, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”). The Swap, with a notional principal value of $40 million, converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. The Company uses this derivative instrument only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

The fair value of the Swap is determined on an annual basis with the assistance of third party provided calculations which reflect the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. Since its effective date, the fair value of this Swap agreement changed to a payable of $7,139,205 and $4,377,076 as of March 31, 2009, and December 31, 2008, respectively. For the three months ended March 31, 2009, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $2,762,129, respectively; For the three months ended March 31, 2008, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $5,109,480, respectively, net of taxes. The Company had cross currency hedge payable amounting to $156,154 and $104,324 as of March 31, 2009 and December 31, 2008 respectively. The total loss from derivative transactions for the three months ended March 31, 2009 was $166,410 and the total gain from derivative transactions for the three months ended at March 31, 2008 was $189,954, respectively.  For the three months ended March 31, 2009, there were no amounts recorded in the consolidated statements of income in relation to this interest rate swap related to ineffectiveness of the swap transaction.

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

The Company also has outstanding senior convertible notes that may be converted into the Company’s common stock. On January 8, 2008, the convertible notes holder elected to convert $15.0 million of the $20 million convertible notes into common shares. If the $5 million Convertible Notes outstanding as of March 31, 2009 are not converted at maturity, January 24, 2012, the Company will have to repay the principal of $5 million and an additional redemption cost of $5,305,158.

Under SFAS 157, the Company used Level 3 inputs for its valuation methodology for the $40 million HY note and $5 million convertible notes payable outstanding, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close. The estimated fair value of the Company’s outstanding HY notes and convertible notes was $41.8 million at March 31, 2009.

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15e and 15d-15e) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

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

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In connection with the judgment rendered against us in the action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. in the United States District Court, District of Connecticut we were required to post a bond equal to $6,105,695.97.  On January 12, 2009, our board of directors proposed and agreed, pending the appeal of the judgment, that we issue one million (1,000,000) shares of our common stock, into escrow, in lieu of posting cash. The Company entered into an escrow agreement to that effect with Kuhns and an escrow agent. However, such proposal was not accepted by the District Court and Kuhns and such shares were cancelled.  The Company is currently in the process of settling the case and the appeal.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed as of March 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information.

On July 22, 2008 (the “Effective Date”), Mr. Wenbing Christopher Wang, the Company’s Chief Financial Officer, entered into an employment agreement with the Company (the “Wang Employment Agreement”).  The initial term of the Wang Employment Agreement is for two years commencing on the Effective Date provided that such term would automatically extend for an additional two-year period on the expiration date of the initial term unless written notice of non-renewal is provided by either party at least six months prior to the expiration date of the term.  Mr. Wang’s base salary is no less than $200,000 per year, which salary may be increased at the discretion of the Board of Directors but in no event shall be decreased.  The Board of Directors shall review Mr. Wang’s salary at least on an annual basis.  In addition to the base salary, Mr. Wang is entitled to participate in an annual cash bonus plan and any cash bonus is to be paid within two and one-half months following the end of the fiscal year.  If Mr. Wang is terminated without Cause (as defined in the Wang Employment Agreement) or Mr. Wang terminates the Wang Employment Agreement or for Good Reason (as defined in the Wang Employment Agreement) and Mr. Wang executes and delivers a valid and effective release of all claims against the Company in a form and format prepared by the Company, Mr. Wang shall be entitled to receive(1) a lump sum cash payment in the amount of any accrued but unpaid salary as of his date of termination, (2) a lump sum cash payment equal to any accrued and unpaid bonus for any prior fiscal year, (3) a lump sum cash payment equal to the pro rata amount of any bonus payable with respect to the fiscal year in which termination occurs and (4) an amount equal to the sum of (a) 50% of his then current annual base salary and (b) 50% of the average annual cash bonus payments paid by the Company to Mr. Wang during the preceding three fiscal years.  Mr. Wang is also entitled to continued medical and life insurance benefits for a period of six months following the date of termination.  The Wang Employment Agreement also contains non-competition and non-disclosure covenants following any termination of Mr. Wang’s employment.  A copy of the Wang Employment Agreement is filed herewith as Exhibit 10.1 and incorporated by reference herein.

Item 6. Exhibits

(a) Exhibits

10.1 – Executive Employment Agreement between the Company and Wenbing Christopher Wang, effective as of July 22, 2008

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

FUSHI COPPERWELD, INC.

Date: May 11, 2009	BY:	/s/ Wenbing Chris Wang
Wenbing Chris Wang

Chief Financial Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	10.1 – Executive Employment Agreement between the Company and Wenbing Christopher Wang, effective as of July 22, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.