Form 10-Q
period 2009-06-30
Fushi Copperweld, Inc.
filed 2009-08-10
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  0-19276

FUSHI COPPERWELD, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-3140715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Shuang Qiang Road, Jinzhou
Dalian, People’s Republic of China 116100

(Address of principal executive offices) (Zip Code)

(011)-86-411-8770-3333
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒  Non-accelerated filer (Do not check if a smaller reporting company) ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of August 1, 2009 the registrant had 27,902,485 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED  BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$49,933,562	$65,611,770
Restricted cash	-	1,000,000
Accounts receivable, trade, net of allowance of bad debt of $345,983 and $318,529 as of June 30, 2009 and December 31, 2008, respectively	59,630,681	49,782,548
Inventories	17,600,577	6,977,852
Notes receivables	147,599	171,300
Other receivables and prepaid expenses	844,158	869,973
Advances to suppliers	8,002,246	20,261,585
Deposit in derivative hedge	1,000,000	1,000,000
Prepaid taxes	-	670,805
Total current assets	137,158,823	146,345,833

PLANT AND EQUIPMENT, net	117,683,413	119,761,027

OTHER ASSETS:
Advances to suppliers, noncurrent	6,493,174	4,022,879
Notes receivables, noncurrent	759,106	799,106
Intangible assets, net of accumulated amortization	12,155,202	12,406,920
Deferred loan expense, net	2,772,825	3,317,725
Deferred tax assets	10,168,733	7,804,027
Total other assets	32,349,040	28,350,657

Total assets	$287,191,276	$294,457,517

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolver line of credit	$4,489,366	$4,712,075
Accounts payable, trade	5,126,855	7,204,156
Notes payable, current	10,000,000	5,000,000
Short-term bank loans	-	17,588,400
Other payables and accrued liabilities	9,004,077	4,751,460
Customer deposits	80,652	542,540
Taxes payable	1,390,026	-
Cross currency hedge payable	372,118	104,324
Total current liabilities	30,463,094	39,902,955

LONG-TERM LIABILITIES:
Derivative liability - conversion option	6,351,413	-
Notes payable, non-current	35,729,652	40,000,000
Fair value of derivative instrument	7,890,432	4,377,076
Total long-term liabilities	49,971,497	44,377,076

Total liabilities	80,434,591	84,280,031

COMMITMENTS AND CONTINGENCIES		7,197,794

SHAREHOLDERS' EQUITY:
Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of June 30, 2009 and December 31, 2008	-	-
Common stock,$0.006 par value, 100,000,000 shares authorized, June 30, 2009: 30,100,659 shares issued and 27,900,659 outstanding December 31, 2008: 27,499,034 shares issued and 27,399,034 outstanding	167,405	164,395
Restricted common stock in escrow	13,200	600
Additional paid in capital	101,020,802	91,172,890
Common stock subscription receivable	(5,919,597)	-
Statutory reserves	13,988,671	12,316,147
Retained earnings	80,247,101	78,613,158
Accumulated other comprehensive income	17,239,103	20,712,502
Total shareholders' equity	206,756,685	202,979,692

Total liabilities and shareholders' equity	$287,191,276	$294,457,517

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

REVENUES	$48,301,545	$62,536,129	$83,558,081	$116,545,156

COST OF GOODS SOLD	34,848,865	45,789,522	61,166,026	85,064,862

GROSS PROFIT	13,452,680	16,746,607	22,392,055	31,480,294

OPERATING EXPENSES
Selling expenses	1,086,414	1,258,050	2,288,561	2,050,961
General and administrative expenses	3,167,361	3,521,466	6,237,603	7,917,245
Total operating expenses	4,253,775	4,779,516	8,526,164	9,968,206

INCOME FROM OPERATIONS	9,198,905	11,967,091	13,865,891	21,512,088

OTHER INCOME (EXPENSE)

Interest income	83,004	192,458	166,621	352,821
Interest expense	(1,478,203)	(3,805,067)	(2,949,071)	(5,585,536)
(Loss) gain on derivative instrument	(215,964)	186,022	(382,374)	355,190
Change in fair value of derivative liability - warrants	(688,876)	-	(752,114)	-
Change in fair value of derivative liability - conversion option	(4,583,809)	-	(5,122,846)	-
Other expense	(140,133)	(52,875)	(246,482)	(108,002)
Total other expense, net	(7,023,981)	(3,479,462)	(9,286,266)	(4,985,527)

INCOME BEFORE INCOME TAXES	2,174,924	8,487,629	4,579,625	16,526,561

PROVISION (BENEFIT) FOR INCOME TAXES	612,224	1,206,783	(83,992)	1,675,218

NET INCOME	1,562,700	7,280,846	4,663,617	14,851,343

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	-	-	-	22,301
Foreign currency translation adjustment	433,866	4,308,352	39,957	12,163,352
Change in fair value of derivative instrument	(751,227)	4,377,975	(3,513,356)	(731,505)

COMPREHENSIVE INCOME	$1,245,339	$15,967,173	$1,190,218	$26,305,491

EARNINGS PER SHARE:
Basic	$0.06	$0.27	$0.17	$0.55
Diluted	$0.06	$0.25	$0.17	$0.51

WEIGHTED AVERAGE SHARES:
Basic	27,827,838	27,354,215	27,696,388	27,201,127
Diluted	28,323,611	28,732,109	28,054,226	28,690,851

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,663,617	$14,851,343
Adjustments to reconcile net income
provided by (used in) operating activities:
Bad debt expense	27,793	379,581
Inventories write-off	179,654	-
Reserve for inventories	23,272	185,749
Depreciation	4,612,405	3,026,421
Loss on sale of property and equipment	117,430	-
Deferred taxes	(2,364,707)	(1,188,895)
Amortization of intangible assets	238,283	158,651
Amortization of loan commission	544,900	2,253,306
Interest penalty	-	710,544
Amortization of stock compensation expense	928,727	914,083
Loss (gain) on derivative instrument	382,374	(355,189)
Change in fair value of derivative liability - conversion option	5,122,846	-
Change in fair value of derivative liability - warrants	752,114	-
Investment loss on marketable securities	-	16,158
Change in operating assets and liabilities:
Accounts receivable	(9,906,381)	(19,191,506)
Inventories	(10,699,400)	(13,000,865)
Other receivables and prepayments	102,867	549,790
Advances to suppliers - current	12,233,042	(2,697,002)
Notes receivables	63,638	320,603
Accounts payable	(2,091,085)	7,347,146
Other payables and accrued liabilities	(2,009,752)	(1,260,185)
Customer deposits	(467,587)	621,290
Taxes payable	2,062,180	1,779,587
Net cash provided by (used in) operating activities	4,516,230	(4,579,390)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	2,983,842
Payments on derivative instrument	(114,580)	-
Proceeds from derivative instrument	-	738,376
Purchase of land use right	-	(1,687,468)
Proceeds from sale of property and equipment	424,444	-
Purchases of property and equipment	(3,135,693)	(13,600,999)
Change in purchases on advances for purchase of equipment	(2,473,841)	(3,148,802)
Net cash used in investing activities	(5,299,670)	(14,715,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Release of restricted cash	1,000,000	-
Net (payments) borrowings on revolver line of credit	(222,709)	1,763,772
Proceeds from bank loans	-	16,908,000
Payments on bank loans	(17,553,600)	(17,268,032)
Proceeds on issuance of common stock and warrants	1,920,000	-
Net cash (used in) provided by financing activities	(14,856,309)	1,403,740

EFFECT OF EXCHANGE RATE ON CASH	(38,459)	4,837,022

DECREASE IN CASH	(15,678,208)	(13,053,679)

CASH, beginning of period	65,611,770	79,914,758

CASH, end of period	$49,933,562	$66,861,079

Supplemental cash flow disclosures:
Interest paid	$1,988,420	$3,438,440
Income tax paid	$1,933,546	$1,303,257

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock
	Shares outstanding		Shares In escrow		Additional	Common stock	Retained earnings		Accumulated
	Number	Par	Number	Par	paid in	subscription	Statutory	Unrestricted	comprehensive
	of shares	value	of shares	value	capital	receivable	reserves	earnings	income (loss)	Totals

BALANCE, December 31, 2007	25,211,304	$151,268	100,000	$600	$77,665,064	$	$8,321,726	$54,133,070	$4,015,930	$144,287,658
										-
CB transfer to common stock @$7.00	2,142,857	12,857			14,987,143					15,000,000
Adjustment to shares outstanding	4,851	29			(29)					-
Stock compensation expense					914,083					914,083
Net income								14,851,343		14,851,343
Allocation of APIC due to Kuhn's litigation					(3,487,250)					(3,487,250)
Adjustment to statutory reserve							2,142,419	(2,142,419)		-
Change in fair value of derivative instrument									(731,505)	(731,505)
Foreign currency translation gain									12,163,352	12,163,352
Reverse unrealized loss on marketable securities									22,301	22,301

BALANCE, June 30, 2008 (unaudited)	27,359,012	164,154	100,000	600	90,079,011	-	10,464,145	66,841,994	15,470,078	183,019,982

Exercise of warrants for cash @ $3.11	44,873	270			139,124					139,394
Adjustment to shares outstanding	(4,851)	(29)			29
Stock compensation expense					954,726					954,726
Net income								13,623,166		13,623,166
Adjustment to statutory reserve							1,852,002	(1,852,002)		-
Change in fair value of derivative instrument									4,869,825	4,869,825
Foreign currency translation gain									372,599	372,599

BALANCE, December 31, 2008, as previously reported	27,399,034	164,395	100,000	600	91,172,890	-	12,316,147	78,613,158	20,712,502	202,979,692

Cumulative effect of reclassification of conversion option								(1,357,150)		(1,357,150)
BALANCE, January 1, 2009, as adjusted (unaudited)	27,399,034	164,395	100,000	600	91,172,890	-	12,316,147	77,256,008	20,712,502	201,622,542

Shares issued for cash @ $4.80	400,000	2,400			1,706,157					1,708,557
Shares placed in escrow (subscription receivable)			2,200,000	13,200	6,249,481	(6,262,681)				-
Shares removed from escrow as payment	100,000	600	(100,000)	(600)		343,084				343,084
Reclassification of derivative liability-warrant to equity					963,557					963,557
Exercise of stock option	1,625	10			(10)					-
Stock compensation expense					928,727					928,727
Net income								4,663,617		4,663,617
Adjustment to statutory reserve							1,672,524	(1,672,524)		-
Change in fair value of derivative instrument									(3,513,356)	(3,513,356)
Foreign currency translation gain									39,957	39,957

BALANCE, June 30, 2009 (unaudited)	27,900,659	$167,405	2,200,000	$13,200	$101,020,802	$(5,919,597)	$13,988,671	$80,247,101	$17,239,103	$206,756,685

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Note 1 - Organization and Line of Business

Fushi Copperweld, Inc, a Nevada corporation (“Fushi”), is the holding company of Fushi Holdings, Inc., (“Fushi Holdings”) incorporated in the state of Delaware, which is a holding company for Dalian Fushi International Bimetallic Cable Co., Ltd (“Fushi International”) organized under the laws of the People's Republic of China (“PRC”).  Dalian Fushi Bimetallic Manufacturing Co., Ltd (“Dalian Fushi”) is a variable interest entity through a contractual relationship (Note 2). Dalian Fushi is a limited liability company organized under the laws of the PRC, which is engaged in the manufacturing and sale of bimetallic wire products.

Fushi acquired Copperweld Bimetallics Holdings, LLC, a North Carolina limited liability company and the holder of the partnership interest in Copperweld Bimetallics, LLC, (“Copperweld”) a limited liability company registered in the state of Delaware and the parent of Copperweld Bimetallics UK, Ltd. ("Copperweld UK"), a private company registered in the United Kingdom and Copperweld International Holdings, LLC a North Carolina limited liability company.  Copperweld is a bimetallic sales and manufacturing operation headquartered in Fayetteville, Tennessee. Copperweld UK is a manufacturing, distribution and customer service facility located in Telford, England. Copperweld International Holdings, LLC was a non-operating company that held partnership interests in a company located in Tongling, PRC at December 31, 2007.  Those interests were liquidated in an agreement entered into by Copperweld and its subsidiaries, affiliates and International Manufacturing Equipment Sales, Inc. on January 16, 2008. Additionally, Fushi acquired International Manufacturing Equipment Sales, LLC, a shell company that was, at the time of purchase, a non-affiliated but commonly owned limited liability company.

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
 JUNE 30, 2009
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
 JUNE 30, 2009
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

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling costs which totaled $985,222 and $1,054,515 for the six months ended June 30, 2009 and 2008, respectively, and $431,577 and $600,664 for the three months ended June 30, 2009 and 2008, respectively.

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

The balance sheet amounts with the exception of equity at June 30, 2009 were translated at 6.830 RMB and £0.608 to $1.00, respectively. The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.823 RMB and £0.684 to$1.00. The average translation rates applied to the income and cash flow statement amounts for six months ended June 30, 2009 were 6.833 RMB and £0.669 to $1.00, respectively. The average translation rates applied to income and cash flow statement amounts for the six months ended June 30, 2008 were 6.958 RMB and £0.507 to $1.00, respectively.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed deposit insurance limits for the banks located in the United States and UK. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2009, the Company had deposits in excess of federally insured limits totaling $49,457,235. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Restricted cash

Restricted cash consists of monies placed in escrow for Kuhns lawsuit settlement. On May 21, 2009, the company delivered $1,000,000 plus accrued interest (the “Escrow Payment”) as partial payment to reduce the settlement liability owed to Kuhns pursuant to the Settlement Agreement signed on May 19, 2009. See Note 18 for details.

Additional product sales information

The Company has expanded its geographic sales area from the Chinese domestic market to the international market. The following chart shows that the PRC market remains the largest single market for the Company while approximately 23% and 31% of sales were spread across international markets during the first two quarters of 2009 and 2008, respectively.

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
China	$64,210,887	$79,859,350
USA	14,933,674	25,944,828
Europe	1,943,156	5,871,508
Other countries	2,470,364	4,869,470
Total sales	$83,558,081	$116,545,156

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Major customers and suppliers

Ten major customers accounted for 27% and 21% of the sales for the six months ended June 30, 2009 and 2008, respectively. Total receivable balance due from the top ten customers at June 30, 2009 and December 31, 2008 amounted to $18,972,679 and $11,838,214, respectively.

Five major suppliers provided approximately 82% of the Company’s raw materials for the six months ended June 30, 2009 and five major suppliers provided 64% of the Company’s raw materials for the six months ended June 30, 2008. At June 30, 2009,  advances to the Company’s major five suppliers were $7,630,038, all of which was current. At December 31, 2008, advances to the Company’s major five suppliers were $20,111,644, all of which was current.

Accounts receivables

During the normal course of business, the Company extends unsecured credit to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2009 and December 31, 2008, management concluded its allowance for bad debts was sufficient.

Inventories

Inventories are stated at the lower of cost or market using a weighted average method. Inventories consist of raw materials, work in process, finished goods and packing materials. Raw materials consist of copper, aluminum and steel used in production. The cost of finished goods included direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling for raw material costs are also included in the cost of inventories.

The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

Derivative instrument

Effective January 1, 2009, the Company adopted FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133, which amends and expands the disclosure requirements of FAS 133.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments. The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on its variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap in accordance with FAS 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires the derivative to be carried on the consolidated balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value effective portion is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction affects earnings.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
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

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under FAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” FAS 133 and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Before the adoption of EITF 07-5 "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock,” the convertible note issued in 2007 did not require bifurcation or result in liability accounting. However, with the recent adoption of EITF 07-5, the embedded conversion feature must be bifurcated from its host instrument and accounted for separately as a derivative liability. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued under FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.”

FAS 107, “Disclosures About the Fair Value of Financial Instruments” defines financial instruments and requires fair value disclosure about those instruments. FAS 157, “Fair Value Measurements,” was adopted by the Company on January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Receivables, payables, notes, loans, and derivatives all meet the definition of financial instruments. The carrying amounts reported in the balance sheets for accounts receivable, notes receivable, accounts payable, other payables, and short term bank loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination and their expected realization and, if applicable, the stated interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

Other than as listed below, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with FAS 157.

During 2007, the Company issued 3% secured convertible debentures in a face amount of $20,000,000 which are due in 2012.  The conversion option embedded in the convertible notes requires liability accounting at fair value and periodically marked-to-market.  The Company used level 3 inputs for its valuation methodology for the embedded feature as the fair value was determined by using Cox-Ross-Rubinstein binomial pricing model based on various assumptions as follows: volatility of 60%, risk free interest rate of 1.42%, and a conversion price of $3.97.

Also during 2007, the Company borrowed $40,000,000 in the form of a high yield debenture note with a floating rate. As of June 30, 2009, the outstanding principal of high yield debenture note amounted to $40,000,000 and the outstanding principal of convertible debenture note amounted to $5,000,000.  The Company used Level 3 inputs for its valuation methodology for the notes payable, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

The Company’s warrant liability is carried at fair value.  The Company used Level 3 inputs for its valuation methodology for the warrant liability as their fair values were determined by using the Cox-Ross-Rubinstein binomial pricing model based on various assumptions as follows: volatility of 60%, risk free interest rate ranging from 0.42% to 0.83%, and exercise prices ranging from $5.25 to $6.00.  As of June 30, 2009, the Company has re-classified its warrant liability to equity as explained in further detail at Note 13.

As of June 30, 2009, the Company had a derivative instrument with a carrying value of $7.9 million. The Management calculated the fair value of the derivative instrument using Level 3 inputs since there is no observable market price.

	Carrying Value June 30, 2009 (Unaudited)	Fair Value Measurements June 30, 2009 Using Fair Value Hierarchy (Unaudited)
		Level 1	Level 2	Level 3
Derivative liability – conversion option	$6,351,413			$6,351,413
Convertible note	$5,729,652			$5,729,652
Derivative instrument	$7,890,432			$7,890,432

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

For the six months ended June 30, 2009 and 2008 the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $5,122,846 and $0, respectively. For the three months ended June 30, 2009 and 2008 the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $4,583,809 and $0, respectively.

For the six months ended June 30, 2009 and 2008 the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $752,114 and $0, respectively. For the three months ended June 30, 2009 and 2008 the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $688,876 and $0, respectively.

Derivative liability

Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock”, provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative liability – warrants or conversion option and change in fair value of derivative instrument.”

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
 JUNE 30, 2009
(Unaudited)

Estimated Useful Life
Buildings	20-39.5 years
Machinery and equipment	7-15 years
Other equipment	3-5 years
Transportation equipment	3-5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all cost of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.  Total interest capitalized for the six months ended June 30, 2009 and 2008 amounted to $1,350 and $62,812, respectively. Total interest capitalized for the three months ended June 30, 2009 and 2008 was $0 and $17,364, respectively.

If a cost does not extend an assets useful life, increase its productivity, improve its operating efficiency or add additional production capacity, the cost is regarded as repairs and maintenance and recognized as an expense as incurred; if it does, the cost is regarded as major renewals and betterments and capitalized.  For the three and six months ended June 30, 2009 and 2008, there were no amounts expended for major renewals and betterments that were capitalized.

The repairs and maintenance expense for the six months ended June 30, 2009 and 2008 amounted to $324,416 and $514,772, respectively, and the three months ended June 30, 2009 and 2008 amounted to $193,998 and $223,709, respectively.

Long-lived assets

The Company evaluates the carrying value of long-lived assets each reporting period in accordance with FAS 144 "Accounting for the Impairment of Disposal of Long-Lived Assets.” When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2009, there were no impairments of its long-lived assets.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

The Company evaluates intangible assets for impairment, at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of June 30, 2009, there was no impairment of intangible assets.

Research and development

Research and development expenses include salaries, consultant fees, supplies and materials, as well as costs related to other overhead such as facilities, utilities and other departmental expenses. The costs the Company incurs with respect to internally developed technology and engineering services are included in research and development expenses as incurred as they do not directly relate to any particular licensee, license agreement or license fees.

Research and development costs are recorded in general and administrative expenses. Research and development costs were $107,701 and $155,040 for the six months ended June 30, 2009 and June 30, 2008, respectively and $31,149 and $73,707 for the three months ended June 30, 2009 and 2008, respectively.

Earnings per share

The Company reports earnings per share in accordance with the provisions of FAS 128, "Earnings Per Share.” FAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. For the six and three months ended June 30, 2009 and 2008, the Company properly excluded options, warrants and convertible notes with anti-dilutive effects from the diluted earnings per share calculation.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Income taxes

The Company records and reports income taxes pursuant to FAS 109, “Accounting for Income Taxes," and FIN 48, “Accounting for Uncertainty in Income Taxes.” The provision for income taxes consists of taxes currently due plus deferred taxes. FAS 109 requires the recognition of deferred income tax liabilities and assets for the estimated future tax effects attributable to temporary differences and operating loss and tax credit carryforwards. Deferred tax liability or asset attributable to temporary differences is accounted for using the balance sheet liability method in respect of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Deferred tax expense or benefit is the change during the year in deferred tax liabilities and assets.  Deferred taxes are determined separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. Deferred tax liability or asset is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.

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

Value-added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are produced and sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price. All of the Company’s products that are manufactured and sold in the UK are subject to a UK VAT at a rate of 15% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the consolidated financial statements. The VAT tax return is filed offsetting the payables against the receivables.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Adoption of EITF 07-5

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which is effective with respect to financial statements for fiscal years beginning after December 15, 2008 and replaced the previous guidance on this topic in EITF 01-6.  Paragraph 11a of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

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

In accordance with the transition provisions of EITF 07-5, the new guidance has been applied to the $5,000,000 of the Company’s convertible notes that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $1,357,150 has been recognized as a reduction of the opening balance of Retained Earnings as January 1, 2009.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s consolidated balance sheet as of December 31, 2008 and the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the outstanding Convertible Notes.

Segment Reporting

SFAS No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has two reportable segments, China and U.S. (See Note 17).

Recently issued accounting pronouncements

In December 2007, FAS 141(R), “Business Combinations," was issued. FAS 141R replaces FAS 141. FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting, which FAS 141 called the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. FAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces FAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS 141R also requires the acquirer in a business combination achieved in stages, sometimes referred to as a step acquisition, to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values, or other amounts determined in accordance with FAS 141R. FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company has adopted FAS 141R and believes that if the Company consummated a business combination transaction, the Company’s adoption of FAS 141R would have a material impact on the consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results for the year ended December 31, 2008.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.” FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of FAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements because all of the Company’s investments in debt securities are classified as trading securities.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends FAS 157 and provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP became effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends FAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of FAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

In May 2009, the FASB issued FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 166 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Note 3 - Accounts receivable

Accounts receivable consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Trade accounts receivable	$59,976,664	$50,101,077
Allowance for bad debts	(345,983)	(318,529)
Trade accounts receivable, net	$59,630,681	$49,782,548

The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts at December 31, 2007	$135,418
Reserve adjustment	379,581
Accounts receivable write off	(9,426)
Effect of foreign currency translation	11,880
Allowance for doubtful accounts at June 30, 2008 (Unaudited)	517,453
Reserve adjustment	(201,115)
Accounts receivable write off	-
Effect of foreign currency translation	2,191
Allowance for doubtful accounts at December 31, 2008	318,529
Reserve adjustment	27,793
Accounts receivable write off	-
Effect of foreign currency translation	(339)
Allowance for doubtful accounts at June 30, 2009 (Unaudited)	$345,983

Note 4 - Inventories

Inventories consisted of the following:

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

	June 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$14,328,523	$3,929,585
Work in process	1,547,648	1,337,703
Finished goods	1,908,165	1,832,511
Scrap	-	38,540
Totals	17,784,336	7,138,339
Less allowance for obsolete inventory	(183,759)	(160,487)
Totals	$17,600,577	$6,977,852

The Company’s principal raw materials consist of aluminum and steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affect the prices of the Company’s products and influence the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

The following table consists of allowance for obsolete inventory:

Allowance for obsolete inventory at December 31, 2007	$63,594
Reserve adjustment	185,749
Allowance for obsolete inventory at June 30, 2008 (Unaudited)	249,343
Reserve adjustment	(88,856)
Allowance for obsolete inventory at December 31, 2008	160,487
Reserve adjustment	23,272
Allowance for obsolete inventory at June 30, 2009 (Unaudited)	$183,759

Note 5 - Plant and equipment

Plant and equipment consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	43,373,862	43,418,544
Transportation equipment	4,134,392	4,138,892
Machinery and equipment	73,095,975	55,147,707
Office furniture	1,169,354	1,166,477
Construction in progress	16,752,253	33,163,330
Totals	138,626,562	137,135,676
Less accumulated depreciation	(20,943,149)	(17,374,649)
Totals	$117,683,413	$119,761,027

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Construction in progress at June 30, 2009 consisted of the following:

		June 30,		Expected
No.	Project Description	2009 (Unaudited)	Commencement Date	completion date
1	Manufacturing machinery and equipment for CCA/CCS	$3,033,509	Dec-07	Dec-09
2	Corporation administration office building	13,052,689	May-03	Dec-10
3	Manufacture building (Dalian)	630,001	Jan-08	Dec-09
4	Manufacturing machinery and equipment for CCA (Multiple)	29,972	Oct-07 thru July-09	Sep-09
5	Building attachment (Fayetteville)	6,082	Apr-09	Sep-09
	Total	$16,752,253

Construction in progress as of December 31, 2008 consisted of the following:

				Expected
No.	Project description	December 31, 2008	Commencement date	completion date
1	Manufacturing machinery and equipment for CCA/CCS	$14,507,534	Dec-07	Dec-09
2	Corporation administration office building	12,964,718	May-03	Dec-10
3	Manufacturing machinery and equipment for CCA (Multiple)	3,298,681	Oct-07 thru Jan-08	Mar-09 thru Dec-09
4	Manufacturing machinery and equipment for CCS (Multiple)	1,775,300	Mar-07 thru Sep-08	Mar-09 thru Dec-09
5	Manufacture building	617,097	Jan-08	Dec-09
	Total	$33,163,330

The decrease in the construction in progress balance for the six months period ended June 30, 2009 is primarily related to $12.5 million of machinery and equipment (Project No. 1) that was deemed completed through its installation and testing process during the first quarter.  As a result, the machinery and equipment was then transferred from construction in progress to depreciable fixed assets. The estimated costs to complete Project No. 1 (Manufacturing Machinery and Equipment) as of June 30, 2009, and December 31, 2008 was $1.98 million and $2.34 million, respectively.  The estimated costs to complete Project No. 2 (Tower B) as of June 30, 2009, and December 31, 2008 was $2.99 million and $3.09 million, respectively.

The change in plant and equipment is as follows:

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Plant and equipment
Balance as of December 31, 2008	$137,135,676
Acquired through cash payment	373,333
Acquired from advanced payments	2,762,360
Fixed assets transferred from CIP	19,316,033
CIP transferred to fixed assets	(19,316,033)
Disposal	(1,697,776)
FX rate effect	52,969
Balance as of June 30, 2009 (Unaudited)	$138,626,562

Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $4,612,405 and $3,026,421, respectively, and the three months ended June 30, 2009 and 2008 amounted to $2,515,197 and $1,622,379, respectively.

Note 6 – Advances to suppliers

Advances on purchases are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Advances for inventories – current	$8,002,246	$20,261,585
Advances for equipment – non current	6,493,174	4,022,879
Total advances to suppliers	$14,495,420	$24,284,464

Due to globally depressed commodity prices, the Company believed there was an opportunity to secure lower purchase prices through increased investments in deposit (advance) to suppliers which in turn lowered the average purchase price of raw materials and minimized the loss resulting from the significant decline in spot prices in the fourth quarter of 2008.

Note 7 – Intangible assets

Intangible assets consist of land use rights and patents. Intangible assets consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Patents	$1,753,300	$1,755,025
Land use rights	12,464,469	12,478,090
Total:	14,217,769	14,233,115
Less: accumulated amortization	(2,062,567)	(1,826,195)
Intangible assets, net	$12,155,202	$12,406,920

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Amortization expense for the six months ended June 30, 2009 and 2008 amounted to $238,283 and $158,651, and for the three months ended June 30, 2009 and 2008 amounted to $119,207 and $96,374, respectively.

Estimated amortization expense for each of the years ended is as follows:

June 30,	Amount
2010	$476,566
2011	476,566
2012	476,566
2013	391,294
2014	332,972

Note 8 - Prepaid taxes, taxes payable and deferred tax asset

Prepaid taxes and taxes payable consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Income tax	$1,342,946	$997,581
VAT benefit	(59,634)	(1,779,973)
Others	106,714	111,587
Total taxes payable (prepayment)	$1,390,026	$(670,805)

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

Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the former income tax laws for Domestic Enterprises (“DEs”) and FIEs. The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DEs and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs, was eliminated. However, the new EIT Law permits companies to continue to enjoy their former preferential tax treatments until such treatments expire in accordance with their current terms.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

The Company’s wholly owned subsidiary, Fushi International, is a foreign limited liability company and is located in the old town of an inshore open city. Under the former Income Tax Laws of PRC, the Company qualified to use 24% income tax rate and has a full income tax exemption for the years ended December 31, 2006 and 2007 and a 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. Under the new EIT law effected in 2008, the company continues to enjoy the former preferential tax rate until it expires in December 2010. So, the applicable corporate income tax rate in 2009 is 12%. The provision for income tax for the six months ended June 30, 2009 and 2008 was $2,280,715 and $2,844,180, respectively.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a "new or high-technology enterprise" that is allowed a two year income tax exemption beginning in 2002, the first year after it became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. Dalian Fushi had a loss from operations in the first six months of 2009, so no provision for income taxes was made during this period.

The Company is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income for the six months ended June 30, 2009 and 2008, respectively.

Fushi, Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld Bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes since inception. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, through 2025 and 2029.

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. Copperweld UK had a loss from operations in the first six months in year 2009, so no provision for income taxes was made during this period.

The (Benefit) Provision for income taxes consisted of the following for the six months ended June 30:

	2009	2008
	(Unaudited)	(Unaudited)
Provision for China income taxes	$2,280,715	$2,844,180
Deferred income taxes	(2,364,707)	(1,168,962)
(Benefit) Provision for income taxes	$(83,992)	$1,675,218

The (Benefit) Provision for income taxes consisted of the following for the three months ended June 30:

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

	2009	2008
	(Unaudited)	(Unaudited)
Provision for China income taxes	$1,350,404	$1,576,742
Deferred income taxes	(738,180)	(369,959)
(Benefit) Provision for income taxes	$612,224	$1,206,783

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)
U.S. Statutory rates on foreign income	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(13.0)	(13.0)
Deferred tax recognized from NOL	(34.0)	(34.0)
Other item (a)	20.2	32.1
Effective income tax rate	(1.8)%	10.1%

a)	The 20.2% and 32.1% represents the $5,874,960 and $914,083 of expenses incurred by the Company that are not subject to income tax for the six months ended June 30, 2009 and 2008, respectively.

The estimated tax savings from the tax exemptions for the six months ended June 30, 2009, amounted to $2,470,774. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.17 to $0.08 and diluted earnings per share from $0.17 to $0.08.

The estimated tax savings from the tax exemptions for the three months ended June 30, 2009, amounted to $1,462,937. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.06 to $0.004 and diluted earnings per share from $0.06 to $0.004.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

The Company has cumulative undistributed earnings from foreign subsidiaries of approximately $115 million as of June 30, 2009, included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Deferred tax asset

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). FAS 109 requires the recognition of deferred income tax liabilities and assets for the estimated future tax effects attributable to temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax liability or asset attributable to temporary differences is accounted for using the balance sheet liability method in respect of temporary differences between income tax basis and financial reporting basis of assets and liabilities.

Fushi was incorporated in the United States and has incurred net operating losses for income tax purposes since inception. The pre-tax operating loss including time differences as of June 30, 2009 and December 31, 2008 amounted to $29,908,038 and $23,266,152, respectively. The estimated loss carryforwards for United States income taxes as of June 30, 2009 and December 31, 2008 may be available to reduce future years’ taxable income. These carry forwards will expire in varying amounts in the years 2025 to 2029 if not utilized.

The deferred tax asset consisted of the following:

	June 30, 2009	December 31,
	(Unaudited)	2008
Accruals not yet deductible	$743,336	$696,120
Stock based compensation	1,610,107	1,294,340
Bad debt allowance	(69,951)	(70,822)
Loss carryforward	7,885,241	5,884,389
Total deferred tax assets	$10,168,733	$7,804,027

The deferred tax activity consisted of the following:

Deferred tax asset at December 31, 2008	$7,804,027
Additions to deferred tax asset	2,364,706
Deferred tax asset at June 30, 2009 (Unaudited)	$10,168,733

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld U.S. will have taxable income in future periods. US companies must generate a total of $29,908,038 of taxable net income (including the recovery of time difference) by years 2025 to 2029 (the recovery of time difference is not subject to those years) in order to recover the deferred tax asset balance. Profits of Fayetteville in each of the first three quarters of 2008 were $1,036,996, $244,546 and $102,198 respectively. Through cost savings initiatives implemented beginning in the fourth quarter of 2008; the Company has lowered total labor overhead by approximately $100,000 per month. The Company is also in the process of refining and improving their manufacturing processes that may further realize cost savings of approximately $300,000 per month. With these cost saving measures in place, the Company believes that it is possible to realize profit at current sales levels at the Fayetteville facility and that Fayetteville will be well positioned to experience increased profitability when the global economic crisis subsides and sales begin to rebound to historical levels. The Company projects the Fayetteville facility to start generating positive annual pre-tax income in fiscal year 2010. Based on its review, the Company believes that, as of June 30, 2009, it was not necessary to provide a valuation allowance for deferred tax assets.

Value added tax

VAT on sales and VAT on purchases in Dalian China amounted to $11,187,919 and $9,072,688 for the six months ended June 30, 2009, and $14,005,473 and $10,434,463 for the six months ended June 30, 2008, respectively.

VAT on sales and VAT on purchases in Copperweld UK amounted to $50,567 and $111,827 for the six months ended June 30, 2009 and $133,722 and $225,936 for the six months ended June 30, 2008, respectively.

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

Note 9 - Short term bank loans and revolving credit lines

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:

Name of lender	June 30, 2009	December 31, 2008
	(Unaudited)
Guangdong Development bank, Dalian Stadium branch, due February 25, 2009, annual interest at 8.96%,secured by the Company’s land use right and building.	$-	$8,794,200

Guangdong Development bank, Dalian Stadium branch, due March 9, 2009, annual interest at 8.96%, secured by the Company’s land use right and building	-	2,931,400

Guangdong Development bank, Dalian Stadium branch, due March 19, 2009, annual interest at 8.96%, secured by the Company’s land use right and building	-	1,465,700

Guangdong Development bank, Dalian Stadium branch, due March 26, 2009, annual interest at 8.96%, secured by the Company’s land use right and building	-	4,397,100

Total Short-Term Bank Loans	-	17,588,400

Wells Fargo Bank revolving credit line, annual interest rate at 0.25% plus Chase Bank rate, the line of credit has three years life from closing date and shall automatically continue every year thereafter, secured by all present and future account receivables, equipment, inventory and other goods, documents of title, general intangibles, investment property, real estate and other collateral of Copperweld defined in the financing agreement.	4,489,366	4,712,075
Total	$4,489,366	$22,300,475

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

The Company paid off its four short-term loans with total balances of $17,588,400 on January 5, 2009.

Revolving line of credit – Copperweld U.S.

Copperweld maintains a revolving line of credit with Wells Fargo Bank. Availability of the credit line is the lower of $12.8 million or the borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible other collateral less availability reserve. The borrowing base will be calculated and reported to Wells Fargo Bank each week. For the week ended on June 27, 2009, the availability under the Revolving Credit Facility was $4,772,966. The outstanding balance was $4,489,366 and $4,712,075 as of June 30, 2009 and December 31, 2008, respectively. The Company deposits the cash collections from its customers against the outstanding account balance of the line of credit on a daily basis. The line of credit has three years life from closing date and shall automatically continue every year thereafter.

The annual interest rate is equal to the applicable margin of 0.25% plus the Chase Bank reference rate. Copperweld also has to pay a monthly administration management fee and a monthly unused line fee of 0.2% (annual rate) on the unused balance of its revolving credit line.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

The asset-based revolving line of credit with Wells Fargo contains various covenants that may limit Copperweld’s discretion in operating its business. These covenants include limitations on Coppwerweld’s ability to declare or pay dividends or distribute equity interest, make acquisitions, dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, pledge or encumbrances, make investments, engage in mergers, change the nature of its business or engage in certain transactions with a related party, enter into operating leases or incur obligations on capital expenditures. In addition, Copperweld is required to comply with certain financial covenants that are reported on a quarterly basis, including maintenance of a fixed charge coverage ratio of at least 1.0 to 1.0 and maintenance of a tangible net worth of 4.4 million starting from January 31, 2009.

For both quarters ended on June 30, 2009 and March 31, 2009, Copperweld reported a negative fixed charge ratio due to the loss incurred on a rolling 12 months basis, thus Copperweld was in violation of maintaining a fixed charge ratio of at least 1.0 to 1.0. This was the sole violation of the covenant under the terms of the revolving line of credit agreement with Wells Fargo.  On May 6, 2009, Wells Fargo exercised its right to implement the 2% additional default rate of interest effective April 1, 2009 for the covenant violation as of March 31, 2009.

Copperweld is currently in discussions with Wells Fargo Bank regarding the existing defaults, and a possible modification of certain of the borrowing terms and existing covenants under the line of credit.

Revolving line of credit – Copperweld UK

Copperweld UK maintains an invoice discounting credit facility with a limit of approximately $1,073,000 (or ₤750,000). The facility provides cash advances of 85% of approved sales ledger and is secured by trade accounts receivable of Copperweld UK. The facility has a life minimum of 36 month periods and shall be automatically renewed every year thereafter based on an annual review conducted by the financing institute. Copperweld UK is required to maintain a projected turnover each 12 month period and a minimum net worth of ₤750,000 at all times if the credit facility has an outstanding balance. The facility had no balance outstanding as of June 30, 2009 and December 31, 2008.

Total interest expense on the revolving credit line and short term loans for the six months ended June 30, 2009 and 2008 amounted to $136,938 and $1,059,628, respectively. Interest for the three months ended June 30, 2009 and 2008 was $46,163 and $565,295, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Note 10 – Notes payable

Notes payable consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Senior secured convertible notes (“Convertible Notes”), bearing interest at 3% per annum, maturing on January 24, 2012, convertible to common stock at an initial conversion price of $7.00 per share (ii)	$5,729,652	$5,000,000
Guaranteed senior secured floating rate notes (“HY Notes”) maturing between July 24, 2010 to January 24, 2012 (i)	40,000,000	40,000,000

Subtotal	45,729,652	45,000,000

Less current portion	10,000,000	5,000,000

Total notes payable, noncurrent	$35,729,652	$40,000,000

On January 24, 2007, the Company and Citadel Equity Fund Ltd. ("Citadel") entered a Notes Purchase Agreement.  In this transaction, Citadel purchased:

(i)           $40 million principal amount (less 3% Notes discount and 4% commission for proceeds of $37,200,000) of guaranteed senior secured floating rate notes (“HY Notes”) due between July 2009 to January 2012; and

(ii)           $20 million principal amount (less 4% commission for proceeds of $19,200,000) of the Company’s 3% senior secured convertible notes (“Convertible Notes”) due January 2012, which are convertible into shares of the Company's common stock at an initial conversion price of $7.00 per share. $15 million of the convertible notes was converted in 2008.

The HY notes bear interest at LIBOR (approximately 1.60% at June 30, 2009) + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007.  See below for discussion of swap agreement changing variable interest to 8.3% fixed. The Convertible Notes bear interest at a fixed rate of 3.00%, payable semi-annually in arrears, and mature in 2012.  The HY Notes and the Convertible Notes are guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s wholly-owned existing and future domestic subsidiaries.   Subsequently on November 15, 2007, the Company filed Form S-3 with the Securities and Exchange Commission (SEC) with a proposed prospectus to register up to 5,743,143 shares including 2,857,143 shares underlying the 3% Senior Convertible Notes. On November 21, 2007, the registration statement was declared effective by the SEC. Upon the S-3 registration statement being declared effective, management concluded that the Company had met all the requirements for a Qualifying IPO and therefore notified the HY Notes holders of the 140 basis points step-down and subsequently paid interest per the stepped down rate in January 2008.

Management determined that the conversion option in Convertible Notes qualified as an embedded derivative under FAS 133 through the adoption of EITF 07-5, as discussed in Note 2.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

In connection with the transaction, Citadel was also granted certain rights over the Company and its subsidiaries. On January 25, 2007, Fushi, Fushi Holdings, Fushi International, Dalian Fushi, (the “Group Companies”), Li Fu, Chairman and Chief Executive Officer, Mathus Yue Yang, the Company’s then President, Chris Wenbing Wang, President and Chief Financial Officer and Citadel entered into an Investor Rights Agreement. Subsequently on June 4, 2008, the Group Companies, Li Fu, Chris Wenbing Wang and Citadel entered in an Amended and Restated Investor Rights Agreement.  Pursuant to the Investor Rights Agreement and the Amended and Restated Investor Rights Agreement, Citadel was granted, among other things and subject to certain conditions, a right of first refusal with respect to any debt or equity financing sought by the Company. In addition, Messrs. Fu, Yang and Wang agreed to a non-competition covenant relating to their employment and ability to engage in a business that is competitive with the Company's business for five years.

The HY Notes and the Convertible Notes were issued pursuant to indentures, each dated January 25, 2007 (the “HY Indenture” and “CB Indenture”, respectively, and together, the "Indentures") among the Company, Fushi Holdings, as guarantor, and the Bank of New York, as trustee for the Notes.  The indenture, notes purchase agreement and investor rights agreement related to the HY Notes and Convertible Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of its subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, the Company is required to comply with certain financial covenants, including maintenance of a fixed charge coverage ratio of at least 2.0 and maintenance of a leverage ratio not exceeding 5.5. In addition, upon occurrence of events defined as “Asset Sale,” “Change of Control” or “Designated Event (means any Fundamental Change or Termination of Trading)” under the Indentures, holders of the HY Notes and Convertible Notes may require the Company to make an offer to repurchase the principal amounts.

The Company also agrees that on the dates indicated in the following table, the Company will prepay the corresponding principal amount (or such lesser principal amount as shall then be outstanding) in respect of the aggregate principal amounts.

Date	Principal Amount

July 24, 2009	$5,000,000
January 24, 2010	$5,000,000
July 24, 2010	$5,000,000
January 24, 2011	$5,000,000
July 24, 2011	$10,000,000
January 24, 2012	$10,000,000

The entire remaining principal amount of the Notes shall become due and payable on January 24, 2012.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Unless previously redeemed, converted, purchased or cancelled, the Company must repay the Convertible Notes on January 24, 2012. The Convertible Notes may not be prepaid at any time prior to maturity. At maturity, the Company must repay all of the outstanding Convertible Notes plus a premium of 15.00% per annum on the principal amount calculated on a semi-annual basis, plus accrued and unpaid interest on the late payment, if any, to reflect an additional 5% per annum interest in excess of the rate of interest then in effect. It’s estimated that the Company will have to repay the principal of $5 million and an additional redemption cost of $5,305,158.

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

In addition, adjustment of the Conversion Rate will be made if and at each time, upon completion of the quarter reviews (for each Fiscal Quarter ended March 31, June 30 and September 30) or annual audit (for each Fiscal Quarter ended December 31) of the Company’s consolidated financial statements an event defined as Financial and Operational Trigger under the CB indenture shall have occurred in the immediately preceding Fiscal Quarter, then within five (5) Business Days following issuance of the review or audit report, as the case may be, for such Fiscal Quarter, the Conversion Rate shall be adjusted pursuant to a formula provided in the CB Indenture and not subjective to the floor of $4.50.  The Financial and Operational Trigger means, for the Company and its subsidiaries on a consolidated basis, that net income for a Fiscal Quarter shall be less than the US dollar amount indicated in the table below opposite such Fiscal Quarter:

Fiscal Quarter Ending	Net Income

June 30, 2007	$5.0 million
September 30, 2007	$5.0 million
December 31, 2007	$5.0 million
March 31, 2008	$6.0 million
June 30, 2008	$6.0 million
September 30, 2008	$6.0 million
December 31, 2008	$6.0 million
March 31, 2009	$7.2 million
June 30, 2009	$7.2 million
September 30, 2009	$7.2 million
December 31, 2009	$7.2 million

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Upon review of the consolidated financial statements, the Company determined that a Financial and Operational Trigger as defined under the CB indenture occurred during the quarters ended June 30, 2009, March 31, 2009 and December 31, 2008. To the extent a conversion occurs, the Company shall be required to deliver approximately 421,000 additional shares of the Company’s common stock to the holder of the Convertible Notes by decreasing the Conversion Rate with respect to such notes.  Further, the Company cannot provide assurance that the Financial and Operational Trigger may not occur again in future fiscal quarters especially under challenging macro-economic conditions and difficult operating environments like the current one.  As of June 30, 2009, the Conversion Rate was adjusted to $3.97.  As a result of the adjusted conversion price used by the Company to fair value the embedded conversion option feature of the convertible notes, as of June 30, 2009, the Company recognized an increase to derivative liability – conversion option and an increase to change in fair value derivative liability – conversion option in the amount of $2,023,663.

On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights under the CB indenture and received 2,142,857 shares in exchange for $15.0 million in debt with an exchange factor of $7.00 in debt for each share of stock.

As of June 30, 2009, the Company had a carrying value of $5,729,652 of Convertible Notes, of which, $5 million is principal and $729,652 is accrued interest and redemption accretion.

As mentioned in Note 2, due to the recent adoption of EITF 07-5, the Company has re-evaluated the Convertible Notes’ conversion option and has since then determined that it would require liability accounting.  The Company has since then recorded the fair value of the conversion option as “derivative liability – conversion option” in the accompanying consolidated financial statements. The change in the values of the conversion option is shown in the accompanying consolidated statements of income and other comprehensive income.

Deferred commissions on long term notes amounted to $2,663,349 (of which $1,125,000 was due to Kuhns’ verdict as explained in Note 18) as of June 30, 2009 and $3,188,344 as of December 31, 2008.  Amortized commission for the six months ended June 30, 2009 and 2008 amounted to $524,995 (of which $225,000 was due to Kuhns’ verdict as explained in Note 18) and $ 2,233,401, respectively. Amortized commission for the three months ended June 30, 2009 and 2008 amounted to $262,497 and $1,574,997, respectively.

Interest on long term notes for the six months ended June 30, 2009 and 2008 amounted to $2,185,542 and $1,509,588, respectively. Interest for the three months ended June 30, 2009 and 2008 was $1,073,352 and $917,541, respectively. Both amortized commission and interest on long term notes are recorded as interest expense.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

On April 10, 2007, effective January 24, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $3,000,000 if the exchange rate for RMB to USD falls below 6.5 and to $5,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge. In July, 2008, the Company placed the $1,000,000 deposit with MLCS to secure the agreement. As of June 30, 2009, the deposit has remained the same.

Since its effective date, the fair value of this Swap Agreement changed to a payable of $7,890,432 and $4,377,076 as of June 30, 2009, and December 31, 2008, respectively. For the six months ended June 30, 2009 and 2008, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $3,513,356 and $731,505, respectively, net of taxes. For the three months ended June 30, 2009 and 2008, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $751,227, and a decrease in the liability and a gain to other comprehensive income of $4,377,975, respectively, net of taxes.

The Company had cross currency hedge payable amounting to $372,118 and $104,324 as of June 30, 2009 and December 31, 2008, respectively. The total loss from derivative transactions for the six months ended June 30, 2009 was $382,374 and the total gain from derivative transactions for the six months ended at June 30, 2008 was $355,190, respectively.  The total loss from derivative transactions for the three months ended June 30, 2009 was $215,964 and the total gain from derivative transactions for the three months ended at June 30, 2008 was $186,022, respectively. For the three and six months ended June 30, 2009, there were no amounts recorded in the consolidated statements of income in relation to this interest rate swap related to ineffectiveness of the swap transaction.

Note 12 - Earnings per share

The following is information of net income per share:
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$1,562,700	$7,280,846	$4,663,617	$14,851,343
Add: Interest expense for convertible note	-	24,887	-	52,649
Deduct: Loan issuance cost	-	(209,590)	-	(209,590)
Net income for diluted earnings per share	$1,562,700	$7,096,143	$4,663,617	$14,694,402

Weighted average shares used in basic computation	27,827,838	27,354,215	27,696,388	27,201,127
Diluted shares	495,773	1,377,894	357,838	1,489,724
Weighted average shares used in diluted computation	28,323,611	28,732,109	28,054,226	28,690,851

Earnings per share
Basic	$0.06	$0.27	$0.17	$0.55
Diluted	$0.06	$0.25	$0.17	$0.51

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion

11/31/2007	Warrants	$16.80	100,000	Anti-dilutive
02/23/2009	Warrants	$5.25-6.00	300,000	Anti-dilutive
05/21/2007 to 11/13/2007	Options	$11.75-20.94	923,333	Anti-dilutive
04/10/2008 to 6/25/2008	Options	$15.04-23.25	144,000	Anti-dilutive

Convertible notes were anti-dilutive and excluded from the calculation of diluted earnings per share as well.

Note 13 - Stockholders' Equity

During the first two quarters of 2009, the following activities were recorded:

On February 23, 2009, the Company sold in a private placement 400,000 shares of its common stock, par value $0.006 per share (the “Common Stock”) for an average price of $4.80 per share, and warrants to purchase 300,000 shares of Common Stock, for a total purchase price of $1,920,000.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

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

Because of certain cash redemption clauses related to these warrants, the Company at issuance followed the criteria in EITF 00-19 and recorded the fair value of these warrants as “derivative liability – warrants” in the accompanying consolidated financial statements.  On June 30, 2009, the Company amended and the holders amended the original warrant agreements to remove the certain cash redemption clauses as mentioned above.  As of June 30, 2009, the Company has re-classified the derivative liability – warrants to additional paid in capital.  The changes in the values of these warrants are shown in the accompanying consolidated statements of income and other comprehensive income.  On June 30, 2009, the value of the warrants were calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions: exercise price of $5.25 for Series A, $5.50 for Series B and $6.00 for Series C Warrants; share price of $8.27 for all warrants; risk free interest rate of 0.42% for Series A and B Warrants, and 0.83% for Series C Warrants; expected remaining life of 0.65 year for Series A and B Warrants, and 1.15 years for Series C Warrants; and volatility of 60% for all warrants.

The value of the warrants at issuance were calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions: exercise price of $5.25 for Series A, $5.50 for Series B and $6.00 for Series C Warrants; share price of $4.27 for all warrants; risk free interest rate of 0.57% for Series A and B Warrants, and 0.69% for Series C Warrants; expected life of 1 year for Series A and B Warrants, and 1.5 years for Series C Warrants; and volatility of 60% for all warrants.

On June 5, 2009, as partial payment to reduce the judgment pursuant to the Settlement Agreement signed with Kuhns on May 19, 2009, the Company issued and deposited a stock certificate for 2.2 million shares of Common Stock in escrow (the “Escrow Shares”) with the Escrow Agent along with an executed stock power in blank, to be held pursuant to the Escrow Agreement. The Company agreed to deposit a total of 2.2 million shares of Common Stock; however, Kuhns will only receive proceeds from the sale of such number of Escrow Shares necessary to satisfy the Judgment, after reducing the Judgment by the Escrow Assets. Once the Judgment has been satisfied Kuhns shall instruct the Escrow Agent to return any remaining Escrow Shares to the Company and such Escrow Shares shall be cancelled. See Note 18 for more detail.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Also, as detailed in Note 18, as part of the settlement liability to Kuhns, the Company during May 2009, delivered to Kuhns 100,000 shares of Escrow Shares of common stock as partial payment to Kuhns, which reduced the judgment by $343,084 per the valuation determined by the Settlement Agreement .

The company issued 1,625 shares of common stock during the second quarter of 2009 per exercise of stock options.

The following is a summary of the outstanding and exercisable warrant balance:

Exercise Price	Number	Average Remaining Life (years)

$3.11	332,124	2.50
$16.80	100,000	2.40
$5.25	100,000	0.65
$5.50	100,000	0.65
$6.00	100,000	1.15
	732,124	1.80

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted -Average Exercise Price	Average Remaining Contractual Life
Balance, at December 31, 2007	477,052	$5.98	4.00 years
Granted	(55)
Forfeited	-
Exercised	-
Balance, at June 30, 2008 (Unaudited)	476,997	$5.98	3.50 years
Granted	-
Forfeited	-
Exercised	(44,873)	$3.11
Balance, at December 31, 2008	432,124	$6.28	2.92 years
Granted	300,000	$5.58
Forfeited	-
Exercised	-
Balance, at June 30, 2009 (Unaudited)	732,124	$5.99	1.80 years

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Note 14 – Stock based compensation

2007 Incentive Plan

On October 24, 2007, the Board of Directors approved the adoption of the Fushi Copperweld, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).  The aggregate number of shares of Common Stock that may be issued under this Plan shall not exceed 800,000 shares, provided, however, that such number shall be increased at the end of each fiscal year of the Company in the same proportion as the issued and outstanding stock of such fiscal year; subject to a maximum of 10% of the issued and outstanding stock of the Company. Share options must be granted with an exercise price of at least 100% of the closing market price on the date of grant. The Compensation Committee (or Chief Executive Officer) had authority to set all the terms of each grant. Under the 2007 Plan, forfeited shares will become available for grant again.

The majority of the options awarded under the 2007 Plan vest in two years from the grant date. The majority of the options granted under the 2007 Plan expire in 3 years.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

(3)
Expected option life – Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of “plain-vanilla” options under the rules prescribed by Staff Accounting Bulletin No. 107. An increase in expected life will increase compensation expense.

(4)
Expected stock price volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. As a forward-looking measure, the Company uses implied volatility of Company’s 225 days call options with strike price of $5.00 on March 7, 2009 (source: Morningstar.com), adjusted by the 2-year historical volatility of the Company’s stock as well as 2-year historical volatilities of the Company’s comparable public companies, to calculate the expected stock price volatility. An increase in the expected volatility will increase compensation expense.

Stock compensation expense is recognized based on awards expected to vest.  FAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. To the extent the actual forfeiture rate is different from the original estimate, actual share based compensation related to these awards may be different from the expectation. There is no material difference between actual and estimated forfeitures during the six months ended June 30, 2009.

The Company recognized $928,727 and $914,083 share-based compensation expense in general and administrative expenses for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, the Company recognized share-based compensation expense of $337,859 and $500,988, respectively. As of June 30, 2009, the total compensation cost related to stock options not yet recognized was $419,591 and will be recognized over the weighted average life of 0.16 years.

As of June 30, 2009, the 892,333 executive options, 240,000 director options and 283,750 employee options outstanding had fair values of approximately $3,473,081, $912,761 and $750,908, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted -Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2007	1,110,000	$14.30	$12,075,850
Granted	151,000	$21.20	-
Forfeited	(186,667)	$16.30	-
Exercised	-	-	-
Balance, June 30, 2008 (Unaudited)	1,074,333	$15.10	$9,271,494
Granted	-	-	-
Forfeited	(7,000)	$23.25	-
Exercised	-	-	-
Balance, December 31, 2008	1,067,333	$14.90	$-
Granted	388,000	$4.95	-
Forfeited	(35,250)	$4.95	-
Exercised	(4,000)	$4.95	-
Balance, June 30, 2009 (Unaudited)	1,416,083	$12.42	$-

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	408,333	2.89years	$12.30	408,333	$12.30
$11.75	150,000	3.01years	$11.75	150,000	$11.75
$13.70	125,000	2.24years	$13.70	125,000	$13.70
$16.44 - $20.94	230,000	0.57 to 2.62 years	$18.69	230,000	$18.69
$16.36	10,000	2.37 years	$16.36	10,000	$16.36
$23.25	77,000	2.50 years	$23.25	77,000	$23.25
$15.04	17,000	2.78 years	$15.04	17,000	$15.04
$20.04	50,000	3.89 years	$20.04	33,308	$20.04
$4.95	348,750	3.50 years	$4.95	174,750	$4.95
Total	1,416,083			1,225,391

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of June 30, 2009, the Company has total registered capital of approximately $120,248,923 (RMB 821.3 million). The Company is required to contribute an additional $44,804,308 from future earnings if the company’s China facility has net income for future years. The transfer to this reserve must be made before distribution of any dividend to shareholders. The Company will transfer at year end 10% of the year’s net income determined in accordance with PRC accounting rules and regulations.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

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

Note 16 – Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $77,602 and $66,706 in contributions of employment benefits for China employees in the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, the Company made contributions of employee benefits for China employees of $45,611 and $36,244, respectively.

US employees are provided a 401(k) plan.  US employees are eligible for the defined contribution plan after three-months of full-time employment.  Employee deferrals and company matching are 100% vested immediately upon eligibility. The Company made $47,729 and $70,568 in contributions of employment benefits for US employees in the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, the Company made contributions of employment benefits for US employees of $17,189 and $37,233, respectively.

Copperweld UK operates a defined contribution pension scheme for employees. All UK employees are eligible to join the pension on satisfactory completion of their trial period, which is typically three months. UK employees can contribute as much as they like subject to current UK laws, but the company will match only the first 2.5% of gross pay in the current year. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The Company made $5,400 and $19,656 in contributions of employment benefits for UK employees in the six months ended June 30, 2009 and 2008. For the three months ended June 30, 2009 and 2008, the Company made contributions of employment benefits for UK employees of $2,622 and $5,980, respectively.

Note 17 - Segment Information

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision makers have been identified as the Chief Executive Officer and Chief Financial Officer. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

As of June 30, 2009, the Company has two reportable segments: China and US. We analyze our worldwide operations based on two geographic reportable segments: 1) “P.R.C.” which consists of our facility Located in Dalian, Liaoning, the People’s Republic of China (PRC) and 2) ”US” which consists of our Fayetteville, Tennessee, (USA), and Telford, England, (UK) facilities. The China segment, through the Dalian manufacturing facility, is engaged in developing, designing, manufacturing, marketing and distributing copper cladded bi-metallic engineered conductor products, principally copper-clad aluminum (CCA) and primarily services the Asia-Pacific region, and specifically the PRC market.

The US segment, consisting of two manufacturing facilities, one in Fayetteville, Tennessee, USA and a second in Telford, England, are engaged in developing, designing, manufacturing, marketing and distributing copper-cladded bimetallic engineered conductor products, principally CCA and copper-clad steel (CCS) and primarily services the North and South American, European, Middle Eastern and North African markets.

The Company evaluates segment performance and allocates resources based on segment gross profit and segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.

Corporate operating expenses are primarily stock-based compensation, professional fees and outside service expenses.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Analysis of reportable segments (management information):

	For the Three Months Ended June 30, 2009
	China	US	Corporate	Eliminations	Total
Revenues	39,480,037	8,879,618		(58,110)	48,301,545
Gross Profit	12,229,639	1,223,041			13,452,680
Selling, general and administrative expenses	1,829,642	1,335,836	1,088,297		4,253,775
Operating income (loss)	10,399,997	(112,795)	(1,088,297)		9,198,905
Capital expenditures	100,857	78,280			179,137

	For the Six Months Ended June 30, 2009
	China	US	Corporate	Eliminations	Total
Revenues	65,817,481	17,649,847		90,753	83,558,081
Gross Profit	20,888,875	1,503,180			22,392,055
Selling, general and administrative expenses	3,493,460	2,931,883	2,100,821		8,526,164
Operating income (loss)	17,395,415	(1,428,703)	(2,100,821)		13,865,891
Capital expenditures	5,353,890	255,645			5,609,535

	For the Three Months Ended June 30, 2008
	China	US	Corporate	Eliminations	Total
Revenues	46,364,995	16,207,248		(36,114)	62,536,129
Gross Profit	14,677,325	2,069,282			16,746,607
Selling, general and administrative expenses	1,984,039	1,709,381	1,086,096		4,779,516
Operating income (loss)	12,693,286	359,901	(1,086,096)		11,967,091
Capital expenditures	14,386,560	797,607			15,184,167

	For the Six Months Ended June 30, 2008
	China	US	Corporate	Eliminations	Total
Revenues	82,344,315	35,028,979		(828,138)	116,545,156
Gross Profit	26,842,941	4,637,353			31,480,294
Selling, general and administrative expenses	4,358,071	2,946,039	2,664,096		9,968,206
Operating income (loss)	22,484,458	1,691,726	(2,664,096)		21,512,088
Capital expenditures	15,743,250	1,726,660			17,469,910

As of December 31, 2008	China	US	Corporate	Total
Property, plant and equipment, net	103,473,792	16,287,235		119,761,027
Total assets	252,707,535	28,727,197	13,022,785	294,457,517

As of June 30, 2009	China	US	Corporate	Total
Property, plant and equipment, net	103,057,104	14,626,309		117,683,413
Total assets	245,733,007	27,482,540	13,975,729	287,191,276

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Note 18 - Commitments and contingencies

Swap agreement

As discussed in Note 11, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for RMB to US Dollars drops below certain levels, the Company will be required to deposit up to $5,000,000. In July 2008, the Company deposited the $1,000,000 with MLCS to secure the agreement.

Kuhns Brothers litigation settlement

On December 11, 2007, the Company received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. against the Company in the United States District Court, District of Connecticut on November 27, 2006.  On August 5, 2008, the Company received verdict from the United States District Court that Kuhns is entitled to recover a total of $7,197,794. During the fourth quarter of 2008, the Company appealed to the court on the verdict and settlement.

On May 19, 2009, the Company entered into a Settlement and Forbearance Agreement and Release with Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Bros. & Co. Inc. (collectively “Kuhns”), in which Kuhns agreed to reduce the judgment to $7,000,000 (the “Judgment”) and the Company then agreed to withdraw the appeal. The Company had initially accrued $7.2 million for this litigation settlement as a contingent liability in the second quarter of 2008 and allocated the amount into deferred commissions, additional paid in capital and current expenses based on the nature of each charge due to Kuhns as below:

Description	Amount	Accounting Treatment
Placement agent fees associated to the Copperweld acquisition and Common stock issuance and to be deducted from the proceeds and debited to additional paid-in capital	$3,487,250	Allocated to additional paid-in capital in 2008 under SAB Topic 5A.

Deferred placement agent fee related to $60 million Citadel Notes issuance	3,000,000	Being amortized over the Notes' life and $1,875,000 has been amortized as at June 30, 2009 under FAS 91.

Interests of all due placement agent fees	710,544	Expensed in 2008

Total	$7,197,794

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 JUNE 30, 2009
(Unaudited)

Pursuant to the Settlement Agreement, the Judgment shall be satisfied in full no later than January 15, 2010 through a combination of cash and shares. As partial payment to reduce the Judgment, the Company delivered to Kuhns on May 21, 2009, $1,000,000 plus accrued interest (the “Escrow Payment”), which was held in an escrow account (the “Escrow Assets”) in the U.S. which is outside of the PRC , that was governed by an Escrow Agreement between the Company and Kuhns, dated October 3, 2007. At the closing date on June 5, 2009, the Company also delivered to Kuhns a stock certificate for 100,000 shares of Common Stock (the “Initial Shares”), which had been part of the Escrow Assets, and (ii) deposited a stock certificate for 2,200,000 shares of Common Stock in escrow (the “Escrow Shares”) with the Escrow Agent along with an executed stock power in blank, to be held pursuant to the Escrow Agreement. The Company then agreed to deposit a total of 2,200,000 shares of Common Stock. However, as stated in the settlement agreement, Kuhns will only receive proceeds from the sale of such number of Escrow Shares necessary to satisfy the Judgment, after reducing the Judgment by the Escrow Assets. Once the Judgment has been satisfied Kuhns shall instruct the Escrow Agent to return any remaining Escrow Shares to the Company and such Escrow Shares shall be cancelled.  The Company may pay the balance of the Judgment to Kuhns at any time without any pre-payment penalty.

On or prior to the thirtieth day after the Closing Date, the Company shall file a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) to register the Initial Shares and Escrow Shares for resale. The Company shall use its best efforts to have the Registration Statement declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event no later than 120 days from Closing (the “Registration Deadline”). In the event the Registration Statement is declared effective, then, upon written notice to the Escrow Agent, the Escrow Agent will deposit the Escrow Shares into a brokerage account and will thereafter sell shares in such amounts and at such times as Kuhns directs until such time as the Judgment including any accrued interest has been paid in full. Kuhns shall use its reasonable efforts to direct sale of the Escrow Shares resulting in full payment of the Current Judgment Amount by January 15, 2010.

In the event the Company meets the Registration Deadline and for so long as the Registration Statement remains effective, the Judgment shall be reduced by an amount equal to the cash proceeds distributed by the Escrow Agent to Kuhns in connection with sales of the Escrow Shares. If the Company fails to meet the Registration Deadline, but causes a Registration Statement to be declared effective by October 31, 2009, the Judgment shall instead be further reduced by an amount equal to ninety percent (90%) of the cash proceeds distributed by the Escrow Agent to Kuhns in connection with sales of the Escrow Shares.

In the event that (i) the Company’s Registration Statement is not declared effective by the Registration Deadline and (ii) for so long as the Registration Statement is not effective subsequent to the Registration Deadline, the Current Judgment Amount as defined in the Settlement Agreement shall accrue interest at the rate of 18% per annum. In addition, upon such events, Kuhns shall be entitled to receive Escrow Shares from the Escrow Agent (the “Restricted Shares”) in such amounts, and at such times, as it determines until the Judgment is satisfied. The Current Judgment Amount shall thereupon be reduced by the Restricted Share Value, which shall mean an amount equal to fifty percent (50%) of the daily volume weighted average price of the Common Stock on the NASDAQ Global Select Market as reported by Bloomberg (“VWAP”) for the ten trading days before the date of delivery of the Restricted Shares to Kuhns.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We believe we are the world’s largest producer, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum (CCA) and copper-clad steel (CCS) products. Our products are primarily used within the telecommunications, electrical utility, and transportation industries, and are sold as conductor components within the broadband wire and cable market, and finished products in the electrical utility and transportation markets.  Our products significantly reduce the amount of copper required to manufacture a conductor, and since copper is expensive, we significantly reduce conductor cost through the addition of an aluminum or steel core.  CCA and CCS conductors are generally used in substitution of solid copper conductors where either cost savings or specific electrical and/or physical attributes are either required or desired.  In the second fiscal quarter of 2009, our products were sold to over 300 customers in 38 countries, are marketed under the trademarked names of “Copperweld®” and “Fushi™,” and are sold directly to cable manufacturers or through either distributors or sales agents to end-users.

Although we are engaged in one line of business, as a result of the differing markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, starting with the second fiscal quarter of 2009, we began to analyze our worldwide operations based on two geographic reportable segments: 1) “P.R.C.” which consists of our facility located in Dalian, Liaoning, the People’s Republic of China (PRC) and 2) ”US” which consists of our Fayetteville, Tennessee, (USA), and Telford, England, (UK) facilities. We have combined our U.S. and U.K. operations as one segment, since the UK is a subsidiary of the US operating company and is under the direction of our U.S. segment manager.  Further, the nature of our products, services and production processes at our U.S. and U.K. facilities, along with the customer base, methods to distribute products and services are nearly identical.

We have a strong market position in all markets in which we compete due to the quality of our products, geographic and customer diversity and our ability to deliver superior products while operating as a low cost provider.  As a result, we believe we are now the leading producer of bimetallic wire products in the world and are the market leaders in North America, Europe, North Africa, the Middle East and the People’s Republic of China.  We continue to expand within current and developing markets, and to create shareholder value by:

•	Investing in organic and inorganic growth in both infrastructure-based and fast-growing markets;
•	Focusing on new, higher-margin products, applications and markets through investment into new machinery and research and development;
•	Improving business processes throughout the Company by focusing on key performance indicators and operational excellence;
•	Strategically hiring and developing talent, to improve the effectiveness of our performance management processes; and
•	Protecting and enhancing the Fushi Copperweld brand.

To accomplish these goals, we are focused on continuously improving operational efficiency in areas we view to be vital: quality, delivery, cost and innovation. We also take an opportunistic approach to achieving our goals, and thus, we seek acquisitions of businesses which facilitate overall growth and cash flows of the Company.

We manufacture, market and distribute bimetallic conductors (two-metal conductors).  These bimetallic conductors are primarily CCA and CCS.  Both CCA and CCS are either aluminum or steel cores, surrounded by an outer layer of pure copper, resulting in a composite bimetallic conductor. The copper sheath, through our processing methods, is metallurgically “bonded” to the core metal.  The amount of copper-metal used in cladding the core-metal varies widely, and is based on customers’ needs.  However, bimetallic conductors, compared to solid copper conductors, can reduce the amount of copper used by as much as 90% by volume, or 73% by weight.  This is a considerable cost savings.  For many applications, bimetallic conductors offer significant advantages over copper wire.  End-user manufacturers in the industry have increasingly pursued and considered alternative technologies such as bimetallics due to performance and economic considerations.  Relative to traditional copper conductors, bimetallic conductors offer greater value to a variety of customers.  Because of the benefits of bimetallic conductors, we believe there are substantial opportunities to capture increased market share in applications that have historically been dominated by solid copper wire.

Our engineered bimetallic conductor products offer end-users greater value-performance than “solid” copper conductors.  Our bimetallic conductors combine the efficiency of copper with the lightweight qualities of aluminum (CCA), or the ruggedness and strength of steel (CCS).   Bimetallic conductors offer favorable cost characteristics, weight savings (CCA), increased flexibility and end-product ease-of-handling (CCA), increased tensile strength (CCS), improved corrosion characteristics and decreased theft risk.  Conductivity can be customized, by changing the percentage of copper, to fit many applications. The physical and electrical attributes of our bimetallic products provide our customers cost savings beyond their intrinsic pricing advantages.

Our proprietary manufacturing technology allows us to produce superior products compared to other manufacturers and creates a significant barrier to entry.  Manufacturing copper-clad products involves bonding copper tape to an aluminum or steel core rod, drawing the cladded product to a finished diameter and heat treating (annealing) as necessary depending on customer specifications. Our proprietary cladding process differentiates us in terms of manufacturing capabilities, offering superior product quality.  Our developmental capabilities support the ongoing evolution of our current products.  We are continuously working toward new technologies and products that we expect will improve the performance and capabilities of our bimetallic products thereby allowing us to enter new markets.

While the pricing volatility of our raw materials, especially copper, is a primary cause of cost variations in our products, changes in raw material costs do not materially affect our dollar earnings on a per pound basis. Although an increase in the price of raw materials may serve to reduce our gross margins as a percentage of net sales, likewise, a decline in raw material prices may increase our gross margin as a percentage of net sales. We generally pass the cost of price changes in our raw materials to our customers rather than the percentage changes. We establish prices for our products based on market factors and our cost to produce our products. Typically, we set a base price for our products for our customers with an understanding that as prices of raw materials change, primarily for copper but also for aluminum and steel, we will pass the change through to our customers. Therefore, when prices of raw material increase, our prices to our customers increase and the amount of our total net sales increases while the dollar amount of our gross margin remains relatively stable.  As a result, the impact on earnings per share from volatile raw material prices is minimal, although there are timing delays of varying lengths depending upon volatility of metals prices, the type of product, competitive conditions and particular customer arrangements.

Factors driving and affecting operating results include raw material prices, product and price competition, economic conditions in various geographic regions, foreign currency exchange rates, interest rates, changes in technology, fluctuations in customer demand, variations in the mix of products, production capacity and utilization, working capital sufficiency, availability of credit and general market liquidity, patent and intellectual property issues, litigation results and legal and regulatory developments, and our ability to accurately forecast sales demand and calibrate manufacturing to such demand, manage volatile raw material costs, develop, manufacture and successfully market new and enhanced products and product lines, control operating costs, and attract, motivate and retain key personnel to manage our operational, financial and management information systems.

 Highlights for the Quarter include:

-	EPS of $0.06 for the three months ended June 30, 2009;
-	Metric tons of volume shipped increased 9.5% compared to the second quarter 2008;
-	Significantly improved performance at Fayetteville facility; generated approximately $0.5 million of net income during the month of June 2009;
-	Expects to benefit from increased demand in coming quarters due to strength in the utility and telecommunications markets as well as the Chinese government's stimulus package;
-	Successfully increased annual CCA capacity by 6,000 metric tons at Dalian facility; and
-	Improved cash flows from operating activities by $9.1 million compared to the second quarter 2008

Current Business Environment and Outlook for the remainder of 2009

With respect to the overall business trends for the remainder of 2009 and forward, management is increasingly encouraged by recent trends that show positive metrics in the economy and our markets around the world. Statistics released by the PRC’s National Bureau of Statistics indicate that the $586 billion stimulus package implemented by the Chinese government in November 2008 began to gain further traction during the first half of 2009, as total fixed asset investment grew 33.5%, a growth of 7.2% compared to the same period in 2008. We believe the following macro-level trends will positively impact our business and offer us opportunities to capture new business despite global economic conditions and preserved profitability:

•	Strong incremental demand for CCA-based telecommunication products in China, primarily due to 3G related capital investment;
•	Chinese government stimulus packages focused on infrastructure, high-speed railways, Transmission and Distribution and power grid build out;
•	Continued strength of the grounding wire market;
•	Worldwide long-term growth trends in electric utility and infrastructure markets; and
•	Continued demand for cost effective and energy saving alternatives.

Furthermore, we have focused on driving profitability by streamlining our organizational structure and business procedures, increasing operational efficiency and optimizing operating processes, while managing production costs and operating expenses.

In order to enhance our productivity and expand our sales of higher margin products, we are continuing to develop applications in high-potential utility and electrical appliance markets. Meanwhile, we are also working to strengthen sales management and customer relations.  We will seek to consolidate our relationships with our best customers, stop or suspend selling to customers that pose significant credit risk, and develop new customers cautiously.  In addition, as part of our ongoing efforts to reduce total operating costs, we will continuously improve our ability to efficiently utilize existing and new manufacturing capacity to manage expansion and growth. We believe that investment to increase capacity will pay off by increased product sales in the future. We believe that effectively utilizing manufacturing assets, and generating economies of scale, will help offset high raw material prices and dilute overhead over time. Moving forward, as we are optimistic about the demand growth for our various products, we expect our combined utilization rates to improve.

We actively seek to identify and promptly respond to key economic and industry trends in order to capitalize on expanding niche markets for our products, and to potentially enter new markets both vertically and horizontally, in order to achieve better returns.  We believe that we have the resources, technology, working capital and capacity to meet growing market demands.  Over the long-term, we believe that we are well positioned to benefit from the growth opportunities in China and throughout the world.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as percentage of net sales. Percentages may not add due to rounding:

	Three Months Ended		%	Six Months Ended		%
	June 30, 2009	June 30, 2008	Change	June 30, 2009	June 30, 2008	Change
	(in millions, except percentages)
Revenues	48.3	62.5	-22.8%	83.6	116.5	-28.3%
Gross Profit	13.5	16.7	-19.4%	22.4	31.5	-28.8%
Selling, general and administrative expenses	4.3	4.8	-10.0%	8.5	10.0	-14.7%
Operating Income	9.2	12.0	-23.1%	13.9	21.5	-35.4%
Income Before Taxes	2.2	8.5	-74.1%	4.6	16.5	-72.2%
Net Income Provision	0.6	1.2	-50.3%	-0.1	1.7	-106.0%
Net Income	1.6	7.3	-78.1%	4.7	14.9	-68.4%

Comparison of the Three Fiscal Months Ended June 30, 2009 and June 30, 2008:

Net Sales

The following tables set forth net sales in millions by each of our reporting segments and metric tons sold on a combined basis:

	Net Sales
	Three Fiscal Months Ended June 30,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
P.R.C.	$39.4	81.6%	$46.3	74.1%	$(6.9)	-14.9%
US	$8.9	18.4%	$16.2	25.9%	$(7.3)	-45.1%
Total net sales	$48.3	100.0%	$62.5	100.0%	$(14.2)	-22.8%

	Metric Tons Sold
	Three Fiscal Months Ended June 30,
	2009		2008
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
P.R.C.	9,060	82%	7,247	72%	1,813	25.0%
US	1,960	18%	2,814	28%	-854	-30.3%
Total sales volume	11,020	100%	10,061	100%	959	9.5%

Net sales decreased 22.8% over the same quarter one year earlier primarily due to a 29.3% decline in average selling prices resulting from a decline in the costs of our raw materials, which we pass on to our customer.  This was partially offset by a 9.5% growth in metric tons sold over the same period.

The P.R.C. segment experienced a decline of 14.9% in net sales for the three months ended June 30, 2009 relative to the comparable 2008 period. The majority of the decrease in P.R.C. net sales is due to a 31.9% decline in the average selling price as a result of lower metal prices relative to the comparable 2008 periods. We generally pass the cost of price changes in raw materials to customers and set the base price for our products.  As raw material prices change we pass that change through, whether it results in an increase or decrease in the base price for our products. This decline was partially offset by a 25.0% increase in metric tons sold.  We expect long-term demand for our P.R.C. products to be positively affected by the build-out of the homegrown 3G network in the P.R.C. and continued traction of the government stimulus package announced in November 2008.

The US segment experienced a significant decline in net sales in all major geographic regions with particular weakness in Europe and North America, resulting in a decline of 45.1% for the three months ended June 30, 2009 relative to the comparable 2008 period. The decline in the US segment net sales is primarily the result of a 30.4% decline in metric tons shipped and a 21.8% decline in the average selling price. We continue to remain optimistic that the electrical utility industries provide strong growth opportunities for our CCS products within the markets served by our US segment operations.  However, delays in disbursement of government stimulus packages and uncertainty in the global economy may continue to depress capital spending by telecommunication and electrical utility providers, and negatively impact markets and consequently our net sales within in the markets of the US segment.

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales
	Three Fiscal Months Ended June 30,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Telecommunication	23.1	47.8%	32.7	52.3%	-9.6	-29.4%
Utility	22.1	45.8%	26.7	42.7%	-4.6	-17.2%
Transportation	0.4	0.8%	1.1	1.8%	-0.7	-63.5%
Other	2.7	5.6%	2.0	3.2%	0.7	35.0%
Total net sales	48.3	100.0%	62.5	100.0%

The following table presents the breakdown of metric tons shipped to customers by industry:

	Three Fiscal Months Ended June 30,
	2009		2008
	Tons	% of Tons Sold	Tones	% of Tons Sold	Tonnage Change	% Change
Telecommunication	5,294	48.0%	4,909	48.8%	385	8%
Utility	4,887	44.4%	4,514	44.9%	373	8%
Transportation	64	0.6%	155	1.5%	-91	-59%
Other	775	7.0%	483	4.8%	292	60%
Total sales volume	11,020	100%	10,061	100%

In China, we are increasing sales volume in the telecommunication market, which has been our largest market, and we are focused on increasing market share in the underdeveloped utility market.  During the three month period ended June 30, 2009, our sales to the telecommunication and utility markets increased by 385 and 373 metric tons, respectively, primarily due to strong demand for CCA products in the P.R.C. and partially offset by decreased demand from the North American and European markets.

Capacity and Output

The following table summarizes installed cladding capacities and output by for the three month period ended June 30, 2009:

	Three Fiscal Months Ended June 30, 2009
	P.R.C.		US
	Capacity	Output	Capacity	Output
CCA	10,000	8,828	3,100	480
CCS	200	15	4,075	1,465
Other	-	217	35	15
Total	10,200	9,060	7,210	1,960

As of June 30, 2009, we had combined CCA annual production capacity of 49,400, metric tons and CCS cladding capacity of 17,100 metric tons on an annualized basis based on our product mix. Installed capacity can increase or decrease based on the size of the rod used in the cladding operation for CCA and on the conductivity engineered into the CCS production. The above capacity figures reflect a further 6,000 metric tons of annualized CCA capacity which was successfully installed and commissioned at our Dalian facility during the second quarter of 2009.  We also have plans to install a further 8,200 metric tons of annualized CCS cladding capacity online at our Dalian facility by the end of the first quarter of 2010.  We expect the first 4,100 metric tons of annualized CCS cladding capacity to be fully operational at our Dalian facility by the end of the third quarter of 2009 and an additional 4,100 metric to be operational during the course of first quarter of 2010.

Product Mix

	Metric Tons Sold
	Three Fiscal Months Ended June 30,
	2009		2008
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
CCA	9,309	84%	7,775	77%	1,534	20%
CCS	1,479	13%	2,065	21%	-586	-28%
Others	232	2%	221	2%	11	5%
Total net sales	11,020	100%	10,061	100%

The chart above illustrates the growth of CCA as a percentage of tons sold comparing the three month period ended June 30, 2009, to June 30, 2008, for the combined reporting segments.  The demand for our CCA products in the PRC strengthened during the second quarter 2009 compared to the same period in 2008 due to increased traction of domestic infrastructure projects related to the stimulus package and 3G network build-out. However, we experienced a significant tapering of demand of 29.5% for CCA and CCS products served by facilities in our US reporting segment, which primarily serve the North American and European markets.

Gross Margin

	Three Months Ended June 30,		Change
(in millions)	2009	2008	Dollar	%
Gross Margin	$13.5	$16.7	$(3.2)	-19.4%
as a percentage of net sales	27.9%	26.8%		1.1%

Gross margin decreased $3.2 million or 19.4% quarter over quarter. The decline in gross margin was primarily due to lower average selling prices, which resulted in lower revenues. Despite the decline in absolute gross margin, the gross margin for the three months ended June 30, 2009, as a percentage of net sales increased from 26.8% to 27.9% when compared to the same period in 2008 due primarily to higher margins contributed by our Fayetteville facility.  Higher margins in Fayetteville for the three months ended June 30, 2009 was primarily a result of cost savings initiatives implemented in the first quarter of 2009.  Gross margins at our Dalian facility remained relatively stable for the three fiscal month period ended June 30, 2009, slightly decreasing from 31.7% to 31.0% compared to the same period in 2008.

Selling Expenses

	Three Months Ended June 30,		Change
(in millions)	2009	2008	Dollar	%
Selling Expenses	$1.1	$1.3	$(0.2)	-15.4%
as a percentage of net sales	2.2%	2.0%		0.2%

Selling expense decreased by $0.2 million or 15.4% for the three months ended June 30, 2009, compared to the same quarter of 2008.  Selling expenses decreased primarily because of the cost saving initiatives implemented by management and decreased sales volume from our Fayetteville and Telford facility.  As a percentage of net sales, selling expenses experienced a slight increase from 2.0% of net sales for the 2008 quarter to 2.2% of net sales due to decreased revenue.

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in millions)	2009	2008	Dollar	%
General and Administrative Costs	$3.2	$3.5	$(0.3)	-8.6%
as a percentage of net sales	6.6%	5.6%		1.0%

General and administrative expenses decreased by $0.3 million or 8.6% to $3.2 million during the three month period ended June 30, 2009, compared to the same period in 2008. This decrease is primarily a result of cost saving initiatives implemented by management in response to the economic downturn. As a percentage of net sales, general and administrative expenses increased slightly by 1.0% to 6.6% from 5.6% for the second quarter of 2008 as a result of decreased revenue in the second quarter of 2009. During the second quarter of 2009, included in general and administrative expenses were non-factory depreciation and amortization of $444,275 and amortization of intangible assets of $119,207, compared to $440,028 and $158,651, respectively in the second quarter of 2008.

Operating Income

The following table sets forth operating income by segment, in millions of dollars:

	Three Months Ended June 30,
	2009		2008
	Amount	% of operating income	Amount	% of operating income	Dollar Change	% Change
P.R.C.	$10.4	113%	$12.7	106%	$(2.3)	-18.1%
US	$(0.1)	-1%	$0.4	3%	$(0.5)	-125.0%
Corporate	$(1.1)	-12%	$(1.1)	-9%	$-	0.0%
Total operating income	$9.2	100%	$12.0	100%	$(2.8)	-23.3%

Operating income in the three months ended June 30, 2009, declined approximately $2.8 million, or 23.3%, compared to the same period in 2008, which was primarily due to lower net sales and partially offset by cost savings initiatives implemented by management.

Operating income in the P.R.C. segment decreased approximately $2.3 million, or 18.1%, in the second quarter of 2009 when compared to the same period in 2008, primarily due to a decline in total net sales.

Operating income in the US segment decreased approximately $0.5 million in the second quarter of 2009 when compared to the same period in 2008, primarily as a result of lower net sales. Also contributing to the decline was the underabsorption of manufacturing overhead as production levels were lowered in response to weaker global demand. Cost savings initiatives implemented by management helped reduce certain manufacturing costs.

Other Income (Expense)

Interest Income (Expense)

	Three Months Ended June 30,		Change
(in millions)	2009	2008	Dollar	%
Interest Income	$0.1	$0.2	$(0.1)	-57.9%
Interest Expense	$(1.5)	$(3.8)	$2.3	-61.2%
Net Interest Expense	$(1.4)	$(3.6)	$2.2	-61.3%
as a percentage of net sales	-2.9%	-5.8%		2.9%

Net interest expense in the second quarter of 2009 decreased by approximately $2.2 million versus the second quarter of 2008, which was primarily the result of the repayment of Dalian’s short term bank loans and one time interest accrued and amortization of costs relating to commission on debt issues resulting from the Kuhn’s’ judgment amounting to $2.0 million in the second quarter of 2008. As a percentage of net sales, net interest expense decreased from 5.8% for the second quarter of 2008 to 2.9% during the second quarter of 2009.

Change in fair value of derivative instruments and liabilities

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

Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under FAS  133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company determines which options, warrants and embedded features require liability accounting and records the fair values as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative liabilities.”

The fair market values of our warrant and conversion option derivatives are determined by the market price of our stock, strike price, volatility, risk free interest rate, expected life and dividend yield. An increase in our stock price can generate material losses on our warrant and conversion option derivatives.

For the three months ended June 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $4,583,809 and $0, respectively.

For the three months ended June 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $688,876 and $0, respectively.

The fair market value of our derivative hedge is mainly determined based upon changes in the forward market six month USD LIBOR rates and changes in the forward market exchange rate between USD and Chinese RMB. A decline in forward market LIBOR rates and accelerated depreciation in Chinese RMB against USD can generate material losses on our derivative hedge. Since its effective date, the fair value of this Swap Agreement changed to a payable of $7,890,432 and $4,377,076 as of June 30, 2009, and December 31, 2008, respectively.

Tax

Profit before tax for Dalian was $10.4 million in the second quarter 2009 with losses from Fayetteville and Telford before tax of $0.2 million.  Loss at the Fushi Copperweld parent company level was $8.0 million primarily due to interest expenses on the high yield notes, stock-based compensation, changes in fair value of derivative liabilities related to convertible note conversion options, and warrants, as well as professional fees and outside service expenses. On a consolidated basis, profit before tax was $2.2 million and we recognized a tax expense of $0.6 million.

	Dalian	Fayetteville & Telford	Parent Company	Consolidated
Profit (Loss) before income tax	10.4	(0.2)	(8.0)	2.2
Income tax expense (credit)	1.3	-	(0.7)	0.6
Profit after income tax	9.1	(0.2)	(7.3)	1.6

Net Income

	Three Months Ended June 30,		Change
(in millions)	2009	2008	Dollar	%
Net Income Before Taxes	$2.2	$8.5	$(6.3)	-74.4%
(Benefit) Provision for Income Taxes	$0.6	$1.2	$(0.6)	-49.4%
Net Income After Taxes	$1.6	$7.3	$(5.7)	-78.5%
as a percentage of net sales	3.2%	11.6%		-8.4%

Net income for the three months period ended June 30, 2009, was $1.6 million compared to $7.3 million for the comparable period in 2008, a decrease of approximately $5.7 million or 78.5%. Net income as a percentage of net sales declined from 11.6% for the prior period to 3.2% primarily due to lower revenue and significant non-cash losses in the change in fair values of derivative liabilities.

Earnings Per Share

	Three Months Ended June 30,
	2009	2008
	Unaduited	Unaudited
Net Income for Basic Earnings Per Share	1,562,700	7,280,846
Basic Weighted Average Number of Shares	27,827,838	27,354,215
Net Income per Share - Basic	0.06	0.27
Net Income for Diluted Earnings Per Share	1,562,700	7,096,143
Diluted Weighted Average Number of Shares	28,323,611	28,732,109
Net Income per Share - Diluted	0.06	0.25

Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2009, were $0.06 and $0.06, compared to $0.27 and $0.25 for the second quarter last year.

Comparison of the Six Fiscal Months Ended June 30, 2009 and June 30, 2008:

Net Sales

	Net Sales
	Six Fiscal Months Ended June 30,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
P.R.C.	65.8	78.7%	81.5	70.0%	-15.7	-19.3%
US	17.8	21.3%	35.0	30.0%	-17.2	-49.1%
Total net sales	83.6	100.0%	116.5	100.0%	-32.9	-28.2%

	Six Fiscal Months Ended June 30,
	2009		2008
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
P.R.C.	14,947	79%	13,166	68%	1,781	13.5%
US	4,054	21%	6,157	32%	-2,103	-34.2%
Total sales volume	19,001	100%	19,323	100%	-322	-1.7%

Net sales decreased 28.2% over the same period one year earlier primarily due to a 26.2% decline in average selling prices resulting from a decline in the costs of our raw materials, which we pass on to our customers. This was partially offset by an increase of 13.5% in tons sold from our P.R.C. segment over the same period.

The P.R.C. segment experienced a decline of 19.3% in net sales for the six months ended June 30, 2009 relative to the comparable 2008 periods. The majority of the decrease in P.R.C. net sales for the six months ended June 30, 2009, is due to a 29.6% decline in the average selling price as a result of lower metal prices relative to the comparable 2008 periods. We generally pass the cost of price changes in raw materials to customers and set the base price for our products. As raw material prices change we pass that change through, whether it results in an increase or decrease in the base price for our products. This decline was partially offset by a 13.5% increase in metric tons sold.  We expect long-term demand for our P.R.C. products to be positively affected by the build-out of the homegrown 3G network in the P.R.C. and continued traction of the government stimulus package announced in November 2008.

The US segment experienced a significant decline in net sales in all major geographic regions with particular weakness in Europe and North America, experiencing a decline of 49.1% for the six months ended June 30, 2009 relative to the comparable 2008 periods. The decline in US segment net sales for the six months period ended June 30, 2009 as relative to comparable 2008 periods is primarily the result of a 34.2% decline in metric tons shipped and a 21.2% decline in average selling price. We continue to remain optimistic that the electrical utility industries provide strong growth opportunities for our CCS products within the markets served by our US segment operations. However, delays in disbursement of government stimulus packages and uncertainty in the global economy may continue to depress capital spending by telecommunication and electrical utility providers negatively impacting markets and consequently our net sales within in the markets of the US segment.

Metric tons sold decreased 1.7% over the same quarter one year earlier primarily due to a decrease of 34.2% in metric tons sold from our U.S. segment partially offset by a 13.5% increase in our P.R.C. segment.

Net Sales by Industry

	Net Sales
	Six Fiscal Months Ended June 30,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Telecommunication	37.7	45.1%	62.1	53.3%	-24.4	-39.3%
Utility	41.0	49.0%	48.1	41.3%	-7.1	-14.8%
Transportation	0.8	1.0%	1.6	1.4%	-0.8	-49.8%
Other	4.1	4.9%	4.7	4.0%	-0.6	-12.5%
Total net sales	83.6	100.0%	116.5	100.0%	-32.9	-28.2%

The following table presents the breakdown of metric tons shipped to customers by industry:

	Net Sales
	Six Fiscal Months Ended June 30,
	2009		2008
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
Telecommunication	8,762	46.1%	9,646	50.0%	-884	-9.2%
Utility	8,915	46.9%	8,427	43.6%	488	5.8%
Transportation	124	0.7%	198	1.0%	-74	-37.4%
Other	1,200	6.3%	1,052	5.4%	148	14.1%
Total sales volume	19,001	100.0%	19,323	100.0%

We are expanding our sales to the utility market. During the six month period ended June 30, 2009, our sales to the utility segment increased by 488 metric tons.  Shipments to the utility segment increased from 43.6% of total shipments for the six months ended June 30, 2008, to 46.9% of total shipments for the same period in 2009.  Shipments to the telecom segment declined by 9.2% or by 884 tons and declined from 49.9% of total shipments to 46.1% when comparing the six months ended June 30, 2008 and 2009, respectively, primarily due to decreased demand from North American and European markets.

Capacity and Output

The following table summarizes installed cladding capacities and output for the six months ended June 30, 2009:

	Six Fiscal Months Ended June 30, 2009
	P.R.C.		US
	Capacity	Output	Capacity	Output
CCA	18,500	14,657	6,200	974
CCS	400	22	8,150	3,042
Other	-	268	-	38
Total	18,900	14,947	14,350	4,054

As of June 30, 2009, we had combined annual production capacity for CCA of 49,400, metric tons and CCS cladding capacity of 17,100 metric tons on an annual basis based on our product mix. Installed capacity can increase or decrease based on the size of the rod used in the cladding operation for CCA and on the conductivity engineered into the CCS production. The above capacity figures reflect a further 6,000 metric tons of annualized CCA capacity which was successfully installed and commissioned at our Dalian facility during the second quarter 2009.  We also have plans to install a further 8,200 metric tons of annualized CCS cladding capacity online at our Dalian facility by the end of the first quarter 2010.  We expect the first 4,100 metric tons of annualized CCS cladding capacity to be fully operational at our Dalian facility by the end of the third quarter 2009 and an additional 4,100 metric tons to be operational during the course of first quarter 2010.

Product Mix

	Metric Tons Sold
	Six Fiscal Months Ended June 30,
	2009		2008
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
CCA	15,631	82%	14,619	76%	1,012	7%
CCS	3,064	16%	4,296	22%	-1,232	-29%
Others	306	2%	408	2%	-102	-25%
Total sales volume	19,001	100%	19,323	100%

The chart above illustrates the growth of CCA as a percentage of tons sold comparing the six month period ended June 30, 2009 to June 30, 2008 for the combined facilities.  The demand for our CCA products in the PRC remained strong during the first six months of the fiscal year 2009 compared to the same periods in 2008 despite worsened macro-economic conditions. However, we experienced a significant tapering of demand of 45.8% in CCA products in the North American and European markets, which we primarily serve from our Fayetteville and Telford facilities.

Gross Margin

	Six Months Ended June 30,		Change
(in millions)	2009	2008	Dollar	%
Gross Margin	$22.4	$31.5	$(9.1)	-28.8%
as a percentage of net sales	26.8%	27.0%		-0.2%

Gross margin profit decreased $9.1 million or 28.8% for the six months ended June 30, 2009 compared to the comparable period in 2008. The gross margin for the six months period ended June 30, 2009, as a percentage of net sales stayed stable relative to the same period in 2008 decreasing only 20 basis points to 26.8%.

Selling Expenses

	Six Months Ended June 30,		Change
(in millions)	2009	2008	Dollar	%
Selling Expenses	$2.3	$2.1	$0.2	11.6%
as a percentage of net sales	2.7%	1.8%		1.0%

Selling expense increased by $0.2 million or 11.6% for the six month period ended June 30, 2009, compared to the same quarter of 2008.  Selling expenses increased primarily because of increased efforts in sales to penetrate the electrical utility market partially offset by cost savings initiatives implemented. As a percentage of net sales, selling expenses increased from 1.8% of net sales for the six month period ended June 30, 2008 period to 2.7% of net sales during the same period in 2009.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in millions)	2009	2008	Dollar	%
General and Administrative Costs	$6.2	$7.9	$(1.7)	-21.7%
as a percentage of net sales	7.4%	6.8%		0.6%

General and administrative expenses decreased by $1.7 million or 21.7% to $6.2 million during the six month period ended June 30, 2009, compared to the same period in 2008. This decrease is primarily a result of cost saving initiatives implemented by management. As a percentage of net sales, general and administrative expenses increased slightly by 0.6% to 7.4% from 6.8% for the first six months of fiscal year 2008 as a result pf decreased revenue in the first six months of fiscal year 2009. During the first six months of fiscal year 2009, included in general and administrative expenses were non-factory depreciation and amortization of $888,358 and amortization of intangible assets of $238,283, compared to $842,480 and $178,073, respectively during the same period in 2008.

Operating Income

	Six Fiscal Months Ended June 30,
	2009		2008
	Amount	% of operating income	Amount	% of operating income	Dollar Change	% Change
P.R.C.	$17.4	125.2%	$22.5	104.7%	$(5.1)	-22.7%
US	$(1.4)	-10.1%	$1.7	7.9%	$(3.1)	-182.4%
Corporate	$(2.1)	-15.1%	$(2.7)	-12.6%	$0.6	-22.2%
Total operating income	$13.9	100.0%	$21.5	100.0%	$(7.6)	-35.4%

Operating income in the six months ended June 30, 2009 declined approximately $7.6 million, or 35.4%, compared to the same period in 2008, which was primarily due to lower net sales and partially offset by cost savings initiatives implemented by management.

The operating income in the P.R.C. segment decreased approximately $5.1 million, or 22.7%, in the six months ended June 30, 2009, when compared to the same period in 2008, primarily due to a decline in total net sales.

The operating income in the US segment decreased approximately $3.1 million in the six months ended June 30, 2009, when compared to the same period in 2008, primarily, as a result of lower net sales. Also contributing to the decline was the underabsorption of manufacturing overhead as production levels were lowered in response to weaker global demand. Cost savings initiatives implemented by management helped reduce certain manufacturing costs.

Other Income （Expense）

Interest Income (Expense)

	Six Months Ended June 30,		Change
(in millions)	2009	2008	Dollar	%
Interest Income	$0.2	$0.4	$(0.2)	-50.0%
Interest Expense	$(3.0)	$(5.6)	$2.6	-46.4%
Net Interest Expense	$(2.8)	$(5.2)	$2.4	-46.2%
as a percentage of net sales	-3.3%	-4.5%		1.2%

Net interest expense decreased by approximately $2.4 million, or 46.2%, during the six month period ended June 30, 2009, compared to the same period in 2008. This decrease is primarily the result of the repayment of Dalian’s short term bank loans and one time interest accrued and amortization of costs relating to commission on debt issues resulting from the Kuhn’s’ judgment amounting to $2.0 million in the second quarter of 2008. As a percentage of net sales, net interest expense decreased from 4.5% for the second quarter of 2008 to 3.3% during the second quarter of 2009.

Change in fair value of derivative instruments and liabilities

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

Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company determines which options, warrants and embedded features require liability accounting and records the fair values as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative liabilities.”

The fair market values of our warrant and conversion option derivatives are determined by the market price of our stock, strike price, volatility, risk free interest rate, expected life and dividend yield. An increase in our stock price can generate material losses on our warrant and conversion option derivatives.

For the six months ended June 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $5,122,846 and $0, respectively.

For the six months ended June 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $752,114 and $0, respectively.

The fair market value of our derivative hedge is mainly determined based upon the changes in the forward market six month USD LIBOR rates and changes in the forward market exchange rate between USD and Chinese RMB. A decline in the forward market LIBOR rates and accelerated depreciation in Chinese RMB against USD can generate material losses on our derivative hedge. Since its effective date, the fair value of this Swap Agreement changed to a payable of $7,890,432 and $4,377,076 as of June 30, 2009, and December 31, 2008, respectively.

Tax

Profit before tax for Dalian was $17.3 million for the six months ended June 30, 2009, with losses from Fayetteville and Telford before tax of $1.5 million.  Loss at the Fushi Copperweld parent company level was $11.2 million primarily due to interest expenses on the high yield notes, stock-based compensation, changes in fair value of derivative liabilities related to convertible notes conversion options, and warrants, as well as professional fees and outside service expenses. On a consolidated basis, profit before tax was $4.6 million and we recognized a net tax benefit of $0.1 million.

	Dalian	Fayetteville & Telford	Parent Company	Consolidated
Profit (Loss) before income tax	17.3	(1.5)	(11.2)	4.6
Income tax expense (credit)	2.3	-	(2.4)	(0.1)
Profit after income tax	15.0	(1.5)	(8.8)	4.7

The amount of taxable income that the US companies must generate in order to recover the $10,168,733 deferred tax asset balance at June 30, 2009, is approximately $29,908,038 in the next 20 years.  As of June 30, 2009, the accumulated pretax loss is $35,782,999, of which $32,709,986 is incurred by the parent company, Fushi Copperweld, and only $3,073,013 incurred by our operations at Fayetteville facility. The parent company does not generate revenues and its expenses primarily include interest expenses on the High Yield Notes, stock-based compensation, changes in fair value of derivative liabilities related to Convertible Notes conversion options, hedge and warrants, as well as professional fees and outside service expenses.

U.S. operations at our Fayetteville facility experienced profits in the first three quarters of fiscal year 2008 of $1,036,996, $244,546 and $102,198 respectively. The net loss in the fourth quarter of 2008 and the first half of 2009 was mainly due to the global economy downturn, but management believes Fayetteville will be able to generate enough profit in the next 20 years to realize the deferred tax assets at that time. Furthermore, we expect to realize taxable income in future periods at our Fayetteville facility as a result of cost saving initiatives and restructuring of manufacturing and sales that begin in the fourth quarter of 2008. With these cost saving measures in place, we believe that it is possible to realize profit at current sales levels at our Fayetteville facility and that we will be well positioned to experience increased profitability when the global economic crisis subsides and sales begin to rebound to historical levels. We currently estimate that the Fayetteville facility will start generating positive annual pre-tax income in fiscal year 2010.

As a result, we did not record a valuation allowance at June 30, 2009. A valuation allowance would not cause us to violate any debt covenants.

The Company has cumulative undistributed earnings from foreign subsidiaries of approximately $115 million as of June 30, 2009, included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Net Income

	Six Months Ended June 30,		Change
(in millions)	2009	2008	Dollar	%
Net Income Before Taxes	$4.6	$16.5	$(11.9)	-72.3%
(Benefit) Provision for Income Taxes	$(0.1)	$1.7	$(1.8)	-105.0%
Net Income After Taxes	$4.7	$14.9	$(10.2)	-68.6%

Net income for the six months period ending June 30, 2009, was $4.7 million compared to $14.9 million for the comparable period in 2008, a decrease of approximately $10.2 million or 68.6%. Net income as a percentage of net sales declined from 12.7% for the prior period to 5.6%, principally a result of lower revenue and a significant non-cash loss in the change in fair value of derivative liability.

Earnings Per Share

	Six Months Ended June 30,
	2009	2008
	Unaduited	Unaudited
Net Income for Basic Earnings Per Share	4,663,617	14,851,343
Basic Weighted Average Number of Shares	27,696,388	27,201,127
Net Income per Share - Basic	0.17	0.55
Net Income for Diluted Earnings Per Share	4,663,617	14,694,402
Diluted Weighted Average Number of Shares	28,054,226	28,690,851
Net Income per Share - Diluted	0.17	0.51

Basic and diluted earnings per share (EPS) for the six months ended June 30, 2009, were $0.17 and $0.17, compared to $0.55 and $0.51 for the same period last year.

Selected Balance Sheet Data at June 30, 2009 (unaudited) and the year ended December 31, 2008:

	Selected Balance Sheet Data
	June 30, 2009	December 31, 2008	Change
(in millions)	Unaudited		Dollar	%
Cash	$49.9	$65.6	$(15.7)	-23.9%
Accounts Receivable, net	$59.6	$49.8	$9.8	19.8%
PP&E	$117.7	$119.8	$(2.1)	-1.7%
Total Assets	$287.2	$294.5	$(7.2)	-2.5%
Short Term Debt	$14.5	$27.3	$(12.8)	-46.9%
Long Term Debt	$35.7	$40.0	$(4.3)	-10.8%
Shareholders' Equity	$206.8	$203.0	$3.8	1.9%

Our financial condition continues to improve as measured by an increase of 1.9% in shareholders’ equity during the first half of 2009. Cash decreased 23.9% during the period primarily due to the repayment of $17.5 million short term loans. Accounts receivable increased 19.8% as a result of extended credit terms in 2009 to certain credible customers that have long-standing business relationships with us in order to capture increased market share. Short term debt decreased by 46.9% primarily as a result of repayments of short term loans at our PRC operation. Long term debt declined by 10.8% because $5.0 million of our outstanding $40.0 million notes was reclassified to short term debt because of a January 2010 due date on such portion of the notes.

Plant and equipment consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	43,373,862	43,418,544
Transportation equipment	4,134,392	4,138,892
Machinery and equipment	73,095,975	55,147,707
Office furniture	1,169,354	1,166,477
Construction in progress	16,752,253	33,163,330
Totals	138,626,562	137,135,676
Less accumulated depreciation	(20,943,149)	(17,374,649)
Totals	$117,683,413	$119,761,027

Construction in progress at June 30, 2009 consisted of the following:

		June 30, 2009	Commencement	Expected
No.	Project Description	(Unaudited)	Date	completion date
1	Manufacturing machinery and equipment for CCA/CCS	$3,033,509	Dec-07	Dec-09
2	Corporation administration office building	13,052,689	May-03	Dec-10
3	Manufacture building (Dalian)	630,001	Jan-08	Dec-09
4	Manufacturing machinery and equipment for CCA (Multiple)	29,972	Oct-07 thru July-09	Sep-09
5	Building attachment (Fayetteville)	6,082	Apr-09	Sep-09
	Total	$16,752,253

Construction in progress as of December 31, 2008 consisted of the following:

		December 31, 2008	Commencement	Expected
No.	Project description		date	completion date
1	Manufacturing machinery and equipment for CCA/CCS	$14,507,534	Dec-07	Dec-09
2	Corporation administration office building	12,964,718	May-03	Dec-10
3	Manufacturing machinery and equipment for CCA (Multiple)	3,298,681	Oct-07 thru Jan-08	Mar-09 thru Dec-09
4	Manufacturing machinery and equipment for CCS (Multiple)	1,775,300	Mar-07 thru Sep-08	Mar-09 thru Dec-09
5	Manufacture building	617,097	Jan-08	Dec-09
	Total	$33,163,330

At June 30, 2009, construction in progress mainly consists of $13.1 million in Tower B (corporate administration office building) located at our Dalian facility. The building consists of two towers, Tower A and Tower B. For Tower A, approximately $11 million had been recorded in construction in progress and transferred to fixed assets when management determined that the building was completed and ready for use in 2007. Tower A is currently utilized as administration offices for our Dalian facility.  Tower B began construction in May 2003 and was originally designed to be constructed as a hotel; however, construction plans were amended in 2007 to construct Tower B as solely additional office space which will be solely used by the Company instead. The Company does not expect any lease cancellation/moving expenses/impairment charges as they are not moving out of their current office space, which is Tower A. Tower B will be used as the Company’s additional office space and the Company does not plan to lease any part of Tower B to others. Total gross floor area of Tower B is approximately 13,000 square meters. Tower B is still currently under construction and is expected to be completed by December 2010.  All costs incurred relating to Tower B have all been recorded in construction in progress Project No. 2 and have not yet transferred to fixed assets. As of June 30, 2009, the total construction in progress balance related to Project No.2 is $13,052,689. The estimated costs to complete Tower B as of June 30, 2009, and December 31, 2008, were approximately $2.99 million and $3.09 million, respectively.

Construction in progress at June 30, 2009 also consists of a $3 million project of manufacturing machinery and equipment related to CCA and CCS production lines and ancillary equipment, which is used to produce CCA and CCS wire products respectively. Management believes that these CCA and CCS related machinery and equipment will be in service for a minimum of 10 years. Upon successful installation, these production lines and ancillary equipment will increase the Company’s CCA and CCS wire production capacity in Dalian which the Company believes will have a positive impact on their future cash flow through increased sales and profit. The designed/expected annual capacity of the $14.5 million machinery/equipment as of December 31, 2008 is approximately 6,000 Metric tons (not including relocated capacity between Fayetteville and Dalian facilities).  At December 31, 2008, the production capacity in Dalian was 34,800 Metric tons.  The Company believes the addition of this machinery/equipment could result in a production capacity increase of approximately 17%. The machinery and equipment is located in Dalian, China. The estimated completion date of this project is December 2009. By June 30, 2009, $12.5 million of the above mentioned machinery and equipment was completed and transferred to fixed assets. The $3 million balance as of June 30, 2009 is primarily related to relocated CCS product lines from Fayetteville facility to Dalian facility, which will add about 8,200 Metric tons of CCS capacity annually to the Dalian facility and the project is expected to be completed by the end of 2009. The estimated additional annual costs to operate and maintain the relocated machinery and equipment range from approximately $100,000 to $150,000. The estimated costs to complete this project as of June 30, 2009, and December 31, 2008 were $1.98 million and $2.34 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At June 30, 2009, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital or capital expenditure requirements for our locations outside the PRC. To mitigate the difficulties of moving funds, we plan to maintain and expand our working capital lines for Fayetteville and Telford as necessary as our sales increases and our working capital needs grow.

Under PRC Company Law and relevant rules and regulations, our PRC subsidiaries may pay dividends only out of their retained earnings/net profit, if any, calculated according to PRC accounting principles determined in accordance with PRC accounting standards, and only after accumulated losses from preceding years have been fully covered and the following appropriations have been made:

a) appropriations to the statutory surplus reserve equivalent to 10% of its net profits less any accumulated losses, as determined under PRC GAAP; no further appropriations to the statutory surplus reserve are required once this reserve reaches an amount equal to 50% of its respective registered capital;

b) appropriations to a discretionary surplus reserve as approved by the shareholders in shareholders' meeting.

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

We recognize revenue according to the shipment date to ensure that revenues are recorded in the proper period. Every sales transaction has a formal written customer order that identifies the price and quantities of the product and payment terms.

In summary, our cash flows were:

	Six Months Ended June 30,
(in millions)	2009	2008
Net cash provided by (used in) operating activities	$4.5	$(4.6)
Net cash used in investing activities	$(5.3)	$(14.7)
Net cash (used in) provided by financing activities	$(14.9)	$1.4
Effect of exchange rate on cash	$(0.0)	$4.8
Cash and cash equivalents at beginning of period	$65.6	$79.9
Cash and cash equivalents at end of period	$49.9	$66.9

For the six months ended June 30, 2009, net cash provided by operating activities was $4.5 million, which is an increase of $9.1 million from a deficit of $4.6 million for the same period in 2008, reflecting a significant improvement in operating cash flow year over year.  The favorable change is primarily attributable to decreases in accounts receivable and advance to suppliers consistent with decreased revenue, partially offset by a decrease in net income and a decrease in accounts payable.

For the six months ended June 30, 2009, net cash used in investing activities was a deficit of $5.3 million, and was primarily attributable to $5.6 million in property and equipment purchases and advances. The repairs and maintenance expense for the six months ended June 30, 2009 and 2008, amounted to $324,416 and $514,772 respectively. The repairs and maintenance expense for the three months ended June 30, 2009 and 2008 amounted to $193,998 and $223,709, respectively. We do not expect significant increases in repairs and maintenance in the future.

For the six months ended June 30, 2009, net cash provided by financing activities was a cash deficit of $14.9 million, which was primarily attributable to the repayments on $17.5 million in bank loans and a decrease in our revolving line of credit of $0.2 million partially offset by proceeds on a private placement of $1.9 million.

At June 30, 2009, our cash balance was $49.9 million compared to $66.9 million at December 31, 2008.

Days sales outstanding (DSO) has increased from 82 days at December 31, 2008, to 128 days at June 30, 2009, while days payable outstanding remains stable at 15 days as of June 30, 2009, compared to 16 days at December 31, 2008.

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2008	Six months ended June 30, 2009
Customer Payment Term	Payment in advance to 90 days	Payment in advance to 120 days
Supplier Payment Term	Payment in advance to 30 days	Payment in advance to 30 days

The increase in DSO was because we extended credit terms for P.R.C. segment in late 2008 and 2009 to certain credible customers that have long-standing business relationships with us in order to capture increased market share, which further put pressure on smaller competitors whose limited capital resources have become further strained due to the global economic crisis.  Prior to this adjustment in customer credit policies, the standard number of days we give our customers to pay is 90 days. We write off receivables specifically based on the facts we obtain about the customers’ ability to pay.

Aging Analysis of accounts receivable:

	June 30, 2009	December 31, 2008
	(Unaudited)
1-30 days	$19,383,593	$7,967,992
31-60 days	16,383,269	14,981,574
61-90 days	13,557,118	17,033,521
91-180 days	9,511,415	9,394,901
180-365 days	1,141,269	723,089
Over 365 days	-	-
Bad debts allowance	(345,983)	(318,529)
Total	$59,630,681	$49,782,548

Inventory turnover days increased from 16 days at December 31, 2008, to 53 days at June 30, 2009. Meanwhile, advance to supplier’s turnover days has decreased from 45 days at December 31, 2008, to 24 days at June 30, 2009, as we utilized the advances to purchase raw materials.

The primary reason for the increased investments in inventory is due to increased demand forecasts of our products within the P.R.C. market as a result of increased government spending related to infrastructure projects. Our principal raw materials consist of aluminum and steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affect the prices of our products and influence the demand for our products. Our decision to make advanced purchases of raw materials is mainly based upon (1) the current market price of raw materials and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) forecasted demand of our products. By securing these raw materials in advance, we believe that we are able to manage and control our cost of products.  Furthermore, due to globally depressed commodity prices, management believed there was an opportunity to lock-in lower purchase prices through increasing the deposit (advance) to suppliers which in turn lowered the average purchase price of raw materials and minimized the loss resulting from the significant decline in spot prices in the fourth quarter 2008.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at June 30, 2009:

Contractual obligations	Total	Payment due by less than 1 year	2–3 years	4-5 years	More than 5 years
Long-Term Debt Obligations-High Yield note principal	$40,000,000	$10,000,000	$30,000,000	$0	$0
Estimated variable rate interest payment related to High Yield notes (semi-annual)	$5,727,000	$2,684,531	$3,042,469	$0	$0
Long-Term Debt Obligations-SWAP settlement	$7,348,001	$2,237,123	$5,110,878	$0	$0
Long-Term Debt Obligations-Convertible note principal	$5,000,000	$0	$5,000,000	$0	$0
Estimated fixed rate interest payment related to Convertible notes(semi-annual)	$450,000	$150,000	$300,000	$0	$0
Long-Term Debt Obligations-Estimated interest upon redemption of Convertible Notes at Mature	$5,305,158	$0	$5,305,158	$0	$0
Total	$63,830,159	$15,071,654	$48,758,505	$0	$0

Assumption:

•       We will repay the HY Note strictly according to the mandatory redemption schedule defined in the HY note agreement.  Six months LIBOR as of January 21, 2009 is 1.56% and spread rate is 5.60%. The USD/CNY Spot Rate is 6.8302.

•       CB Note will not be converted and will be redeemed by January 24, 2012, the maturity date.

Legal Proceedings

On August 5, 2008, a judgment was entered in the Kuhn’s Brothers, Inc., Kuhn’s Brothers Securities Corp., and Kuhn’s Bros. & Co. Inc. (collectively “Kuhn’s”) matter awarding the plaintiffs $7.2 million which we have already accrued $7.2 million for this litigation settlement as a contingent liability in the second quarter of 2008 and allocated the amount into deferred commissions, additional paid in capital and current expenses based on the nature of each charge due to Kuhn’s as below:

Description	Amount	Accounting Treatment
Placement agent fees associated with the Copperweld acquisition and Common stock issuance and to be deducted from the proceeds and debit to additional paid-in capital	$3,487,250	Allocated to additional paid-in capital in 2008 under SAB Topic 5A.
Deferred placement agent fee related to $60 million Citadel Notes issuance	3,000,000	Being amortized over the Notes' life and $1,762,500 has been amortized as at 31 March 2009 under FAS 91.
Interests of all due placement agent fees	710,544	Expensed in 2008
Total	$7,197,794

As disclosed in the Current Report on Form 8-K filed on May 26, 2009, we entered into a Settlement and Forbearance Agreement and Release with Kuhn’s in which Kuhn’s agreed to reduce the judgment to $7,000,000 (the “Judgment”) and we agreed to withdraw the appeal.

Pursuant to the Settlement Agreement, the Judgment shall be satisfied in full no later than January 15, 2010 through a combination of cash and shares. As partial payment to reduce the Judgment, we delivered to Kuhn’s on May 21, 2009, $1,000,000 plus accrued interest (the “Escrow Payment”), which was being held in an escrow account (the “Escrow Assets”) located in the U.S. that was governed by an Escrow Agreement between us and Kuhn’s, dated October 3, 2007. This is the only cash payment to be made per the settlement agreement (cash was not transferred out of China), therefore, we do not believe that it has any material adverse effect on our liquidity. At a closing which was held on June 5, 2009 (the “Closing Date”), we (i) delivered to Kuhns a stock certificate for 100,000 shares of Common Stock (the “Initial Shares”), which had been part of the Escrow Assets, and (ii) deposited a stock certificate for 2.2 million shares of Common Stock in escrow (the “Escrow Shares”) with the Escrow Agent along with an executed stock power in blank, to be held pursuant to the Escrow Agreement. We agreed to deposit a total of 2.2 million shares of Common Stock. However, Kuhn’s can only receive proceeds from the sale of such number of Escrow Shares necessary to satisfy the Judgment, after reducing the Judgment by the Escrow Assets.  Once the Judgment has been satisfied Kuhn’s shall instruct the Escrow Agent to return any remaining Escrow Shares to us and such Escrow Shares shall be cancelled.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

Critical Accounting Policies

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

Segment reporting

For the quarter ended June 30, 2009, we adopted SFAS No. 131 (“SFAS 131”), “Disclosure about Segments of an Enterprise and Related Information,” which requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. As of June 30, 2009, the Company has two reportable segments: China and US. The China segment, through the Dalian manufacturing facility, is engaged in developing, designing, manufacturing, marketing and distributing copper-cladded bi-metallic engineered conductor products, principally copper-clad aluminum (CCA) and primarily services the Asia-Pacific region, and specifically the PRC market. The US segment, consisting of two manufacturing facilities, one in Fayetteville, Tennessee, USA and a second in Telford, England, are engaged in developing, designing, manufacturing, marketing and distributing copper-cladded bimetallic engineered conductor products, principally CCA and copper-clad steel (CCS) and primarily service the North and South American, European, Middle Eastern and North African markets.

Adoption of EITF 07-5

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” which is effective for financial statements for fiscal years beginning after December 15, 2008 and which replaced the previous guidance on this topic in EITF Issue 01-6.  Paragraph 11a of FAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception.

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

Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FAS 165, Subsequent Events [ASC 855-10-05], which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on August 10, 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 166 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact FAS 167 will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

We are primarily exposed to price risk related to our purchase of copper used in the manufacturing of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2009, and did not employ any commodity price derivatives during the six months ended June 30, 2009.

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

We recognized a foreign currency translation gain adjustment of $39,957 and $12,163,352 for the six months ended June 30, 2009 and 2008, respectively.

Interest Rate Risk

We are primarily exposed to interest rate risk arising from the 6 month LIBOR rate on which the interest rate for our Guaranteed Senior Secured Floating Rate Notes due 2012 (“HY Notes”) totaling $40 million or 50% of our total liability, is based. If there was a hypothetical 1% change in the 6-month LIBOR interest rate, the net impact to earnings would be approximately $0.4 million on an annualized basis.

In order to mitigate our exposure to volatility in interest rates and foreign currency exchange rates associated with the HY Notes, on April 10, 2007, the Company entered into a cross currency swap transaction (the “Swap”) with Merrill Lynch Capital Services, Inc. (“MLCS”). The Swap, with a notional principal value of $40 million, converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payments in arrears on July 24 and January 24 and matures the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. The Company uses this derivative instrument only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

The fair value of the Swap is determined based on our own model which reflects the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. Since its effective date, the fair value of this Swap agreement changed to a payable of $7,890,432 and $4,377,076 as of June 30, 2009, and December 31, 2008, respectively.

For the six months ended June 30, 2009, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $3,513,356. For the six months ended June 30, 2008, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $731,505, net of taxes.

For the three months ended June 30, 2009, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $751,227. For the three months ended June 30, 2008, changes in fair value of the Swap resulted in an decrease in the liability and a gain to other comprehensive income of $4,377,975, net of taxes.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 120 day trade credit to our largest customers, which tend to be well-established and large businesses, and we have not seen any major customer’s accounts receivable go uncollected beyond 180 days or experienced any material write-off of accounts receivable in the past.

Inflation Risk

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China (NBS) (www.stats.gov.cn), the change in Consumer Price Index (CPI) in China was 1.5%, 4.7% and 5.9% in 2006, 2007 and 2008, respectively. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.   Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

As part of the evaluation and assessment process, when any change in internal control over financial reporting is made that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting,  management is required to disclose such changes.

During the second quarter, we addressed the material weakness disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”).  The identified material weakness was related to specific instances of management’s override of control over cash disbursements. Our control system governing cash disbursement practices were adequately designed, faithfully implemented and properly documented. However, there occurred instances that management was able to override these controls and did not maintain segregation of duties within our business operations.   For example, our CEO approved certain payments to our vendors. However, our Accounting Department Manager overrode the controls and instructed the cashier to wire money to a payee which was not consistent with the originally approved payee when the original payee contacted the Accounting Department Manager and requested payment to their subsidiary.  In response, we have taken the following remedial measures to rectify these instances:

•	We reorganized and established clear roles, responsibilities and accountability to our financial reporting structure starting from management to staff;
•	We reorganized the cash disbursement process by including staff from different departments to ensure adequate segregation of duties; and
•
We increased the level of awareness of designed controls and have established a more effective control environment by communicating to management that under no circumstance can the controls be overridden going forward.

Additionally, we addressed the significant deficiency noted in our Form 10-K.  The deficiency that was identified was that the Company’s controls were not effective to ensure the accurate and timely accounting for, and the disclosure of fixed assets at the end of the monthly closing process, which was directly related to certain construction in progress (“CIP”).  This resulted in a failure to maintain effective controls over the financial closing process.  CIP was not being moved and accounted for as PPE until the closing of the quarter, when it should have been moved and accounted for as PPE at the close of each month during the quarter.  During the second quarter 2009, we addressed the identified significant deficiency by implementing and putting in place additional controls to continuously improve our period-end closing procedures to ensure account reconciliations and analyses are adequately reviewed for completeness and accuracy on a monthly basis to timely identify adjustments to re-classify completed projects as depreciable fixed assets.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On November 27, 2006, Kuhns Brothers, Inc., Kuhns Brothers Securities Corp. and Kuhns Brothers & Co. (collectively, “Kuhns”) filed a lawsuit against us alleging a breach of an engagement letter, dated May 27, 2005, between us and Kuhns.  On August 5, 2008, a judgment was entered against us in the amount of $7,197,794, plus interest and attorneys fees, which we subsequently appealed.

On May 19, 2009 (the “Execution Date”), we entered into a Settlement and Forbearance Agreement and Release (the “Settlement Agreement”) with Kuhns, in which Kuhns agreed to reduce the judgment to $7,000,000 (the “Judgment”) and we agreed to withdraw the appeal.  In the second quarter of 2008, we accrued a $7.2 million contingent liability for this litigation settlement as a contingent liability in the second quarter of 2008 and allocated the amount between equity and expenses accordingly.  On the Execution Date, we also entered into an Escrow Agreement (the “Escrow Agreement”), among the Company, Kuhns and Continental Stock Transfer & Trust Company, as Escrow Agent (the “Escrow Agent”).

Pursuant to the Settlement Agreement, the Judgment shall be satisfied in full no later than January 15, 2010 through a combination of cash and shares. As partial payment of the Judgment, we paid to Kuhns on May 21, 2009, $1,000,000 plus accrued interest of $29,922.61(the “Escrow Payment”), which had been held in an escrow account (the “Escrow Assets”), that was governed by an escrow agreement between us and Kuhns, dated October 3, 2007.  At a closing which was held on June 5, 2009 (the “Closing Date”), we (i) delivered to Kuhns a stock certificate for 100,000 shares of Common Stock (the “Initial Shares”), which had been part of the Escrow Assets, and (ii) deposited a stock certificate for 2.2 million shares of Common Stock in escrow (the “Escrow Shares”) with the Escrow Agent along with an executed stock power in blank, to be held pursuant to the Escrow Agreement. While we deposited a total of 2.2 million shares of Common Stock, Kuhns can only receive proceeds from the sale of such number of Escrow Shares necessary to satisfy the Judgment, after reducing the Judgment by the Escrow Assets.  Once the Judgment has been satisfied, Kuhns shall instruct the Escrow Agent to return any remaining Escrow Shares to us and such Escrow Shares shall be cancelled. The Company may pre-pay the balance of the Judgment to Kuhns at any time without any pre-payment penalty.  If at any time prior to January 15, 2010, the Company (i) prior to any sales of Escrow Shares, prepays the entire outstanding balance of the Judgment, or (ii) taking into account the cash proceeds received by Kuhns for sales of Escrow Shares up to such time, pays the remaining balance of the Judgment to Kuhns, then any remaining Escrow Shares shall be released to the Company and cancelled.  Upon payment in full of the Judgment, Kuhns shall deliver to the Company a satisfaction of Judgment.

The Judgment has been reduced by (i) the amount of the Escrow Payment; and shall be reduced further by (ii) the Initial Share Value (as described in more detail below), (iii) the amount of cash proceeds received by Kuhns from sales of the Escrow Shares, or their delivery to Kuhns as restricted shares if there is not an effective registration statement covering such Escrow Shares; and/ or (iv) any other payments made to Kuhns by the Company.  Kuhns shall continue to have all rights as a Judgment creditor, subject to its forbearance obligations pursuant to the Settlement Agreement, until the Judgment is satisfied.

On or prior to the thirtieth day after the Closing Date, the Company was obligated to file a registration statement on Form S-3 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “Securities Act”) to register the Initial Shares and Escrow Shares for resale, so that they may be sold in the public markets in accordance with the Escrow Agreement.  The Company shall use its best efforts to have the Registration Statement declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event no later than 120 days from the Closing Date (the “Registration Deadline”). The registration statement of which this prospectus forms a part, registers for resale the Initial Shares and Escrow Shares.

The Judgment has been reduced by $343,084, the Initial ShareValue, which amount was equal to forty percent (40%) of the VWAP for the ten trading days before the Closing Date multiplied by 100,000.  However, if the Registration Statement is declared effective by the Registration Deadline and it remains effective through the earlier of (i) the sale of the Initial Shares or (ii) December 31, 2009, the Judgment shall instead by reduced by ninety percent (90%) of the VWAP for the ten trading days before the effective date of the Registration Statement.

In the event the Registration Statement is declared effective, then, upon written notice to the Escrow Agent, the Escrow Agent will deposit the Escrow Shares into a brokerage account and will thereafter sell the Escrow Shares in such amounts and at such times as Kuhns directs.  The Judgment shall be reduced by an amount equal to the cash proceeds distributed by the Escrow Agent to Kuhns in connection with sales of the Escrow Shares.  The Escrow Shares shall be sold in this manner until such time as the Judgment, including any accrued interest, has been paid in full.  Kuhns shall use its reasonable efforts to direct the sale of the Escrow Shares resulting in full payment of the Judgment by January 15, 2010.  If the Company fails to meet the Registration Deadline, but causes a Registration Statement to be declared effective by October 31, 2009, the Judgment shall instead by further reduced by an amount equal to ninety percent (90%) of the cash proceeds distributed by the Escrow Agent to Kuhns in connection with sales of the Escrow Shares.

In the event that (i) the Company’s Registration Statement is not declared effective by the Registration Deadline and (ii) for so long as the Registration Statement is not effective subsequent to the Registration Deadline, the Current Judgment Amount as defined in the Settlement Agreement shall accrue interest at the rate of eighteen percent per annum.  In addition, upon such events, Kuhns shall be entitled to receive Escrow Shares from the Escrow Agent (the “Restricted Shares”) in such amounts, and at such times, as it determines until the Judgment is satisfied.  The Current Judgment Amount as defined in the Settlement Agreement shall thereupon be reduced by the restricted share value, which shall mean an amount equal to fifty percent (50%) of the daily volume weighted average price of the Common Stock on the Nasdaq Global Select Market as reported by Bloomberg (“VWAP”) for the ten trading days before the date of delivery of the Restricted Shares to Kuhns.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 have not materially changed as of June 30, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s 300,000 Series A, Series B and Series C Warrants in the aggregate (the “Warrants”), originally issued on February 23, 2009, were amended and restated on June 30, 2009. The Warrants were amended to remove certain cash redemption clauses resulting in a reclassification of the Warrants from a derivative liability to additional paid in capital. No consideration was paid to the Company or to the holders of the Warrants in connection with the amendment of the Warrants. A form of the Amended and Restated Warrant is attached as Exhibit 4.1 to this Quarterly Report on Form 10-Q.

Item 3.  Defaults Upon Senior Securities

Our subsidiary, Copperweld Bimetallics, LLC maintains a revolving line of credit with Wells Fargo Bank.  Pursuant to the terms of the revolving line of credit, availability is the lower of $12.8 million or the collateral balances. The outstanding balance was $4,489,366 and $4,712,075 at June 30, 2009 and December 31, 2008, respectively.

The asset-based revolving line of credit with Wells Fargo contains various covenants that may limit Copperweld’s discretion in operating its business. These covenants include limitations on Coppwerweld’s ability to declare or pay dividends or distribute equity interest, make acquisitions, dispose of assets, incur additional indebtedness, incur guarantee obligations, create liens, pledge or encumbrances, make investments, engage in mergers, change the nature of its business or engage in certain transactions with a related party, enter into operating leases or incur obligations on capital expenditures. In addition, Copperweld is required to comply with certain financial covenants that are reported on a quarterly basis, including maintenance of a fixed charge coverage ratio of at least 1.0 to 1.0 and maintenance of a tangible net worth of 4.4 million starting from January 31, 2009.

For both quarters ended on June 30, 2009 and March 31, 2009, Copperweld reported a negative fixed charge ratio due to the loss incurred on a rolling 12 months basis, thus Copperweld was in violation of maintaining a fixed charge ratio of at least 1.0 to 1.0. This was the sole violation of the covenant under the terms of the revolving line of credit agreement with Wells Fargo.  On May 6, 2009, Wells Fargo exercised its right to implement the 2% additional default rate of interest effective April 1, 2009, for the covenant violation as of March 31, 2009.

Copperweld is currently in discussions with Wells Fargo Bank regarding the existing defaults, and a possible modification of certain of the borrowing terms and existing covenants under the line of credit.

We will not be in compliance with the fixed charge ratio for the quarter ended September 30, 2009. Fixed charge ratio is calculated based on rolling 12 months net income (loss) and Copperweld is still picking up 2008’s loss to calculate Q3’s fixed charge ratio.

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Stockholders was held on May 14, 2009.  At the Annual Meeting, (i) each of the six nominees was elected to serve as a director until the end of their respective terms and (ii) the appointment of Moore Stephens Wurth Frazer and Torbet, LLP, as our independent public accountants, was ratified by the stockholders. The election results are as follows:

Election of Six Directors (Proposal No. 1):

Name	For	Withheld
Li Fu	17,297,793	890,216
Wenbing Christopher Wang	16,996,107	1,191,902
Barry Raeburn	17,297,793	890,016
Feng Bai	17,005,097	1,182,912
Jiping Hua	17,005,097	1,182,912
John Francis Perkowski	17,005,097	1,182,912

Ratification of Appointment of Independent Registered Public Accountants (Proposal No. 2):

For	Against	Abstain
18,184,193	2,366	1,450

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document Description
4.1	Form of Amended and Restated Warrant

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Condensed Parent-Only Financial Statements of Fushi Copperweld, Inc. under Schedule I of Article 5-04 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSHI COPPERWELD, INC.

Date: August 10, 2009	By:	/s/ Wenbing Chris Wang

Name: Wenbing Chris Wang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description
4.1	Form of Amended and Restated Warrant

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99.1	Condensed Parent-Only Financial Statements of Fushi Copperweld, Inc. under Schedule I of Article 5-04 of Regulation S-X.