Form 10-Q
period 2009-09-30
Fushi Copperweld, Inc.
filed 2009-11-09
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2009

or

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

______________________________________________________________________
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

As of November 6, 2009 the registrant had 29,715,294 shares of common stock outstanding.

 TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED  BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash	$60,009,611	$65,611,770
Restricted cash	-	1,000,000
Accounts receivable, trade, net of allowance of bad debt of $1,181,365 and $318,529 as of September 30, 2009 and December 31, 2008, respectively	69,052,683	49,782,548
Inventories	10,657,786	6,977,852
Other receivables and prepaid expenses	656,439	1,041,273
Advances to suppliers	5,164,959	20,261,585
Deposit in derivative hedge	1,000,000	1,000,000
Prepaid taxes	-	670,805
Total current assets	146,541,478	146,345,833

PLANT AND EQUIPMENT, net	115,610,582	119,761,027

OTHER ASSETS:
Advances to suppliers, non-current	5,862,776	4,022,879
Notes receivables, non-current	729,106	799,106
Intangible assets, net of accumulated amortization	12,042,501	12,406,920
Deferred loan expense, net	2,500,375	3,317,725
Deferred tax assets	11,057,111	7,804,027
Total other assets	32,191,869	28,350,657

Total assets	$294,343,929	$294,457,517

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolver line of credit	$3,988,509	$4,712,075
Accounts payable, trade	3,335,847	7,204,156
Notes payable, current	10,000,000	5,000,000
Short-term bank loans	-	17,588,400
Other payables and accrued liabilities	8,385,214	4,751,460
Extinguished convertible note liabilities	6,060,000	-
Customer deposits	297,533	542,540
Taxes payable	3,314,803	-
Cross currency hedge payable	1,071,557	104,324
Obligation under capital lease, current	68,976	-
Loan from shareholder	4,553,731	-
Total current liabilities	41,076,170	39,902,955

LONG-TERM LIABILITIES:
Notes payable, non-current	25,000,000	40,000,000
Obligation under capital lease, non-current	174,046	-
Fair value of derivative instrument	7,652,664	4,377,076
Total long-term liabilities	32,826,710	44,377,076

Total liabilities	73,902,880	84,280,031

COMMITMENTS AND CONTINGENCIES		7,197,794

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, September 30, 2009: 30,543,716 shares issued and 28,343,716 outstanding December 31, 2008: 27,499,034 shares issued and 27,399,034 outstanding	170,063	164,395
Restricted common stock in escrow	13,200	600
Additional paid in capital	105,197,671	91,172,890
Common stock subscription receivable	(5,919,597)	-
Statutory reserves	14,979,861	12,316,147
Retained earnings	88,450,844	78,613,158
Accumulated other comprehensive income	17,549,007	20,712,502
Total shareholders' equity	220,441,049	202,979,692

Total liabilities and shareholders' equity	$294,343,929	$294,457,517

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

REVENUES	$47,676,346	$63,823,927	$131,234,427	$180,369,083

COST OF GOODS SOLD	32,506,879	46,931,400	93,672,906	131,996,263

GROSS PROFIT	15,169,467	16,892,527	37,561,521	48,372,820

OPERATING EXPENSES
Selling expenses	1,078,158	1,223,087	3,366,719	3,274,048
General and administrative expenses	3,510,034	3,418,704	9,747,637	11,335,948
Total operating expenses	4,588,192	4,641,791	13,114,356	14,609,996

INCOME FROM OPERATIONS	10,581,275	12,250,736	24,447,165	33,762,824

OTHER INCOME (EXPENSE)

Interest income	76,094	176,830	242,717	529,651
Interest expense	(1,201,014)	(1,800,738)	(4,150,086)	(7,386,274)
(Loss) gain on derivative instrument	(1,199,438)	(32,482)	(1,581,812)	322,708
Gain on convertible note extinguishment	3,842,935	-	3,842,935	-
Change in fair value of derivative liability - warrants	-	-	(752,114)	-
Change in fair value of derivative liability - conversion option	(2,058,352)	-	(7,181,198)	-
Other income (expense)	53,421	(71,653)	(193,061)	(179,655)
Total other expense, net	(486,354)	(1,728,043)	(9,772,619)	(6,713,570)

INCOME BEFORE INCOME TAXES	10,094,921	10,522,693	14,674,546	27,049,254

PROVISION FOR INCOME TAXES	899,988	1,475,743	815,996	3,150,962

NET INCOME	9,194,933	9,046,950	13,858,550	23,898,292

OTHER COMPREHENSIVE INCOME
Unrealized gain on marketable securities	-	-	-	22,301
Foreign currency translation adjustment	72,136	1,899,163	112,093	14,062,515
Change in fair value of derivative instrument	237,768	3,940,908	(3,275,588)	3,209,403

COMPREHENSIVE INCOME	$9,504,837	$14,887,021	$10,695,055	$41,192,511

EARNINGS PER SHARE:
Basic	$0.33	$0.33	$0.50	$0.88
Diluted	$0.31	$0.31	$0.48	$0.83

WEIGHTED AVERAGE SHARES:
Basic	28,084,416	27,387,302	27,827,152	27,263,638
Diluted	29,206,508	28,446,786	28,676,832	28,601,237

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,858,550	$23,898,292
Adjustments to reconcile net income provided by (used in) operating activities:
Bad debt expense	862,302	355,293
Inventories write-off	119,133	-
Reserve for inventories	62,914	401,646
Depreciation	7,191,842	4,728,235
Loss on sale of property and equipment	117,430	-
Deferred taxes	(3,253,085)	(1,295,286)
Amortization of intangible assets	357,449	256,722
Amortization of loan commission	817,349	2,525,756
Interest penalty	-	710,544
Amortization of stock compensation expense	1,108,254	1,437,557
Loss (gain) on derivative instrument	1,581,812	(322,708)
Gain on convertible note extinguishment	(3,842,935)	-
Change in fair value of derivative liability - conversion option	7,181,198	-
Change in fair value of derivative liability - warrants	752,114	-
Investment loss on marketable securities	-	16,158
Change in operating assets and liabilities
Accounts receivable	(20,177,587)	(24,965,036)
Inventories	(3,756,514)	(7,885,132)
Other receivables and prepayments	501,770	1,092,497
Advances to suppliers – current	15,073,210	(22,061,823)
Accounts payable	(3,839,555)	2,521,359
Other payables and accrued liabilities	(2,863,124)	(2,737,772)
Customer deposits	(250,861)	528,731
Taxes payable	3,984,006	960,752
Net cash provided by (used in) operating activities	15,585,672	(19,834,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	-	2,983,842
Payments on derivative instrument	(614,580)	-
Proceeds from derivative instrument	-	973,556
Deposit in derivative hedge	-	(1,000,000)
Purchase of land use right	-	(1,687,468)
Proceeds from sale of property and equipment	424,444	-
Purchases of property and equipment	(3,292,007)	(15,540,210)
Net of refund and (payments) on prepayment of equipment	(1,877,177)	(3,148,802)
Net cash used in investing activities	(5,359,320)	(17,419,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Release of restricted cash	1,000,000	-
Net (payments) borrowings on revolver line of credit	(723,566)	2,279,289
Proceeds from short-term bank loans	-	16,908,000
Proceeds from shareholder loan	4,552,000	-
Payments on short-term bank loans	(17,553,600)	(17,268,032)
Payment on capital lease obligation	(23,575)	-
Payment of high yield notes payable	(5,000,000)	-
Proceeds from exercise of stock warrants	-	139,394
Proceeds on issuance of common stock and warrants	1,920,000	-
Net cash (used in) provided by financing activities	(15,828,741)	2,058,651

EFFECT OF EXCHANGE RATE ON CASH	230	5,323,298

DECREASE IN CASH	(5,602,159)	(29,871,348)

CASH, beginning of period	65,611,770	79,914,758

CASH, end of period	$60,009,611	$50,043,410

Supplemental cash flow disclosures:
Interest paid	$3,650,785	$5,895,129
Income tax paid	$3,609,505	$2,907,756

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common stock
	Shares outstanding		Shares In escrow		Additional	Common stock	Retained earnings		Accumulated
	Number	Par	Number	Par	paid in	subscription	Statutory	Unrestricted	comprehensive
	of shares	value	of shares	value	capital	receivable	reserves	earnings	income (loss)	Totals

BALANCE, December 31, 2007	25,211,304	$151,268	100,000	$600	$77,665,064	$	$8,321,726	$54,133,070	$4,015,930	$144,287,658

CB transfer to common stock @$7.00	2,142,857	12,857			14,987,143					15,000,000
Adjustment to shares outstanding	4,851	29			(29)					-
Exercise of warrants for cash @ $3.11	44,873	270			139,124					139,394
Stock compensation expense					1,437,557					1,437,557
Net income								23,898,292		23,898,292
Allocation of APIC due to Kuhn's litigation					(3,487,250)					(3,487,250)
Adjustment to statutory reserve							3,254,932	(3,254,932)		-
Change in fair value of derivative instrument									3,209,403	3,209,403
Foreign currency translation gain									14,062,515	14,062,515
Reverse unrealized loss on marketable securities									22,301	22,301

BALANCE, September 30, 2008 (unaudited)	27,403,885	164,424	100,000	600	90,741,609	-	11,576,658	74,776,430	21,310,149	198,569,870

Adjustment to shares outstanding	(4,851)	(29)			29					-
Stock compensation expense					431,252					431,252
Net income								4,576,217		4,576,217
Adjustments to statutory reserve							739,489	(739,489)		-
Change in fair value of derivative instrument									928,917	928,917
Foreign currency translation loss									(1,526,564)	(1,526,564)

BALANCE, December 31, 2008, as previously reported	27,399,034	164,395	100,000	600	91,172,890	-	12,316,147	78,613,158	20,712,502	202,979,692

Cumulative effect of reclassification of conversion option								(1,357,150)		(1,357,150)
BALANCE, January 1, 2009, as adjusted (unaudited)	27,399,034	164,395	100,000	600	91,172,890	-	12,316,147	77,256,008	20,712,502	201,622,542

Shares issued for cash @ $4.80	400,000	2,400			1,706,157					1,708,557
Shares issued for convertible note extinguishment @ $9.80	440,529	2,643			3,997,357					4,000,000
Shares placed in escrow (subscription receivable)			2,200,000	13,200	6,249,481	(6,262,681)				-
Shares removed from escrow as payment of liability	100,000	600	(100,000)	(600)		343,084				343,084
Reclassification of derivative liability-warrant to equity					963,557					963,557
Exercise of stock option	4,153	25			(25)					-
Stock compensation expense					1,108,254					1,108,254
Net income								13,858,550		13,858,550
Adjustment to statutory reserve							2,663,714	(2,663,714)		-
Change in fair value of derivative instrument									(3,275,588)	(3,275,588)
Foreign currency translation gain									112,093	112,093

BALANCE, September 30, 2009 (unaudited)	28,343,716	$170,063	2,200,000	$13,200	$105,197,671	$(5,919,597)	$14,979,861	$88,450,844	$17,549,007	$220,441,049

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
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
 SEPTEMBER 30, 2009
(Unaudited)

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

In accordance with the interpretation of Generally Accepted Accounting Principles (GAAP), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability.  All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes.

Fushi International owns 0% of Dalian Fushi; however, pursuant to the Entrusted Management Agreement, Voting Proxy Agreement and the Share Pledge Agreement (collectively, “Restructuring Agreements”) reached by Fushi International, Dalian Fushi and its registered shareholders in 2005, Fushi International has full control over Dalian Fushi’s remaining operations and financial affairs as a result. Fushi International is the primary beneficiary of Dalian Fushi, thus Dalian Fushi is a 100% VIE of Fushi International, which means 100% Voting Rights and 100% Financial Obligation to Fushi International. Thus Dalian Fushi is considered a Variable Interest Entity (“VIE”) and is consolidated within the financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

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

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling costs which totaled $562,051 and $530,891 for the three months ended September 30, 2009 and 2008, respectively, and $1,547,274 and $1,585,406 for the nine months ended September 30, 2009 and 2008, respectively.

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

The consolidated balance sheet amounts with the exception of equity at September 30, 2009, were translated at 6.826 RMB and £0.625 to $1.00, respectively. The consolidated balance sheet amounts with the exception of equity at December 31, 2008, were translated at 6.823 RMB and £0.684 to $1.00. The average translation rates applied to the consolidated income and cash flow statement amounts for nine months ended September 30, 2009, were 6.832 RMB and £0.648 to $1.00, respectively.

Cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United Kingdom (“UK”) and the USA.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed deposit insurance limits for the banks located in the United States and UK. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2009, the Company had deposits in excess of federally insured limits totaling $59,368,494. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

Restricted cash

Restricted cash consists of monies placed in escrow for the Kuhns lawsuit settlement. On May 21, 2009, the Company delivered $1,000,000 plus accrued interest (the “Escrow Payment”) as partial payment to reduce the settlement liability owed to Kuhns pursuant to the Settlement Agreement signed on May 19, 2009. See Note 18 for details.

Additional product sales information

The Company has expanded its geographic sales area from the Chinese domestic market to the international market. The following chart shows that sales were spread across international markets during the nine months ended September 30, 2009 and 2008 as follows:

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
China	$103,028,466	$125,585,203
USA	21,692,506	38,650,665
Europe	3,357,305	8,177,409
Other countries	3,156,150	7,955,806
Total sales	$131,234,427	$180,369,083

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

The following chart shows that sales were spread across international markets during the three months ended September 30, 2009 and 2008 as follows:

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
China	$38,817,579	$45,725,853
USA	6,758,832	12,705,837
Europe	1,414,149	2,305,901
Other countries	685,786	3,086,336
Total sales	$47,676,346	$63,823,927

Major customers and suppliers

Ten major customers accounted for 27% and 19% of sales for the nine months ended September 30, 2009 and 2008, respectively, and 27% and 17% of net sales for the three months ended September 30, 2009 and 2008, respectively. Total receivable balance due from the top ten customers at September 30, 2009 and December 31, 2008 amounted to $19,803,794 and $11,838,214, respectively.

Five major suppliers provided approximately 72% and 63% of the Company’s raw materials for the nine months ended September 30, 2009 and 2008, respectively, and 52% and 63% of the Company’s raw materials for the three months ended September 30, 2009 and 2008, respectively. At September 30, 2009, advances to the Company’s major five suppliers were $1,261,067, all of which was current. At December 31, 2008, advances to the Company’s major five suppliers were $20,111,644, all of which was current.

Accounts receivables

During the normal course of business, the Company extends unsecured credit to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of September 30, 2009 and December 31, 2008, management concluded its allowance for bad debts was sufficient.

Inventories

Inventories are stated at the lower of cost or market using a weighted average method. Inventories consist of raw materials, work in process, finished goods and packing materials. Raw materials consist of copper, aluminum and steel used in production. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling for raw material costs are also included in the cost of inventories.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

Derivative instrument

Effective January 1, 2009, the Company began disclosing qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments. The Company uses a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on its variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge. The Company accounts for this interest rate swap at fair value for hedge accounting treatment. The above derivative qualifies for hedge accounting, changes in the fair value effective portion is reported in accumulated other comprehensive income, net of related income tax effects. Amounts included in accumulated other comprehensive income are reclassified into earnings when the hedged transaction affects earnings.

At the inception of the transaction, the Company documented the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income. See Note 12 for additional information related to the instrument.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under GAAP requirements. The convertible note issued in 2007 did not require bifurcation or result in liability accounting. However, with the adoption of amended GAAP requirements in first quarter of 2009, the embedded conversion feature was bifurcated from its host instrument and accounted for separately as a derivative liability. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

The Company adopted Fair Value Measurements on January 1, 2008 which defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement. Receivables, payables, notes, loans, and derivatives all meet the definition of financial instruments. The carrying amounts reported in the balance sheets for accounts receivable, notes receivable, accounts payable, other payables, and short term bank loans qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination and their expected realization and, if applicable, the stated interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

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

Other than as listed below, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

During 2007, the Company borrowed $40,000,000 in the form of a high yield debenture note with a floating rate. As of September 30, 2009, the outstanding principal of the high yield debenture note amounted to $35,000,000. The Company used Level 3 inputs for its valuation methodology for the notes payable, and their fair values are determined using cash flows discounted at relevant market interest rates in effect at the period close since there is no observable market price.

As of September 30, 2009, the Company had a derivative instrument with a carrying value of approximately $7.7 million. The Management calculated the fair value of the derivative instrument using Level 3 inputs since there is no observable market price.

	Carrying Value September 30, 2009 (Unaudited)	Fair Value Measurements September 30, 2009 Using Fair Value Hierarchy (Unaudited)
		Level 1	Level 2	Level 3
Derivative instrument	$7,652,664			$7,652,664

Derivative liability

Using the criteria under GAAP, a contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative liability – warrants or conversion option and change in fair value of derivative instrument.”

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

Prior to January 1, 2009, the conversion option embedded in the Company’s $5,000,000 convertible notes was not separately accounted for as a derivative instrument liability.  However, effective January 1, 2009, the conversion option met the criteria of a derivative instrument liability because it required that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed’ criteria in that issue.  As a result, the Company is now required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to income.

The cumulative effect of this change in accounting principle of $1,357,150 has been recognized as a reduction of the opening balance of Retained Earnings as January 1, 2009.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s consolidated balance sheet as of December 31, 2008 and the amounts that would have been recognized if the Convertible Notes had been accounted for as a derivative instrument liability from the issuance date.

For the nine months ended September 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $7,181,198 and $0, respectively. For the three months ended September 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $2,058,352 and $0, respectively.

For the nine months ended September 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $752,114 and $0, respectively. For the three months ended September 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $0 and $0, respectively.

Stock-based compensation

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all cost of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.  Total interest capitalized for the nine months ended September 30, 2009 and 2008 amounted to $1,350 and $67,976, respectively. Total interest capitalized for the three months ended September 30, 2009 and 2008 was $0 and $5,164, respectively.

If a cost does not extend an assets useful life, increase its productivity, improve its operating efficiency or add additional production capacity, the cost is regarded as repairs and maintenance and recognized as an expense as incurred; if it does, the cost is regarded as major renewals and betterments and capitalized.  For the nine and three months ended September 30, 2009 and 2008, there were no amounts expended for major renewals and betterments that were capitalized.

Repairs and maintenance expense for the nine months ended September 30, 2009 and 2008, amounted to $391,809 and $707,564, respectively, and the three months ended September 30, 2009 and 2008 amounted to $66,696 and $192,792, respectively.

Long-lived assets

The Company evaluates the carrying value of long-lived assets each reporting. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there were no impairments of its long-lived assets.

Intangible assets

Land use rights – land in the People’s Republic of China is government owned. However, the government grants “land use rights." The Company amortizes land use rights on a straight line basis over the 50 year life.

Patents – Patents are stated at cost, less accumulated amortization. The Company amortizes patents on a straight line basis over 7-15 years.

The Company evaluates intangible assets for impairment, at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of September 30, 2009 and December 31, 2008, there was no impairment of intangible assets.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
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

Research and development costs are recorded in general and administrative expenses. Research and development costs were $138,155 and $271,930 for the nine months ended September 30, 2009 and 2008, respectively, and $30,454 and $116,890 for the three months ended September 30, 2009 and 2008, respectively.

Earnings per share

The Company reports earnings per share and present both basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. For the nine and three months ended September 30, 2009 and 2008, the Company properly excluded options, warrants and convertible notes with anti-dilutive effects from the diluted earnings per share calculation.

Income taxes

The provision for income taxes consists of taxes currently due plus deferred taxes. The recognition of deferred income tax liabilities and assets for the estimated future tax effects is attributable to temporary differences and operating loss and tax credit carryforwards. Deferred tax liability or asset attributable to temporary differences is accounted for using the balance sheet liability method in respect of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Deferred tax expense or benefit is the change during the year in deferred tax liabilities and assets.  Deferred taxes are determined separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. Deferred tax liability or asset is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. Deferred tax assets are reduced by a valuation allowance   if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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

Segment Reporting

The Company uses a “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has two reportable segments, China and U.S. (See Note 19).

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

Recently issued accounting pronouncements

In December 2007, the FASB issued revised business combinations guidance. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations..The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted the guidance and believes that if the Company consummated a business combination transaction, the Company’s adoption of the guidance would have a material impact on the consolidated financial statements.

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Note 3 - Accounts receivable

Accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Trade accounts receivable	$70,234,048	$50,101,077
Allowance for bad debts	(1,181,365)	(318,529)
Trade accounts receivable, net	$69,052,683	$49,782,548

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

The following table consists of allowance for doubtful accounts.

Allowance for doubtful accounts at December 31, 2007	$135,418
Reserve adjustment	355,293
Accounts receivable write off	(9,426)
Effect of foreign currency translation	16,920
Allowance for doubtful accounts at September 30, 2008 (Unaudited)	498,205
Reserve adjustment	(176,826)
Accounts receivable write off	8,333
Effect of foreign currency translation	(11,183)
Allowance for doubtful accounts at December 31, 2008	318,529
Reserve adjustment	862,302
Accounts receivable write off	-
Effect of foreign currency translation	534
Allowance for doubtful accounts at September 30, 2009 (Unaudited)	$1,181,365

Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$6,149,824	$3,929,585
Work in process	2,238,037	1,337,703
Finished goods	2,493,326	1,832,511
Scrap	-	38,540
Totals	10,881,187	7,138,339
Less allowance for obsolete inventory	(223,401)	(160,487)
Totals	$10,657,786	$6,977,852

The following table consists of allowance for obsolete inventory:

Allowance for obsolete inventory at December 31, 2007	$63,594
Reserve adjustment	401,646
Allowance for obsolete inventory at September 30, 2008 (Unaudited)	465,240
Reserve adjustment	(304,753)
Allowance for obsolete inventory at December 31, 2008	160,487
Reserve adjustment	62,914
Allowance for obsolete inventory at September 30, 2009 (Unaudited)	$(223,401)

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

Note 5 - Plant and equipment

Plant and equipment consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	43,662,801	43,418,544
Transportation equipment	4,177,659	4,138,892
Machinery and equipment	73,131,989	55,147,707
Office furniture	1,169,789	1,166,477
Construction in progress	16,865,916	33,163,330
Totals	139,108,880	137,135,676
Less accumulated depreciation	(23,498,298)	(17,374,649)
Totals	$115,610,582	$119,761,027

Construction in progress at September 30, 2009, consisted of the following:

		September 30, 2009	Commencement	Expected Completion
No.	Project Description	(Unaudited)	Date	Date
1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$3,081,574	Dec-07	Mar-10
2	Corporation administration office building	13,143,496	May-03	Dec-10
3	Manufacture building (Dalian)	630,346	Jan-08	Dec-09
4	Manufacturing machinery and equipment for CCA	10,500	Jul-09	Mar-10
	Total	$16,865,916

Construction in progress as of December 31, 2008 consisted of the following:

		December 31,	Commencement	Expected Completion
No.	Project Description	2008	Date	Date
1	Manufacturing machinery and equipment for CCA/CCS	$14,507,534	Dec-07	Dec-09
2	Corporation administration office building	12,964,718	May-03	Dec-10
3	Manufacturing machinery and equipment for CCA (Multiple)	3,298,681	Oct-07 thru Jan-08	Mar-09 thru Dec-09
4	Manufacturing machinery and equipment for CCS (Multiple)	1,775,300	Mar-07 thru Sep-08	Mar-09 thru Dec-09
5	Manufacture building	617,097	Jan-08	Dec-09
	Total	$33,163,330

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

The decrease in the construction in progress balance for the nine months period ended September 30, 2009 is primarily related to $12.5 million of machinery and equipment (Project No. 1) that was deemed completed through its installation and testing process during the first quarter.  As a result, the machinery and equipment was then transferred from construction in progress to depreciable fixed assets. The estimated costs to complete Project No. 1 (Manufacturing Machinery and Equipment) as of September 30, 2009, and December 31, 2008 were $1.99 million and $2.34 million, respectively.  The estimated costs to complete Project No. 2 (Tower B) as of September 30, 2009, and December 31, 2008 were $2.91 million and $3.09 million, respectively.

The change in plant and equipment is as follows:

Plant and equipment
Balance as of December 31, 2008	$137,135,676
Acquired through cash payment	428,436
Acquired from advanced payments	2,826,979
Acquired from accounts payable	36,593
Acquired from debt receivable	40,984
Acquired through capital lease	266,598
Fixed assets transferred from CIP	19,614,826
CIP transferred to fixed assets	(19,614,826)
Disposal	(1,697,892)
FX rate effect	71,506
Balance as of September 30, 2009 (Unaudited)	$139,108,880

Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $7,191,842 and $4,728,235, respectively, and the three months ended September 30, 2009 and 2008 amounted to $2,579,437 and $1,701,814, respectively.

Note 6 – Advances to suppliers

Advances on purchases are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Advances for inventories – current	$5,164,959	$20,261,585
Advances for equipment – non current	5,862,776	4,022,879
Total advances to suppliers	$11,027,735	$24,284,464

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

Note 7 – Intangible assets

Intangible assets consist of land use rights and patents. Intangible assets consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Patents	$1,754,162	$1,755,025
Land use rights	12,471,280	12,478,090
Total:	14,225,442	14,233,115
Less: accumulated amortization	(2,182,941)	(1,826,195)
Intangible assets, net	$12,042,501	$12,406,920

Amortization expense for the nine months ended September 30, 2009 and 2008 amounted to $357,449 and $256,722, and for the three months ended September 30, 2009 and 2008 amounted to $119,166 and $98,071, respectively.

Estimated amortization expense for each of the years ended is as follows:

September 30,	Amount
2010	$476,598
2011	476,598
2012	476,598
2013	355,420
2014	332,995

Note 8 - Prepaid taxes, taxes payable and deferred tax asset

Prepaid taxes and taxes payable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Income tax	$1,456,361	$997,581
VAT benefit	1,710,899	(1,779,973)
Others	147,543	111,587
Total taxes payable (prepayment)	$3,314,803	$(670,805)

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

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

The Company’s wholly owned subsidiary, Fushi International, is a foreign limited liability company and is located in the old town of an inshore open city. Under the former Income Tax Laws of PRC, the Company qualified to use 24% income tax rate and has a full income tax exemption for the years ended December 31, 2006 and 2007 and a 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. Under the new EIT law effected in 2008, the company uses a 25% income tax rate and continues to enjoy the former 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. So, the applicable corporate income tax rate in 2009 is 12.5%. The provision for income tax for the nine months ended September 30, 2009 and 2008 was $4,069,081 and $4,446,247, respectively. The provision for income tax for the three months ended September 30, 2009 and 2008 was $1,788,366 and $1,582,133 respectively.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a "new or high-technology enterprise" that is allowed a two year income tax exemption beginning in 2002, the first year after it became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. Dalian Fushi had a loss from operations in the first nine months of 2009, so no provision for income taxes was made during this period.

The Company is also subject to the United States federal income tax at a tax rate of 34%. Fushi, Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld Bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes since inception. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carryforwards will expire in varying amounts in the years 2025 to 2029 if not utilized.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. Copperweld UK had a loss from operations in the first nine months in year 2009, so no provision for income taxes was made during this period.

The (Benefit) Provision for income taxes consisted of the following for the nine months ended September 30:

	2009	2008
	(Unaudited)	(Unaudited)
Provision for China income taxes	$4,069,081	$4,446,247
Deferred income taxes	(3,253,085)	(1,295,285)
Provision for income taxes	$815,996	$3,150,962

The (Benefit) Provision for income taxes consisted of the following for the three months ended September 30:

	2009	2008
	(Unaudited)	(Unaudited)
Provision for China income taxes	$1,788,366	1,582,133
Deferred income taxes	(888,378)	(106,390)
Provision for income taxes	$899,988	1,475,743

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
	(Unaudited)	(Unaudited)
U.S. Statutory rates on foreign income	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(12.5)	(12.5)
Deferred tax recognized from NOL	(34.0)	(34.0)
Other item (a)	27.1	33.1
Effective income tax rate	5.6%	11.6%

a)
The 27.1% and 33.1%  represents the $4,090,377 and $1,437,557 of income and expenses incurred by the Company that are not subject to income tax for the nine months ended September 30, 2009 and 2008, respectively.

The estimated tax savings from the tax exemptions for the nine months ended September 30, 2009, amounted to $3,607,474. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.50 to $0.37 and diluted earnings per share from $0.48 to $0.36.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

The estimated tax savings from the tax exemptions for the three months ended September 30, 2009, amounted to $1,136,700. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.33 to $0.29 and diluted earnings per share from $0.31 to $0.28.

The estimated tax savings from the tax exemptions for the nine months ended September 30, 2008, amounted to $4,816,767. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.88 to $0.70 and diluted earnings per share from $0.83 to $0.66.

The estimated tax savings from the tax exemptions for the three months ended September 30, 2008, amounted to $1,735,572. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.33 to $0.27 and diluted earnings per share from $0.31 to $0.25.

The Company has cumulative undistributed earnings from foreign subsidiaries of approximately $126.1 million as of September 30, 2009, included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Deferred tax asset

The Company recognizes deferred income tax liabilities and assets for the estimated future tax effects attributable to temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax liability or asset attributable to temporary differences is accounted for using the balance sheet liability method in respect of temporary differences between income tax basis and financial reporting basis of assets and liabilities.

Fushi was incorporated in the United States and has incurred net operating losses for income tax purposes since inception. The pre-tax operating loss including time differences as of September 30, 2009 and December 31, 2008 amounted to $32,520,914 and $23,266,152, respectively. The estimated loss carryforwards for United States income taxes as of September 30, 2009 and December 31, 2008 may be available to reduce future years’ taxable income. These carry forwards will expire in varying amounts in the years 2025 to 2029 if not utilized.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 SEPTEMBER 30, 2009
(Unaudited)

The deferred tax asset consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)

Accruals not yet deductible	$840,564	$696,120
Stock based compensation	1,671,146	1,294,340
Bad debt allowance	(70,822)	(70,822)
Loss carryforward	8,616,223	5,884,389
Total deferred tax assets	$11,057,111	$7,804,027

The deferred tax activity consisted of the following:

Deferred tax asset at December 31, 2008	$7,804,027
Additions to deferred tax asset	3,253,084
Deferred tax asset at September 30, 2009 (Unaudited)	$11,057,111

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld U.S. will have taxable income in future periods. US companies must generate a total of $32,520,914 of taxable net income (including the recovery of time difference) by years 2025 to 2029 (the recovery of time difference is not subject to those years) in order to recover the deferred tax asset balance. Profits of Fayetteville in each of the first three quarters of 2008 were $1,036,996, $244,546 and $102,198 respectively. Through cost savings initiatives implemented beginning in the fourth quarter of 2008; the Company has lowered total labor overhead by approximately $100,000 per month. The Company is also in the process of refining and improving their manufacturing processes that may further realize cost savings of approximately $300,000 per month. With these cost saving measures in place, the Company believes that it is possible to realize profit at current sales levels at the Fayetteville facility and that Fayetteville will be well positioned to experience increased profitability when the global economic crisis subsides and sales begin to rebound to historical levels. The Company projects the Fayetteville facility to start generating positive annual pre-tax income in fiscal year 2010. Based on its review, the Company believes that, as of September 30, 2009, it was not necessary to provide a valuation allowance for deferred tax assets.

Value added tax

VAT on sales and VAT on purchases in Dalian China amounted to $17,881,148 and $13,971,442 for the nine months ended September 30, 2009, and $21,908,398 and $15,084,494 for the nine months ended September 30, 2008, respectively. VAT on sales and VAT on purchases in Dalian China amounted to $6,693,229 and $4,898,754 for the three months ended September 30, 2009, and $7,902,925 and $4,650,031 for the three months ended September 30, 2008, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

VAT on sales and VAT on purchases in Copperweld UK amounted to $95,958 and $189,476 for the nine months ended September 30, 2009 and $175,543 and $288,398 for the nine months ended September 30, 2008, respectively. VAT on sales and VAT on purchases in Copperweld UK amounted to $45,391 and $77,649 for the three months ended September 30, 2009 and $41,821 and $62,462 for the three months ended September 30, 2008, respectively.

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

Note 9 - Short term bank loans and revolving credit lines

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:

Name of lender	September 30, 2009	December 31, 2008
	(Unaudited)
Guangdong Development bank, Dalian Stadium branch, various short-term loans due between February 25, 2009, and March 26, 2009, annual interest at 8.96%, secured by the Company’s land use right and building.	$-	$17,588,400

Wells Fargo Bank revolving credit line, secured by all present and future account receivables, equipment, inventory and other goods, documents of title, general intangibles, investment property, real estate and other collateral of Copperweld as defined in the Financing Agreement and the Forbearance Agreement.	3,988,509	4,712,075
Total	$3,988,509	$22,300,475

The Company paid off its four short-term loans with total balances of $17,588,400 on January 5, 2009.

Revolving line of credit – Copperweld U.S.

Copperweld maintains a revolving line of credit with Wells Fargo Bank (“the Lender”) under a Financing Agreement dated April 5, 2007, as amended (“the Financing Agreement”)., and entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Lender on August 11, 2009.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The availability of the credit line was the lower of $7 million (had been 12.8 million before Forbearance Agreement) or the borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible other collateral less availability reserve. The borrowing base is calculated and reported to Wells Fargo Bank each week. For the week ended on September 27, 2009, the availability under the Revolving Credit Facility was $4,379,236. The outstanding balance was $3,988,509 and $4,712,075 as of September 30, 2009 and December 31, 2008, respectively. The Company deposits the cash collections from its customers against the outstanding account balance of the line of credit on a daily basis

The annual interest rate was equal to the daily three month LIBOR rate plus six percent under Forbearance Agreement (had been applicable margin of 0.25% plus the Chase Bank reference rate before Forbearance Agreement).

Before the Forbearance Agreement, the asset-based revolving line of credit with Wells Fargo contained various covenants under the Financing Agreement that may limit Copperweld’s discretion in operating its business and Copperweld was required to comply with certain financial covenants that are reported on a quarterly basis starting from January 31, 2009.

Copperweld reported a negative fixed charge ratio due to the loss incurred on a rolling 12 months basis, thus Copperweld was in violation of maintaining a fixed charge ratio of at least 1.0 to 1.0. This was the sole violation of the covenant under the terms of the Financing Agreement with Wells Fargo.  As such, the lender was entitled to demand immediate payment of the Obligations, however the Lender did not make such demand, and instead exercised its right on May 6, 2009 to implement the 2% additional default rate of interest effective as of April 1, 2009 for the covenant violation as of March 31, 2009.

On August 11, 2009, the Company and the Lender, entered into a Forbearance Agreement, whereby the Lender agreed to forbear from seeking immediate payment of the full amount of the Obligations owing pursuant to the Financing Agreement and various other notes and documents executed by Copperweld and exercising any other rights and remedies against any of the Obligors or the collateral securing the Obligations through October 31, 2009 or such earlier date if an event of default of forbearance occurs .

Subsequent to quarter end, on October 27, 2009, the Company entered into an amendment to the Forbearance Agreement which extends the forbearance period to January 31, 2010.

Revolving line of credit – Copperweld UK

Copperweld UK maintains an invoice discounting credit facility with a limit of approximately $1,073,000 (or ₤750,000). The facility provides cash advances of 85% of approved sales ledger and is secured by trade accounts receivable of Copperweld UK. The facility has a life minimum of 36 month periods and shall be automatically renewed every year thereafter based on an annual review conducted by the financing institute. Copperweld UK is required to maintain a projected turnover each 12 month period and a minimum net worth of ₤750,000 at all times if the credit facility has an outstanding balance. The facility had no balance outstanding as of September 30, 2009 and December 31, 2008.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Total interest expense on the revolving credit line and short term loans for the nine months ended September 30, 2009 and 2008 amounted to $201,512 and $1,651,946, respectively. Interest for the three months ended September 30, 2009 and 2008 was $64,574 and $529,507, respectively.

Note 10 – Notes payable

Notes payable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Senior secured convertible notes (“Convertible Notes”), bearing interest at 3% per annum, maturing on January 24, 2012, convertible to common stock at an initial conversion price of $7.00 per share (ii)	$-	$5,000,000

Guaranteed senior secured floating rate notes (“HY Notes”) maturing between July 24, 2010 to January 24, 2012 (i)	35,000,000	40,000,000

Subtotal	35,000,000	45,000,000

Less current portion	10,000,000	5,000,000

Total notes payable, noncurrent	$25,000,000	$40,000,000

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The HY Notes and the Convertible Notes were issued pursuant to indentures, each dated January 25, 2007 (the “HY Indenture” and “CB Indenture”, respectively, and together, the "Indentures") among the Company, Fushi Holdings, as guarantor, and the Bank of New York, as trustee for the Notes.  The indenture, notes purchase agreement and investor rights agreement related to the HY Notes and Convertible Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of its subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, the Company is required to comply with certain financial covenants.  As of September 30, 2009, the Company was not in violation of such covenants.

The HY notes bear interest at LIBOR (approximately 0.95% at September 30, 2009) + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007.  See Note 12 for discussion of swap agreement changing variable interest to 8.3% fixed.  The Convertible Notes bear interest at a fixed rate of 3.00%, payable semi-annually in arrears, and mature in 2012.  The HY Notes and the Convertible Notes are guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s wholly-owned existing and future domestic subsidiaries.

The Company agreed that on the dates indicated in the following table, the Company will prepay the corresponding principal amount (or such lesser principal amount as shall then be outstanding) in respect of the aggregate principal amounts.

Date	Principal Amount

January 24, 2010	$5,000,000
July 24, 2010	$5,000,000
January 24, 2011	$5,000,000
July 24, 2011	$10,000,000
January 24, 2012	$10,000,000

The entire remaining principal amount of the Notes shall become due and payable on January 24, 2012.

Original CB indenture

On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights under the CB indenture and received 2,142,857 shares in exchange for $15 million in debt with an exchange factor of $7.00 in debt for each share of stock.

Under the original CB Indenture, unless previously redeemed, converted, purchased or cancelled, at maturity, January 24, 2012, the Company must repay all of the outstanding Convertible Notes plus a premium of 15.00% per annum on the principal amount calculated on a semi-annual basis, plus accrued and unpaid interest on the late payment, if any, to reflect an additional 5% per annum interest in excess of the rate of interest then in effect. As of August 13, 2009, the Repurchase Agreement date, the carrying value of the CB indenture including principal and such stated additional interest cost was $5,893,170.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Management determined that the conversion option in the Convertible Notes under the original CB Indenture qualified as an embedded derivative as discussed in Note 2. The Company has since then recorded the fair value of the conversion option as “derivative liability – conversion option” in the accompanying consolidated financial statements. As of August 13, 2009, the Repurchase Agreement date, the derivative liability – conversion option balance was $8,409,765. The derivative liability – conversion option $8,409,765 was completely extinguished due to the repurchase of Convertible Notes on August 13, 2009.

The conversion rate, which affected the valuation of the derivative liability – conversion option during the period from CB Indenture date January 24, 2007 till CB Repurchase date August 13, 2009, was determined as below:

Pursuant to the CB Indenture, the Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of $7 per share (approximating 14,286 shares per $100,000 principal amount of the Convertible Notes), subject to downward adjustments of conversion price on March 1 and September 1 of each year, beginning with March 1, 2008, to equal the simple arithmetic average of VWAP for the fifteen trading days preceding such March 1 or September 1, with a floor of $4.5.   In addition, adjustment of the Conversion Rate will be made if and at each time, upon completion of the quarterly reviews (for each Fiscal Quarter ended March 31, June 30 and September 30) or annual audit (for each Fiscal Year ended December 31) of the Company’s consolidated financial statements an event defined as  Financial and Operational Trigger  under the CB indenture shall have occurred in the immediately preceding Fiscal Quarter, then within five (5) Business Days following issuance of the review or audit report, as the case may be, for such Fiscal Quarter, the Conversion Rate shall be adjusted pursuant to a formula provided in the CB Indenture and not subjective to the floor of $4.50.  The Financial and Operational Trigger means, for the Company and its subsidiaries on a consolidated basis, that net income for a Fiscal Quarter shall be less than the US dollar amount indicated in the table below opposite such Fiscal Quarter:

Fiscal Quarter Ending	Net Income

June 30, 2007	$5.0 million
September 30, 2007	$5.0 million
December 31, 2007	$5.0 million
March 31, 2008	$6.0 million
June 30, 2008	$6.0 million
September 30, 2008	$6.0 million
December 31, 2008	$6.0 million
March 31, 2009	$7.2 million
June 30, 2009	$7.2 million
September 30, 2009	$7.2 million
December 31, 2009	$7.2 million

Upon review of the consolidated financial statements before the Repurchase Agreement, the Company determined that a Financial and Operational Trigger as defined under the original CB indenture occurred during the quarters ended June 30, 2009, March 31, 2009 and December 31, 2008. The Conversion Rate was finally adjusted to $3.57 as of August 11, 2009.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Repurchase of Convertible Notes

On August 13, 2009, Fushi Copperweld, Inc. (the “Company”), entered into a Notes Purchase Agreement (the “Repurchase Agreement”) with Citadel Equity Fund Ltd. (“Citadel”).

Under the Repurchase Agreement, the Company repurchased and cancelled the remaining 50 Notes of the Company’s 3.0% Guaranteed Senior Secured Convertible Notes due 2012 (the “Notes”) of US $100,000 principal amount each, convertible into shares of common stock of the Company, par value $0.006 per share (the “Common Stock”).  The purchase price for the Notes is payable by a combination of cash and 440,529 issued shares of Common Stock (the “Shares”) as determined as follows pursuant to the Repurchase Agreement:

(1)  On August 24, 2009 (the “First Closing Date”), 20 Notes were repurchased at 200% of their face value, which equals US $4,000,000 being payable to Citadel through the issuance of the Shares, which is 440,529 shares at $9.08 per share.

(2) The remaining outstanding debt of $3,000,000 after the First Closing Date shall be repurchased by the Company for cash on or prior to November 9, 2009, at 202% of their face value, which equal to $6,060,000.

In the event any Notes remaining outstanding after the First Closing Date are not repurchased in full by the Second Closing Date, the Company shall pay default interest in the amount of five percent (the “Default Amount”) of the amount of the Purchase Price outstanding, which shall be paid no later than 15 business days from the Second Closing Date.  If the Company fails to pay the Default Amount within the 15 business day period, Citadel shall have the right to exercise any right or remedy it may have under the Repurchase Agreement including, without limitation, the right to sell any or all Notes failed to be repurchased by the Company on such terms as Citadel may see fit.  If the price received by Citadel from any such sale is less than the Default Amount it would have been entitled to receive, the Company shall upon demand by Citadel pay the difference to Citadel in cash.

Citadel has agreed to take all such further actions necessary to provide for the full discharge of the indenture and the release of any and all liens by Citadel on the equity interests of the Company upon the payment in full of the Purchase Amount.

Pursuant to the Repurchase Agreement, the Company completely extinguished the liability related to the Convertible Notes under the original CB Indenture which amounted to $14,302,935. The Company then recorded a liability of $10,460,000 related to the repurchase of the Convertible Notes under the Repurchase Agreement and thus recognized the difference as Gain on Convertible Notes Extinguishment of $3,842,935.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

8/13/2009

Derivative liability - conversion option	$8,409,765

Convertible notes carrying value (5M principal)	5,893,170

Total Convertible Notes liability	14,302,935

Liability per Repurchase Agreement (Principal)	10,060,000

Liability per Repurchase Agreement (Additional accrual)	400,000

Total Repurchase liability	10,460,000

Gain on Convertible Notes extinguishment	$3,842,935

Pursuant to the Repurchase Agreement, the Company has agreed to register the Shares for resale on a Registration Statement, and to cause such Registration Statement to be declared effective under the U.S. Securities Act of 1933, as amended, within thirty calendar days after the First Closing Date.

If a Registration Statement is not filed and declared effective by the Commission on or prior to the Effective Date or if, by the business day immediately following the Effective Date, the Company shall pay to Citadel an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of US $4,000,000.  The parties agree that the maximum aggregate liquidated damages payable to Citadel under this Agreement shall be ten percent (10%) of US $4,000,000.  If the Company fails to pay any liquidated damages pursuant to this section in full within seven business days after the date payable, the Company will pay interest thereon at a rate of 15% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to Citadel, accruing daily from the date such liquidated damages are due until the amounts, plus interest thereon, are paid in full.

The Registration Statement had not been declared effective as of the date of the filing of the Company’s Quarterly Report on Form 10-Q for the third quarter of 2009, thus $400,000 liability was accrued as part of the CB extinguishment liability during third quarter of 2009.

Deferred commissions on long term notes amounted to $2,400,851 (of which $1,012,500 was due to Kuhns’ verdict as explained in Note 18) as of September 30, 2009 and $3,188,344 as of December 31, 2008.  Amortized commission for the nine months ended September 30, 2009 and 2008 amounted to $787,492 (of which $337,500 was due to Kuhns’ verdict as explained in Note 18) and $2,495,898, respectively. Amortized commission for the three months ended September 30, 2009 and 2008 amounted to $262,497 and $262,497, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Interest on long term notes for the nine months ended September 30, 2009 and 2008 amounted to $2,978,223 and $2,504,659, respectively. Interest for the three months ended September 30, 2009 and 2008 was $792,681 and $995,071, respectively. Both amortized commission and interest on long term notes are recorded as interest expense.

Note 11 – Capital lease

In July 2009, the Company entered into a noncancelable capital lease agreement for lighting equipment installed in one of its plant facilities. The lease has a three year term and contains a bargain purchase option of $1.00 at the end of the term. The lease requires monthly payments of $8,414.

The following is an analysis of the leased property which is combined into Plant and Equipment, net, on the consolidated balance sheet.

	September 30, 2009	December 31,2008
Plant facility	$266,598	-
Less: Accumulated Depreciation	(2,222)	-
Net	$264,376	-

The following is a schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payment as of September 30, 2009.

Year ending September 30,		Minimum lease payment
		$
2010			92,561

2011			100,976

2012			92,561
	Total minimum lease payments		286,098
	Less: Interest *1		(43,076)
	Present value of net minimum lease payments *2		$243,022

*1. Amount necessary to reduce minimum lease payments to present value calculated at the rate implicit in the lease at the inception of the leases.

*2. The present value of the minimum lease payments is reflected in the balance sheet as current and non-current obligations under capital lease of $68,976 and $174,046, respectively.

Interest expense related to capital leases amounted to $16,593 for the three and nine months ended September 30, 2009.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 12 – Derivative instrument

The Company's operations are exposed to a variety of global market risks, including the effect of changing interest rates and foreign currency exchange rates. This exposure is managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

On April 10, 2007, effective January 24, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the USD based variable interest rate of initially LIBOR + 7% per annum and LIBOR + 5.4% per annum after qualified step-down to an 8.3% per annum RMB fixed interest rate. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $3,000,000 if the exchange rate for RMB to USD falls below 6.5 and to $5,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a cash flow hedge. In July, 2008, the Company placed the $1,000,000 deposit with MLCS to secure the agreement. As of September 30, 2009, the deposit has remained the same.

Since its effective date, the fair value of this Swap Agreement changed to a payable of $7,652,664 and $4,377,076 as of September 30, 2009, and December 31, 2008, respectively. For the nine months ended September 30, 2009 and 2008, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $3,275,588 and a decrease in the liability and a gain to other comprehensive income of $3,209,403, respectively, net of taxes. For the three months ended September 30, 2009 and 2008, changes in fair value of the Swap resulted in a decrease in the liability and a gain to other comprehensive income of $237,768 and $3,940,908, respectively, net of taxes.

The Company had cross currency hedge payable amounting to $1,071,557 and $104,324 as of September 30, 2009 and December 31, 2008, respectively. The total loss from derivative transactions for the nine months ended September 30, 2009 was $1,581,812 and the total gain from derivative transactions for the nine months ended at September 30, 2008 was $322,708, respectively.  The total loss from derivative transactions for the three months ended September 30, 2009 and 2008 was $1,199,438 and $32,482, respectively. For the three and nine months ended September 30, 2009, there were no amounts recorded in the consolidated statements of income in relation to this swap related to ineffectiveness of the swap transaction.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 13 - Earnings per share

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic earnings per share	$9,194,933	$9,046,950	$13,858,550	$23,898,292
Add: Interest expense for convertible note	-	24,750	-	77,399
Deduct: Loan issuance cost	-	(194,742)	-	(194,742)
Net income for diluted earnings per share	$9,194,933	$8,876,958	$13,858,550	$23,780,949

Weighted average shares used in basic computation	28,084,416	27,387,302	27,827,152	27,263,638
Diluted shares	1,122,092	1,059,484	849,680	1,337,599
Weighted average shares used in diluted computation	29,206,508	28,446,786	28,676,832	28,601,237

Earnings per share
Basic	$0.33	$0.33	$0.50	$0.88
Diluted	$0.31	$0.31	$0.48	$0.83

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion

11/31/2007	Warrants	$16.80	100,000	Anti-dilutive
02/23/2009	Warrants	$5.25-6.00	300,000	Anti-dilutive for 9 months only
05/21/2007 to 11/13/2007	Options	$11.75-20.94	923,333	Anti-dilutive
04/10/2008 to 6/25/2008	Options	$15.04-23.25	144,000	Anti-dilutive
9/1/2009	Options	$7.52	100,000	Anti-dilutive for 9 months only

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 14 - Stockholders' Equity

During the first three quarters of 2009, the following activities were recorded:

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

Because of certain cash redemption clauses related to these warrants, the Company at issuance recorded the fair value of these warrants as “derivative liability – warrants” in the accompanying consolidated financial statements.  On June 30, 2009, the Company amended and the holders amended the original warrant agreements to remove the certain cash redemption clauses as mentioned above.  As of June 30, 2009, the Company had re-classified the derivative liability – warrants to additional paid in capital.  The changes in the values of these warrants are shown in the accompanying consolidated statements of income and other comprehensive income.  On June 30, 2009, the value of the warrants were calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions: exercise price of $5.25 for Series A, $5.50 for Series B and $6.00 for Series C Warrants; share price of $8.27 for all warrants; risk free interest rate of 0.42% for Series A and B Warrants, and 0.83% for Series C Warrants; expected remaining life of 0.65 year for Series A and B Warrants, and 1.15 years for Series C Warrants; and volatility of 60% for all warrants.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

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

Also, as detailed in Note 18, as part of the settlement liability to Kuhns, the Company during May 2009, delivered to Kuhns 100,000 shares of Escrow Shares of common stock as partial payment to Kuhns, which reduced the judgment by $343,084 per the valuation determined by the Settlement Agreement.

On August 24, 2009, under the Repurchase Agreement explained in note 10, the Company issued 440,529 shares of common stock, par value $0.006 per share for the repurchase of $2,000,000 aggregate principal face amount of 3.0% Guaranteed Senior Secured Convertible Notes, at a repurchase price of $4,000,000, which was equal to 200% of the principal amount of the Notes.  The repurchase price was $9.08 per share.

The Company also issued 4,153 shares of common stock during the first three quarters of 2009 per exercise of stock options.

The following is a summary of the outstanding and exercisable warrant balance:

Exercise Price	Number	Average Remaining Life (years)

$3.11	332,124	2.25
$16.80	100,000	2.15
$5.25	100,000	0.40
$5.50	100,000	0.40
$6.00	100,000	0.89
	732,124	1.54

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted -Average Exercise Price	Average Remaining Contractual Life
Balance, at December 31, 2007	477,052	$5.98	4.00 years
Granted	(55)
Forfeited	-
Exercised	(44,873)	$3.11
Balance, at September 30, 2008 (Unaudited)	432,124	$6.28	3.25 years
Granted	-
Forfeited	-
Exercised	-	-
Balance, at December 31, 2008	432,124	$6.28	2.92 years
Granted	300,000	$5.58
Forfeited	-
Exercised	-
Balance, at September 30, 2009 (Unaudited)	732,124	$5.99	1.54 years

Note 15 – Stock based compensation

2007 Incentive Plan

On October 24, 2007, the Board of Directors approved the adoption of the Fushi Copperweld, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).   The majority of the options awarded under the 2007 Plan vest in two years from the grant date and the majority of the options granted expire in 3 years.  Under the 2007 Plan, the Company granted share options to all executives, directors and employees as summarized below:

Grant Year	Granted Shares	Forfeited Shares	Net of Granted and Forfeited shares as of 9/30/09	Exercise Price Range
2007	335,000	95,000	240,000	$16.44-$20.94
2008	151,000	7,000	144,000	$15.04-$23.25
2009	488,000	40,050	447,950	$4.95-$7.52
Total	974,000	142,050	831,950

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

	Nine months ended September 30, 2009	Year ended 2008	2007
Risk-free interest rate(1)	0.78%-1.44%	1.84%-2.82%	3.54%-4.57%
Expected dividend yield(2)	-	-	-
Expected option life(3)	2-3 Years	0.5-2 Years	2 Years
Expected stock price volatility(4)	60%	50%	50%
Weighted average fair value of options granted	$2.10	$4.57	$4.06

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

Stock compensation expense is recognized based on awards expected to vest.  The forfeitures is estimated at the time of grant and revised in subsequent periods pursuant to actual forfeitures, if it is differ from those estimates.

The Company recognized $1,108,254 and $1,437,557 share-based compensation expense in general and administrative expenses for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, the Company recognized share-based compensation expense of $179,527 and $523,474, respectively. As of September 30, 2009, the total compensation cost related to stock options not yet recognized was $539,296 and will be recognized over the weighted average life of 0.27 years.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

As of September 30, 2009, the 992,333 executive options, 240,000 director options and 272,700 employee options outstanding had fair values of approximately $3,781,197, $912,761 and $730,457, respectively.

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted -Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2007	1,110,000	$14.30	$12,075,850
Granted	151,000	$21.30	-
Forfeited	(186,667)	$16.30	-
Exercised	-	-	-
Balance, September 30, 2008 (Unaudited)	1,074,333	$15.10	$-
Granted	-		-
Forfeited	(7,000)	$23.25	-
Exercised	-	-	-
Balance, December 31, 2008	1,067,333	$14.90	$-
Granted	488,000	$5.48	-
Forfeited	(40,050)	$4.95	-
Exercised	(10,250)	$4.95	-
Balance, September 30, 2009 (Unaudited)	1,505,033	$12.15	$-

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	408,333	2.64 years	$12.30	408,333	$12.30
$11.75	150,000	2.76 years	$11.75	150,000	$11.75
$13.70	125,000	1.99 years	$13.70	125,000	$13.70
$16.44	81,250	1.17 years	$16.44	81,250	$16.44
$17.94	81,250	1.17 years	$17.94	81,250	$17.94
$19.44	33,750	2.37 years	$19.44	33,750	$19.44
$20.94	33,750	2.37 years	$20.94	33,750	$20.94
$16.36	10,000	2.12 years	$16.36	10,000	$16.36
$23.25	77,000	2.25 years	$23.25	77,000	$23.25
$15.04	17,000	2.53 years	$15.04	17,000	$15.04
$20.04	50,000	3.64 years	$20.04	35,935	$20.04
$4.95	337,700	3.25 years	$4.95	250,700	$4.95
$7.52	100,000	5.91 years	$7.52	-	$7.52
Total	1,505,033			1,303,968

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

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

Surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital. As of September 30, 2009, the Company has total registered capital of approximately $120,311,668 (RMB 821.3 million). The Company is required to contribute an additional $43,794,459 from future earnings if the company’s China facility has net income for future years. The transfer to this reserve must be made before distribution of any dividend to shareholders. The Company will transfer at year end 10% of the year’s net income determined in accordance with PRC accounting rules and regulations.

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

Note 17 – Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $100,919 and $111,087 in contributions of employment benefits for China employees in the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, the Company made contributions of employee benefits for China employees of $23,316 and $44,381 respectively.

US employees are provided a 401(k) plan.  US employees are eligible for the defined contribution plan after three-months of full-time employment.  Employee deferrals and company matching are 100% vested immediately upon eligibility. The Company made $47,933 and $105,286 in contributions of employment benefits for US employees in the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, the Company made contributions of employment benefits for US employees of $204 and $34,718, respectively. As of June 1, 2009, the Company no longer matches employee contributions for US employees.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Copperweld UK operates a defined contribution pension scheme for employees. All UK employees are eligible to join the pension on satisfactory completion of their trial period, which is typically three months. UK employees can contribute as much as they like subject to current UK laws, but the company will match only the first 2.5% of gross pay in the current year. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The Company made $8,187 and $24,941 in contributions of employment benefits for UK employees in the nine months ended September 30, 2009 and 2008. For the three months ended September 30, 2009 and 2008, the Company made contributions of employment benefits for UK employees of $2,787 and $5,285, respectively.

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

Kuhns Brothers litigation settlement

On December 11, 2007, the Company received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. (collectively “Kuhns”) against the Company in the United States District Court, District of Connecticut on November 27, 2006.  On August 5, 2008, the Company received verdict from the United States District Court that Kuhns is entitled to recover a total of $7,197,794. During the fourth quarter of 2008, the Company appealed to the court on the verdict and settlement.

On May 19, 2009, the Company entered into a Settlement and Forbearance Agreement and Release with Kuhns, in which Kuhns agreed to reduce the judgment to $7,000,000 (the “Judgment”) and the Company then agreed to withdraw the appeal. The Company had initially accrued $7.2 million for this litigation settlement as a contingent liability in the second quarter of 2008 and allocated the amount into deferred commissions, additional paid in capital and current expenses based on the nature of each charge due to Kuhns as below:

Description	Amount	Accounting Treatment
Placement agent fees associated to the Copperweld acquisition and Common stock issuance and to be deducted from the proceeds and debited to additional paid-in capital	$3,487,250	Allocated to additional paid-in capital in 2008
Deferred placement agent fee related to $60 million Citadel Notes issuance	3,000,000	Being amortized over the Notes' life and $1,987,500 has been amortized as of September 30, 2009.
Interests of all due placement agent fees	710,544	Expensed in 2008
Total	$7,197,794

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Pursuant to the Settlement Agreement, the Judgment shall be satisfied in full no later than January 15, 2010 through a combination of cash and shares. As partial payment to reduce the Judgment, the Company delivered to Kuhns on May 21, 2009, $1,000,000 plus accrued interest, which was held in an escrow account in the U.S. that was governed by an Escrow Agreement between the Company and Kuhns, dated October 3, 2007. At the closing date on June 5, 2009, the Company also delivered to Kuhns a stock certificate for 100,000 shares of Common Stock, which were also in an escrow account, and (ii) deposited a stock certificate for 2,200,000 shares of Common Stock in escrow (the “Escrow Shares”) with the Escrow Agent along with an executed stock power in blank, to be held pursuant to the Escrow Agreement. Pursuant to the settlement agreement, Kuhns will only receive proceeds from the sale of such number of Escrow Shares necessary to satisfy the Judgment, after reducing the Judgment by the Escrow Assets. The Company may pay the balance of the Judgment to Kuhns at any time without any pre-payment penalty.

On or prior to the thirtieth day after the Closing Date, the Company shall file a registration statement on Form S-3 with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended to register the Initial Shares and Escrow Shares for resale.

In the event that (i) the Company’s Registration Statement is not declared effective by the Registration Deadline and (ii) for so long as the Registration Statement is not effective subsequent to the Registration Deadline, the current Judgment as defined in the Settlement Agreement shall accrue interest at the rate of 18% per annum. In addition, upon such events, Kuhns shall be entitled to receive Escrow Shares from the Escrow Agent (the “Restricted Shares”) to satisfy the Judgment. The current Judgment shall be reduced by the Restricted Share Value, which shall mean an amount equal to fifty percent (50%) of the daily volume weighted average price of the Common Stock on the NASDAQ Global Select Market as reported by Bloomberg (“VWAP”) for the ten trading days before the date of delivery of the Restricted Shares to Kuhns.

As of October 3, 2009, the Registration Deadline, the Registration Statement had not been declared effective.  Accordingly, Kuhns became entitled to receive Restricted Shares up to such amount to satisfy the Judgment, calculated as set forth above. Kuhns elected to receive 1,370,352 Restricted Shares from the Escrow Shares and requested the release of such Restricted Shares in full satisfaction of the Judgment, which, as of such date, the Restricted Share Value was $5,626,993 (principal) with accrued interest of $184,997 calculated at the rate of 10% per annum since June 5, 2009 Pursuant to the Settlement Agreement, the Company is entitled to have the remaining Escrow Shares in the amount of 829,648 shares returned for cancellation.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

Note 19 - Segment Information

Pursuant to the “Disclosures about Segments of an Enterprise and Related Information” from GAAP, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company’s chief operating decision makers have been identified as the Chief Executive Officer and Chief Financial Officer. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

As of September 30, 2009, the Company has two reportable segments: China and US. We analyze our worldwide operations based on two geographic reportable segments: 1) “P.R.C.” which consists of our facility Located in Dalian, Liaoning, the People’s Republic of China (PRC) and 2) ”US” which consists of our Fayetteville, Tennessee, (USA), and Telford, England, (UK) facilities. The China segment, through the Dalian manufacturing facility, is engaged in developing, designing, manufacturing, marketing and distributing copper cladded bi-metallic engineered conductor products, principally copper-clad aluminum (CCA) and primarily services the Asia-Pacific region, and specifically the PRC market.

The US segment, consisting of two manufacturing facilities, one in Fayetteville, Tennessee, USA and a second in Telford, England, are engaged in developing, designing, manufacturing, marketing and distributing copper-cladded bimetallic engineered conductor products, principally CCA and copper-clad steel (CCS) and primarily services the North and South American, European, Middle Eastern and North African markets. Due to the size of the UK operations, the Company combined it with the US operation as one segment.

The below table illustrates the composition of the UK operations:

	For nine months ended September 30, 2009	For nine months ended September 30, 2008
Revenue	$2,253,213	$3,641,498
Net loss	210,290	4,951

	For three months ended September 30, 2009	For three months ended September 30, 2008
Revenue	$855,283	$989,654
Net loss	24,058	84,834

	September 30, 2009	December 31, 2008
Assets	$2,817,730	$2,452,972

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

The Company evaluates segment performance and allocates resources based on segment gross profit and segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.

Corporate operating expenses are primarily stock-based compensation, professional fees and outside service expenses.

Analysis of reportable segments (management information):

	For the Three Months Ended September 30, 2009
	China	US	Corporate	Eliminations	Total
Revenues	$39,408,804	$8,857,027		$(589,485)	$47,646,346
Gross Profit	13,472,985	1,696,482			15,169,467
Selling, general and administrative expenses	2,667,761	1,319,654	600,777		4,558,192

Operating income (loss)	10,805,224	376,828	(600,777)		10,581,275

Capital expenditures	416,220	5,622			421,842

Depreciation expense (Included in Cost of goods sold and Operating expense)	$2,073,116	506,321			$2,579,437

	For the Nine Months Ended September 30, 2009
	China	US	Corporate	Eliminations	Total
Revenues	$105,226,285	$26,506,874		$(498,732)	$131,234,427
Gross Profit	34,361,859	3,199,662			37,561,521
Selling, general and administrative expenses	6,161,221	4,251,538	2,701,597		13,114,356

Operating income (loss)	28,200,637	(1,051,875)	(2,701,597)		24,447,165

Capital expenditures	5,770,109	261,267			6,031,376

Depreciation expense (Included in Cost of goods sold and Operating expense)	$5,853,457	1,338,385			$7,191,842

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

	For the Three Months Ended September 30, 2008
	China	US	Corporate	Eliminations	Total
Revenues	$46,487,792	$17,337,182		$(1,047)	$63,823,927
Gross Profit	15,006,214	1,886,313			16,892,527
Selling, general and administrative expenses	2,112,622	1,763,403	765,766		4,641,791

Operating income (loss)	12,893,592	122,910	(765,766)		12,250,736
Capital expenditures	484,822	1,454,389			1,939,211

Depreciation expense (Included in Cost of goods sold and Operating expense)	$1,296,406	405,408			$1,701,814

	For the Nine Months Ended September 30, 2008
	China	US	Corporate	Eliminations	Total
Revenues	$128,832,106	$52,366,161		$(829,184)	$180,369,083

Gross Profit	41,848,741	6,524,079			48,372,820

Selling, general and administrative expenses	6,470,691	4,709,443	3,429,862		14,609,996
Operating income (loss)	35,378,050	1,814,636	(3,429,862)		33,762,824
Capital expenditures	16,228,071	3,181,049			19,409,120

Depreciation expense (Included in Cost of goods sold and Operating expense)	$3,322,050	1,406,185			$4,728,235

As of December 31, 2008	China	US	Corporate	Total
Property, plant and equipment, net	$103,473,792	$16,287,235		$119,761,027
Total assets	$252,707,535	$28,727,197	$13,022,785	$294,457,517

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

As of September 30, 2009	China	US	Corporate	Total
Property, plant and equipment, net	$101,230,416	$14,380,166		$115,610,582
Total assets	$252,419,749	$27,460,696	$14,463,484	$294,343,929

Note 20 - Related Party Transaction

In July 2009, the Company received a loan from the Company’s Chief Executive Officer in the amount of $4,553,731 as payment for the High Yield note.  The loan is non-interest bearing and due on demand.

Note 21 – Subsequent Events

The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on November 09, 2009.

As explained in Note 18, as of October 3, 2009, the Registration Deadline, the Registration Statement had not been declared effective.  Accordingly, Kuhns became entitled to receive Restricted Shares up to such amount to satisfy the Judgment, calculated as set forth above. Kuhns elected to receive 1,370,352 Restricted Shares from the Escrow Shares and requested the release of such Restricted Shares in full satisfaction of the Judgment, which, as of such date, the Restricted Share Value was $5,626,993 (principal) with accrued interest of $184,997 calculated at the rate of 10% per annum since June 5, 2009.  Pursuant to the Settlement Agreement, the Company is entitled to have the remaining Escrow Shares in the amount of 829,648 shares returned for cancellation.

As explained in Note 9, subsequent to quarter end, on October 27, 2009, the Company entered into an amendment to the Forbearance Agreement which extends the forbearance period to January 31, 2010.

As of November 9, 2009 and as described in Note 10, “Repurchase of Convertible Notes”, the Company has communicated to the note holders and prepared all wire transfers to be made related to the repurchase of the remaining outstanding debt owed to Citadel in the amount of $6,060,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Certain statements in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our Annual Report on Form 10-K and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi Copperweld, Inc., (ii) Fushi Holdings, Inc., (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iv) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (v) Copperweld Holdings, LLC, (vi) Copperweld Bimetallic, LLC (“Copperweld”) and (vii) Copperweld Bimetallics UK, LLC. Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We believe we are one of the world’s largest producer, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum (CCA) and copper-clad steel (CCS) products. Our products are primarily used within the telecommunications, electrical utility, and transportation industries, and are sold as conductor components within the broadband wire and cable market, and finished products in the electrical utility and transportation markets.  Our products significantly reduce the amount of copper required to manufacture a conductor, and since copper is expensive; we significantly reduce conductor cost through the addition of an aluminum or steel core.  CCA and CCS conductors are generally used in substitution of solid copper conductors where either cost savings or specific electrical and/or physical attributes are either required or desired.  In the third fiscal quarter of 2009, our products were sold to over 300 customers in 41 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi™,” and sell either directly to cable manufacturers or through distributors or sales agents to end-users.

Although we are engaged in one line of business, as a result of the differing markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, starting with the second fiscal quarter of 2009, we began to analyze our worldwide operations based on two geographic reportable segments: 1) “P.R.C.” which consists of our facility located in Dalian, Liaoning, the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, (USA), and Telford, England, (UK) facilities. We have combined our U.S. and U.K. operations as one segment since the UK is a subsidiary of the US operating company and is under the direction of our U.S. segment manager.  Further, the nature of our products, services and production processes at our U.S. and U.K. facilities, along with the customer base, methods to distribute products and services are nearly identical.

We believe we have a strong market position in all markets in which we compete due to the quality of our products, geographic and customer diversity and our ability to deliver superior products while operating as a low cost provider.  As a result, we believe we are now one of the leading producers of bimetallic wire products in the world and are one of the market leaders in North America, Europe, North Africa, the Middle East and the People’s Republic of China.  We continue to expand within current and developing markets and create shareholder value by:

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

We manufacture, market and distribute bimetallic conductors (two-metal conductors).  These bimetallic conductors are primarily CCA and CCS.  Both CCA and CCS are either aluminum or steel cores, surrounded by an outer layer of pure copper, resulting in a composite bimetallic conductor. The copper sheath, through our processing methods, is metallurgically “bonded” to the core metal.  The amount of copper-metal used in cladding the core-metal varies widely, and is based on customers’ needs.  However, bimetallic conductors, compared to solid copper conductors, can reduce the amount of copper used by as much as 90% by volume, or 73% by weight which is a considerable cost savings to the company and our customers.  For many applications, bimetallic conductors offer significant advantages over copper wire.  End-user manufacturers in the industry have increasingly pursued and considered alternative technologies such as bimetallics due to performance and economic considerations.  Relative to traditional copper conductors, bimetallic conductors offer greater value to a variety of customers.  Because of the benefits of bimetallic conductors, we believe there are substantial opportunities to capture increased market share in applications that have historically been dominated by solid copper wire.

We believe our engineered bimetallic conductor products offer end-users greater value-performance than “solid” copper conductors.  Our bimetallic conductors combine the efficiency of copper with the lightweight qualities of aluminum (CCA), or the ruggedness and strength of steel (CCS).   Bimetallic conductors offer favorable cost characteristics, weight savings (CCA), increased flexibility and end-product ease-of-handling (CCA), increased tensile strength (CCS), improved corrosion characteristics and decreased theft risk.  Conductivity can be customized, by changing the percentage of copper, to fit many applications. The physical and electrical attributes of our bimetallic products provide our customers cost savings beyond their intrinsic pricing advantages.

We believe our proprietary manufacturing technology allows us to produce superior products compared to other manufacturers and creates a significant barrier to entry.  Manufacturing copper-clad products involves bonding copper tape to an aluminum or steel core rod, drawing the clad product to a finished diameter and heat treating (annealing) as necessary depending on customer specifications. Our proprietary cladding process differentiates us in terms of manufacturing capabilities, offering superior product quality.  Our developmental capabilities support the ongoing evolution of our current products.  We are continuously working toward new technologies and products that we expect will improve the performance and capabilities of our bimetallic products thereby allowing us to enter new markets.

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

Highlights for the Quarter include:

-	Basic EPS of $0.33 for the three months ended September 30, 2009;
-	Metric tons of volume shipped at Dalian increased 9.5% compared to the third quarter 2008;
-	Gross margin increased 530 basis points from 26.5% of revenues to 31.8% of revenues;
-	Operating income margin increased 300 basis points from 19.2% to 22.2% of revenues;
-	Returned to profitability at Fayetteville facility; generated approximately $0.2 million of net income; and
-	Generated $11.1 million of cash flow from operations in the quarter; $15.6 million year-to-date.

Current Business Environment and Outlook for the remainder of 2009

With respect to the overall business trends for the remainder of 2009 and forward, management is increasingly encouraged by recent trends that show positive metrics in the economy and our markets around the world. We believe the following macro-level trends will positively impact our business and offer us opportunities to capture new business despite global economic conditions and preserved profitability:

•	Steady incremental demand for CCA-based telecommunication products in China, primarily due to 3G related capital investment;

•	Chinese government stimulus packages focused on infrastructure, high-speed railways, transmission and distribution and power grid build out;

•	Continued strength of the grounding wire market;

•	Worldwide long-term growth trends in electric utility and infrastructure markets; and

•	Continued demand for cost effective and energy saving alternatives.

Furthermore, we have focused on driving profitability by streamlining our organizational structure and business procedures, increasing operational efficiency and optimizing operating processes, while managing production costs and operating expenses.

In order to enhance our productivity and expand our sales of higher margin products, we are continuing to develop applications in high-potential utility and electrical appliance markets. Meanwhile, we are also working to strengthen sales management and customer relations.  We will seek to consolidate our relationships with our best customers, stop or suspend selling to customers that pose significant credit risk, and develop new customers cautiously.  In addition, as part of our ongoing efforts to reduce total operating costs, we will continuously improve our ability to efficiently utilize existing and new manufacturing capacity to manage expansion and growth. We believe that investments to increase capacity will pay off by increased product sales in the future. We believe that effectively utilizing manufacturing assets, and generating economies of scale, will help offset high raw material prices and dilute overhead over time. Moving forward, as we are optimistic about the demand growth for our various products, we expect our combined utilization rates to improve.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars and as percentage of net sales. Percentages may not add due to rounding:

	Three Months Ended		%	Nine Months Ended		%
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2009	2008		2009	2008
	(in millions, except percentages)
Revenues	$47.7	$63.8	-25.2%	131.2	180.4	-27.3%
Gross Profit	$15.2	$16.9	-10.1%	37.6	48.4	-22.3%
Selling, general and administrative expenses	$4.6	$4.6	0%	13.1	14.6	-10.3%
Operating Income	$10.6	$12.3	-13.8%	24.5	33.8	-27.5%
Income Before Taxes	$10.1	$10.5	-3.8%	14.7	27.1	-45.8%
Net Income Tax Provision	$0.9	$1.5	-40.0%	0.8	3.2	-75.0%
Net Income	$9.2	$9.0	2.2%	13.9	23.9	-41.8%

Comparison of the Three Months Ended September 30, 2009 and September 30, 2008:

Net Sales

The following tables set forth net sales in millions by each of our reporting segments and metric tons (MT) sold on a combined basis:

	Net Sales
	Three Months Ended September 30,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
P.R.C.	$38.9	81.6%	$46.5	72.9%	$(7.6)	-16.3%
US	$8.8	18.4%	$17.3	27.1%	$(8.5)	-49.1%
Total net sales	$47.7	100.0%	$63.8	100.0%	$(16.1)	-25.2%

	Metric Tons Sold
	Three Months Ended September 30,
	2009		2008
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
P.R.C.	8,017	82%	7,321	72%	696	9.5%
US	1,812	18%	2,881	28%	(1,069)	-37.1%
Total sales volume	9,829	100%	10,202	100%	(373)	-3.7%

Net sales decreased 25.2% over the third quarter of 2008 primarily due to a 21.6% decline in average selling prices as a result of a decline in the costs of our raw materials. We generally pass the cost of price changes in raw materials to customers when we set the base price for our products. As raw material prices change we pass that change through, whether it results in an increase or decrease in the base price for our products. Also contributing to lower net sales was a 3.7% decrease in metric tons sold over the same period.

The P.R.C. segment experienced a decline of 16.3% in net sales for the three months ended September 30, 2009 relative to the comparable 2008 period. The majority of the decrease in P.R.C. net sales is due to a 23.6% decline in the average selling price as a result of lower metal prices relative to the comparable 2008 periods. This decline was partially offset by a 9.5% increase in metric tons sold. We expect long-term demand for our P.R.C. products to be positively affected by the build-out of the homegrown 3G network in the P.R.C., continued traction of the government stimulus package announced in November 2008, and our impending installation of CCS cladding capacity.

The US segment experienced a significant decline in net sales of 49.1% in all major geographic regions with particular weakness in European and North American markets, for the three months ended September 30, 2009 relative to the comparable 2008 period. The decline in the US segment net sales is primarily the result of a 37.1% decline in metric tons shipped and a 14.9% decline in the average selling price. We continue to remain optimistic that the electrical utility industries provide strong growth opportunities for our CCS products within the markets served by our US segment operations.  However, delays in disbursement of government stimulus packages and uncertainty in the global economy may continue to depress capital spending by telecommunication and electrical utility providers, and negatively impact markets and consequently our net sales within in the markets of the US segment.

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales
	Three Months Ended September 30,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Telecommunication	$24.5	51.4%	$28.1	44.0%	(3.6)	-12.8%
Utility	20.3	42.6%	30.5	47.8%	(10.2)	-33.4%
Transportation	0.5	1.0%	1.5	2.4%	(1.0)	-66.7%
Other	2.4	5.0%	3.7	5.8%	(1.3)	-35.1%
Total net sales	$47.7	100.0%	$63.8	100.0%	(16.1)	-25.2%

The following table presents the breakdown of metric tons (MT) shipped to customers by industry:

	Three Months Ended September 30,
	2009		2008
	MT	% of MT Sold	MT	% of MT Sold	Tonnage Change	% Change
Telecommunication	4,999	50.8%	4,515	44.2%	484	10.7%
Utility	3,988	40.6%	4,792	47.0%	(804)	-16.8%
Transportation	67	0.7%	199	2.0%	(132)	-66.3%
Other	775	7.9%	696	6.8%	79	11.4%
Total sales volume	9,829	100%	10,202	100%	(373)	-3.7%

In our PRC segment we have increased sales volume in the telecommunication market, which has been our largest market, and we are focused on increasing market share in the underdeveloped utility market. During the three month period ended September 30, 2009, our sales to the telecommunication markets increased by 484 metric tons compared to the similar period in 2008, primarily due to strong demand for CCA products in the P.R.C. and partially offset by decreased demand from the North American and European markets. Utility sales decreased by 804 metric tons for the three month period ended September 30, 2009 compared to the similar period in 2008, primarily due to decreased demand from the North American and European markets.

Capacity and Output

The following table summarizes installed cladding capacities and output by for the three month period ended September 30, 2009:

	Three Months Ended September 30, 2009
	P.R.C.		US
	Capacity	Output	Capacity	Output
CCA	10,000	7,631	3,100	524
CCS	200	16	4,075	1,256
Other*	-	370	-	32
Total	10,200	8,017	7,175	1,812

*We have no cladding capacity outside of our Dalian and Fayetteville facilities. The “Other” capacity and output under US segment primarily refers to brass plated steel (“BPS”) products, extruded cables and other finished CCA and CCS products from our Telford, England facility, as well as scrap sales from all facilities worldwide.

As of September 30, 2009, we had combined CCA annual production capacity of 52,400 metric tons and CCS cladding capacity of 17,100 metric tons on an annualized basis based on our product mix. Installed capacity can increase or decrease based on the size of the rod used in the cladding operation for CCA and on the conductivity engineered into the CCS production. The above capacity figures reflect a further 6,000 metric tons of annualized CCA capacity which was successfully installed and commissioned at our Dalian facility during the second quarter of 2009.  We also have plans to install a further 8,200 metric tons of annualized CCS cladding capacity online at our Dalian facility by the end of the first quarter of 2010.  We expect the first 4,100 metric tons of annualized CCS cladding capacity to be fully operational at our Dalian facility by the end of the fiscal year 2009 and an additional 4,100 metric to be operational during the course of first quarter of 2010.

Product Mix

	Metric Tons Sold
	Three Months Ended September 30,
	2009		2008
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
CCA	8,155	83.0%	7,711	75.6%	444	5.8%
CCS	1,272	12.9%	2,295	22.5%	(1,023)	-44.6%
Others	402	4.1%	196	1.9%	206	105.1%
Total net sales	9,829	100.0%	10,202	100.0%	(373)	-3.7%

The chart above illustrates the growth of CCA as a percentage of tons sold comparing the three month period ended September 30, 2009 to September 30, 2008, for the combined reporting segments. The demand for our CCA products in the PRC strengthened during the third quarter 2009 compared to the same period in 2008 due to increased traction of domestic infrastructure projects related to the stimulus package and 3G network build-out. Furthermore, we experienced a significant tapering of demand of approximately 37.1% for CCA and CCS based products served by facilities in our US reporting segment due to economic conditions in the North American and European markets.

Gross Margin

	Three Months Ended September 30,		Change
(in millions)	2009	2008	Dollar	%
Gross Margin	$15.2	$16.9	$(1.7)	-10.1%
as a percentage of net sales	31.8%	26.5%		5.3%

Gross margin decreased $1.7 million or 10.1% quarter over quarter. The decline in gross margin was primarily due to lower average selling prices, which resulted in lower revenues. Despite the decline in absolute gross margin, the gross margin for the three months ended September 30, 2009, as a percentage of net sales increased from 26.5% to 31.8% when compared to the same period in 2008 due primarily to higher margins contributed by our Fayetteville facility, as well as a slight increase in margins at our Dalian facility. The gross margin at the Company’s Fayetteville facility increased from 11.3% to 20.1% year over year as a result of cost savings initiatives implemented by management, and to a lesser extent, improved product mix. This gross margin represented the highest quarterly gross margin level achieved at the Fayetteville facility since the October 2007 acquisition of Copperweld Bimetallics. Gross margins at our Dalian facility also improved for the three month period ended September 30, 2009, increasing from 32.3% to 34.6% compared to the same period in 2008 as we cycled through lower cost inventory.

Selling Expenses

	Three Months Ended September 30,		Change
(in millions)	2009	2008	Dollar	%
Selling Expenses	$1.1	$1.2	$(0.1)	-8.3%
as a percentage of net sales	2.3%	1.9%		0.4%

Selling expense decreased by $0.1 million or 8.3% for the three months ended September 30, 2009, compared to the same quarter of 2008. Selling expenses decreased primarily because of the cost saving initiatives implemented by management and decreased sales volume from our US segment. As a percentage of net sales, selling expenses experienced a slight increase from 1.9% of net sales for the 2008 quarter to 2.3% of net sales due to decreased revenue.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in millions)	2009	2008	Dollar	%
General and Administrative Costs	$3.5	$3.4	$0.1	2.9%
as a percentage of net sales	7.4%	5.4%		2.0%

General and administrative expenses remained relatively flat during the three month period ended September 30, 2009, compared to the same period in 2008. As a percentage of net sales, general and administrative expenses increased slightly by 2.0% to 7.4% from 5.4% for the third quarter of 2008 compared to the same period in 2009 as a result of decreased revenue in the third quarter of 2009. During the third quarter of 2009, included in general and administrative expenses were non-factory depreciation and amortization of $442,959 and amortization of intangible assets of $119,166, compared to $440,548 and $98,071, respectively in the third quarter of 2008.

Operating Income

The following table sets forth operating income by segment, in millions of dollars:

	Three Months Ended September 30,
	2009		2008
	Amount	% of Operating income	Amount	% of Operating income	Dollar Change	% Change
P.R.C.	$10.8	102%	$12.9	105%	$(2.1)	-16.3%
US	$0.4	4%	$0.1	1%	$0.3	300.0%
Corporate	$(0.6)	-6%	$(0.7)	-6%	$0.1	-14.3%
Total operating income	$10.6	100%	$12.3	100%	$(1.7)	-13.8%

Operating income in the three months ended September 30, 2009, declined approximately $1.7 million, or 13.8%, compared to the same period in 2008, which was primarily due to lower net sales and partially offset by higher gross margins and cost savings initiatives implemented by management.

Operating income in the P.R.C. segment decreased approximately $2.1 million, or 16.3%, in the period ended September 30, 2009 when compared to the same period in 2008, primarily due to a decline in total net sales and partially offset by higher gross margins.

Operating income in the US segment increased approximately $0.3 million, or 300.0%, in the period ended September 30, 2009 when compared to the same period in 2008, primarily as a result of higher gross margins and cost savings initiatives implemented by management, partially offset by a decline in total net sales.

Other Income (Expense)

Interest Income (Expense)

	Three Months Ended September 30,		Change
(in millions)	2009	2008	Dollar	%
Interest Income	$0.1	$0.2	$(0.1)	-50.0%
Interest Expense	$(1.2)	$(1.8)	$0.6	-33.3%
Net Interest Expense	$(1.1)	$(1.6)	$0.5	-31.3%
as a percentage of net sales	-2.3%	-2.5%		0.2%

Net interest expense in the period ended September 30, 2009 decreased by approximately $0.5 million versus the same period in 2008, which was primarily the result of the repayment of Dalian’s short term bank loans. As a percentage of net sales, net interest expense decreased from 2.5% for the period ended September 30, 2008 to 2.3% for the period ended September 30, 2009.

Gain on convertible note extinguishment

On August 13, 2009, the Company entered into a Notes Purchase Agreement (the “Repurchase Agreement”) with Citadel Equity Fund Ltd. Pursuant to the Repurchase Agreement, the Company repurchased $2.0 million principal amount of the convertible notes in exchange for the issuance 440,529 shares of our common stock, valued at $4.0 million.  The remaining $3.0 million principal amount will be repurchased for cash in the amount of $6,060,000.  The early repurchase of the notes prior to the maturity date will result in a recognized gain of $3.8 million.

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

For the three months ended September 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $2,058,352 and $0, respectively.

The fair market value of our derivative hedge is mainly determined based upon changes in the forward market six month USD LIBOR rates and changes in the forward market exchange rate between USD and Chinese RMB. A decline in forward market LIBOR rates and accelerated depreciation in Chinese RMB against USD can generate material losses on our derivative hedge. Since its effective date, the fair value of this Swap Agreement changed to a payable of $7,652,664 and $4,377,076 as of September 30, 2009, and December 31, 2008, respectively.

Tax

	Three Months Ended September 30, 2009
	Dalian	Fayetteville & Telford	Parent Company	Consolidated
Profit (Loss) before income tax	11.0	0.2	(1.1)	10.1
Income tax expense (credit)	1.8	-	(0.9)	0.9
Profit (loss) after income tax	9.2	0.2	(0.2)	9.2

Profit before tax for Dalian was $11.0 million in the period ended September 30, 2009 with profits from the US segment before tax of $0.2 million. Loss at the Fushi Copperweld parent company level was $1.1 million primarily due to interest expenses on the high yield notes, non-cash stock-based compensation, non-cash charges related to changes in fair value of derivative liabilities related to the convertible notes conversion options, as well as professional fees and outside service expenses and partially offset by gain from the repurchase of the convertible notes.. On a consolidated basis, profit before tax was $10.1 million and we recognized a tax expense of $0.9 million.

Net Income

	Three Months Ended September 30,		Change
(in millions)	2009	2008	Dollar	%
Net Income Before Taxes	$10.1	$10.5	$(0.4)	-3.8%
Provision for Income Taxes	$0.9	$1.5	$(0.6)	40.0%
Net Income After Taxes	$9.2	$9.0	$0.2	2.2%
as a percentage of net sales	19.3%	14.2%		5.1%

Net income for the three months period ended September 30, 2009, was $9.2 million compared to $9.0 million for the comparable period in 2008, an increase of approximately $0.2 million. Net income as a percentage of net sales increased from 14.2% for the prior period to 19.3% primarily due to increased gross margins.

Earnings Per Share

	Three Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$9,194,933	$9,046,950
Basic Weighted Average Number of Shares	28,084,416	27,387,302
Net Income per Share – Basic	$0.33	$0.33
Net Income for Diluted Earnings Per Share	$9,194,933	$8,876,958
Diluted Weighted Average Number of Shares	29,206,508	28,446,786
Net Income per Share – Diluted	$0.31	$0.31

Basic and diluted earnings per share (EPS) for the quarter ended September 30, 2009, were $0.33 and $0.31, respectively, compared to $0.33 and $0.31, respectively, for the comparable period in 2008.

Comparison of the Nine Months Ended September 30, 2009 and September 30, 2008:

Net Sales

	Net Sales
	Nine Months Ended September 30,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
P.R.C.	$104.7	79.8%	$128.8	71.4%	(24.1)	-18.7%
US	26.5	20.2%	51.6	28.6%	(25.1)	-48.6%
Total net sales	$131.2	100.0%	$180.4	100.0%	(49.2)	-27.3%

	Nine Months Ended September 30,
	2009		2008
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
P.R.C.	22,964	80%	20,486	70%	2,478	12.1%
US	5,868	20%	8,875	30%	(3,007)	-33.9%
Total sales volume	28,832	100%	29,361	100%	(529)	-1.8%

Net sales decreased 27.3% over the nine month period ended September 30, 2008 primarily due to a 24.6% decline in average selling prices as a result of a decline in the costs of our raw materials and partially offset by an increase of 12.1% in tons sold from our P.R.C. segment over the same period.

The P.R.C. segment experienced a decline of 18.7% in net sales for the nine months ended September 30, 2009 relative to the comparable 2008 period. The majority of the decrease in P.R.C. net sales for the nine months ended September 30, 2009, is due to a 27.5% decline in the average selling price as a result of lower metal prices relative to the comparable 2008 periods and was partially offset by a 12.1% increase in metric tons sold. We generally pass the cost of price changes in raw materials to customers when we set the base price for our products. As raw material prices change we pass that change through, whether it results in an increase or decrease in the base price for our products. We expect long-term demand for our P.R.C. products to be positively affected by the build-out of the homegrown 3G network in the P.R.C., continued traction of the government stimulus package announced in November 2008, and our impending installation of CCS cladding capacity.

The US segment experienced a significant decline in net sales in all major geographic regions with particular weakness in Europe and North America, experiencing a decline of 48.6% for the nine months ended September 30, 2009 relative to the comparable 2008 period. The decline in US segment net sales for the nine months period ended September 30, 2009 as relative to comparable 2008 period is primarily the result of a 33.9% decline in metric tons shipped and a 16.7% decline in average selling price. We continue to remain optimistic that the electrical utility industries provide strong growth opportunities for our CCS products within the markets served by our US segment operations. However, delays in disbursement of government stimulus packages and uncertainty in the global economy may continue to depress capital spending by telecommunication and electrical utility providers negatively impacting markets and consequently our net sales within the markets of the US segment.

Net Sales by Industry

	Net Sales
	Nine Months Ended September 30,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Telecommunication	$62.2	47.4%	$90.3	50.0%	(28.1)	-31.1%
Utility	61.3	46.7%	78.7	43.6%	(17.4)	-22.1%
Transportation	1.3	1.0%	3.0	1.7%	(1.7)	-56.7%
Other	6.4	4.9%	8.4	4.7%	(2.0)	-23.8%
Total net sales	$131.2	100.0%	$180.4	100.0%	(49.2)	-27.3%

The following table presents the breakdown of metric tons shipped to customers by industry:

	Net Sales
	Nine Months Ended September 30,
	2009		2008
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
Telecommunication	13,761	47.7%	14,320	48.8%	(559)	-3.9%
Utility	12,903	44.7%	13,000	44.2%	-97	-0.7%
Transportation	192	0.7%	439	1.5%	(247)	-56.3%
Other	1,976	6.9%	1,602	5.4%	374	23.3%
Total sales volume	28,832	100.0%	29,361	100.0%	(529)	-1.8%

During the nine month period ended September 30, 2009, our sales to the telecommunication markets decreased by 559 metric tons, primarily due to decreased demand from markets served by our US segment. In our PRC segment operations, we have increased sales volume in the telecommunication market, which has been our largest market, and we are focused on increasing market share in the underdeveloped utility market. Utility sales decreased by 97 metric ton for the three month period ended September 30, 2009 compared to the similar period in 2008, primarily due to decreased demand from the North American and European markets and partially offset by increased demand from our PRC segment.

Capacity and Output

The following table summarizes installed cladding capacities and output for the nine months ended September 30, 2009:

	Nine Fiscal Months Ended September 30, 2009
	P.R.C.		US
	Capacity	Output	Capacity	Output
CCA	28,500	22,288	9,300	1,499
CCS	600	38	12,225	4,299
Other*	-	638		70
Total	29,100	22,964	21,525	5,868

*We have no cladding capacity outside of our Dalian and Fayetteville facilities. The “Other” capacity and output under US segment primarily refers to brass plated steel (“BPS”) products, extruded cables and other finished CCA and CCS products from our Telford, England facility, as well as scrap sales from all facilities worldwide.

As of September 30, 2009, we had combined CCA annual production capacity of 52,400, metric tons and CCS cladding capacity of 17,100 metric tons on an annualized basis based on our product mix. Installed capacity can increase or decrease based on the size of the rod used in the cladding operation for CCA and on the conductivity engineered into the CCS production. The above capacity figures reflect a further 6,000 metric tons of annualized CCA capacity which was successfully installed and commissioned at our Dalian facility during the second quarter of 2009.  We also have plans to install a further 8,200 metric tons of annualized CCS cladding capacity online at our Dalian facility by the end of the first quarter of 2010.  We expect the first 4,100 metric tons of annualized CCS cladding capacity to be fully operational at our Dalian facility by the end of the fiscal year 2009 and an additional 4,100 metric to be operational during the course of the first quarter of 2010.

Product Mix

	Metric Tons Sold
	Nine Months Ended September 30,
	2009		2008
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
CCA	23,787	82.5%	22,331	76.1%	1,456	6.5%
CCS	4,337	15.0%	6,591	22.4%	(2,254)	-34.2%
Others	708	2.5%	439	1.5%	269	61.3%
Total sales volume	28,832	100%	29,361	100%	(529)	-1.8%

The chart above illustrates the growth of CCA as a percentage of tons sold comparing the nine months period ended September 30, 2009 to September 30, 2008, for the combined reporting segments.  The demand for our CCA products in the PRC strengthened for the first nine months of the fiscal year 2009 compared to the same period in 2008 due to increased traction of domestic infrastructure projects related to the stimulus package and 3G network build-out. Furthermore, we experienced a significant tapering of demand of 33.9% for CCA and CCS based products served by facilities in our US reporting segment due to economic conditions in the North American and European markets.

Gross Margin

	Nine Months Ended September 30,		Change
(in millions)	2009	2008	Dollar	%
Gross Margin	$37.6	$48.4	$(10.8)	-22.3%
As a percentage of net sales	28.6%	26.8%		1.8%

Gross margin profit decreased $10.8 million or 22.3% for the nine months ended September 30, 2009 compared to the comparable period in 2008. Despite the decline, the gross margin as a percentage of net sales for nine months ended September 30, 2009 increased over the same period in 2008 by 180 basis points to 28.6%.

Selling Expenses

	Nine Months Ended September 30,		Change
(in millions)	2009	2008	Dollar	%
Selling Expenses	$3.4	$3.3	$0.1	3.0%
As a percentage of net sales	2.6%	1.8%		0.8%

Selling expense increased slightly to $3.4 million for the nine months ended September 30, 2009, compared to the same period of 2008, an increase of $0.1 million or 3.0%. Selling expenses increased primarily because of increased efforts in sales to penetrate the electrical utility market partially offset by cost savings initiatives. As a percentage of net sales, selling expenses increased from 1.8% of net sales for the nine months ended September 30, 2008 period to 2.6% of net sales during the same period in 2009 primarily due to lower net sales.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in millions)	2009	2008	Dollar	%
General and Administrative Costs	$9.8	$11.3	$(1.5)	-13.3%
as a percentage of net sales	7.4%	6.3%		1.1%

General and administrative expenses decreased by $1.5 million or 13.3% to $9.8 million during the nine months period ended September 30, 2009, compared to the same period in 2008. This decrease is primarily a result of cost saving initiatives implemented by management. As a percentage of net sales, general and administrative expenses increased slightly by 1.1% to 7.4% from 6.3% for the first nine months of fiscal year 2008 compared to the same period in 2009 as a result of decreased net sales. During the nine months of fiscal year 2009, included in general and administrative expenses were non-factory depreciation and amortization of $1,331,317 and amortization of intangible assets of $357,449, compared to $1,283,585 and $256,722, respectively during the same period in 2008.

Operating Income

	Nine Months Ended September 30,
	2009		2008
	Amount	% of Operating income	Amount	% of Operating income	Dollar Change	% Change
P.R.C.	$28.2	115.1%	$35.4	104.7%	$(7.2)	-20.3%
US	$(1.0)	-4.1%	$1.8	5.3%	$(2.8)	-155.6%
Corporate	$(2.7)	-11.0%	$(3.4)	-10.0%	$0.7	-20.6%
Total operating income	$24.5	100.0%	$33.8	100.0%	$(9.3)	-27.5%

Operating income for the nine months ended September 30, 2009 declined approximately $9.3 million, or 27.5%, compared to the same period in 2008, which was primarily due to lower net sales and partially offset by cost savings initiatives implemented by management.

The operating income in the P.R.C. segment decreased approximately $7.2 million, or 20.3%, for the nine months ended September 30, 2009, when compared to the same period in 2008, primarily due to a decline in total net sales.

The operating income in the US segment decreased approximately $2.8 million for the nine months ended September 30, 2009, when compared to the same period in 2008, primarily, as a result of lower net sales. In the US segment, manufacturing overhead accounted for 18% of net sales in the third quarter of 2009 compared to 13% of net sales in the third quarter of 2008. Our US segment capacity utilization rate was approximately 26.5% year-to-date as of September 30, 2009 compared to 41.7% in the similar period in 2008. Gross margins were negatively affected due to operating at fractional capacity, but were offset by significant cost savings initiatives implemented by management which included employee reductions and restructuring. Additionally, raw material changes were incorporated; lowering cost, thereby lowering COGS, and thereby offsetting gross margin reductions realized due to underabsorption of manufacturing.

Other Income (Expense)

Interest Income (Expense)

	Nine Months Ended September 30,		Change
(in millions)	2009	2008	Dollar	%
Interest Income	$0.2	$0.5	$(0.3)	-60.0%
Interest Expense	$(4.2)	$(7.4)	$3.2	-43.2%
Net Interest Expense	$(4.0)	$(6.9)	$2.9	-42.0%
as a percentage of net sales	-3.0%	-3.8%		0.8%

Net interest expense decreased by approximately $2.9 million, or 42.0%, during for the nine months ended September 30, 2009, compared to the same period in 2008. This decrease is primarily the result of the repayment of Dalian’s short term bank loans and one time interest accrued and amortization of costs in the amount of $2.0 million relating to commission on debt issues in the second quarter of 2008. As a percentage of net sales, net interest expense decreased from 3.8% for the nine months ended September 30, 2008 to 3.0% in the same period of 2009.

Gain on convertible note extinguishment

On August 13, 2009, the Company entered into a Notes Purchase Agreement (the “Repurchase Agreement”) with Citadel Equity Fund Ltd. Pursuant to the Repurchase Agreement, the Company repurchased $2.0 million principal amount of the convertible notes in exchange for the issuance 440,529 shares of our common stock, valued at $4.0 million.  The remaining $3.0 million principal amount will be repurchased for cash in the amount of $6,060,000.  The early repurchase of the notes prior to the maturity date will result in a recognized gain of $3.8 million.

Change in fair value of derivative instruments and liabilities

The fair market values of our warrant and conversion option derivatives are determined by the market price of our stock, strike price, volatility, risk free interest rate, expected life and dividend yield. An increase in our stock price can generate material losses on our warrant and conversion option derivatives.

For the nine months ended September 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $7,181,198 and $0, respectively.

For the nine months ended September 30, 2009 and 2008, the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $752,114 and $0, respectively.

Tax

	Dalian	Fayetteville & Telford	Parent Company	Consolidated
Profit (Loss) before income tax	$28.2	$(1.3)	$(12.2)	$14.7
Income tax expense (credit)	4.1	-	(3.3)	0.8
Profit (Loss) after income tax	$24.1	$(1.3)	$(8.9)	$13.9

The amount of taxable income that the US companies] must generate in order to recover the $11,057,111 deferred tax asset balance at September 30, 2009, is approximately $32,520,914 in the next 20 years.  As of September 30, 2009, the accumulated pretax loss is $36,611,291, of which $33,780,643 is incurred by the parent company, Fushi Copperweld, and only $2,830,648 incurred by our operations at our Fayetteville facility. The parent company does not generate revenues and its expenses primarily include interest expenses on the High Yield Notes, stock-based compensation, changes in fair value of derivative liabilities related to Convertible Notes conversion options, hedge and warrants, as well as professional fees and outside service expenses.

U.S. operations at our Fayetteville facility experienced profits in the first three quarters of fiscal year 2008 and the third quarter of fiscal year 2009 of $1,036,996, $244,546, $102,198 and $242,365 respectively. The net loss in the fourth quarter of 2008 and the first two quarters of 2009 was mainly due to the global economy downturn, but management believes Fayetteville will be able to generate enough profit in the next 20 years to realize the deferred tax assets at that time. Furthermore, cost savings initiatives at the Fayetteville facility have effectively lower its breakeven levels, as evidenced by the profit realized in the third quarter of fiscal year 2009 despite slight declines in net sales. . With these cost saving measures in place, we believe that it is possible to realize profit at current sales levels at our Fayetteville facility and that we will be well positioned to experience increased profitability when the global economic crisis subsides and sales begin to rebound to historical levels.

As a result, we did not record a valuation allowance at September 30, 2009. A valuation allowance would not cause us to violate any debt covenants in our High Yield Notes.

The Company has cumulative undistributed earnings from foreign subsidiaries of approximately $126.1 million as of September 30, 2009, included in the consolidated retained earnings and will continue to be re-invested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Net Income

	Nine Months Ended September 30,		Change
(in millions)	2009	2008	Dollar	%
Net Income Before Taxes	$14.7	$27.1	$(12.4)	-45.8%
(Benefit) Provision for Income Taxes	$0.8	$(3.2)	$(2.4)	-75.0%
Net Income After Taxes	$13.9	$23.9	$(10.0)	-41.8%
as a percentage of net sales	10.6%	13.2%		-2.7%

Net income for the nine months period ending September 30, 2009, was $13.9 million compared to $23.9 million for the comparable period in 2008, a decrease of approximately $10.0 million or 41.8%. Net income as a percentage of net sales declined from 13.2% for the prior period to 10.6%, principally a result of lower revenue and a significant non-cash loss in the change in fair value of derivative liability.

Earnings Per Share

	Nine Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$13,858,550	$23,898,292
Basic Weighted Average Number of Shares	27,827,152	27,263,638
Net Income per Share – Basic	$0.50	$0.88
Net Income for Diluted Earnings Per Share	13,858,550	23,780,949
Diluted Weighted Average Number of Shares	28,676,832	28,601,237
Net Income per Share – Diluted	$0.48	$0.83

Basic and diluted earnings per share (EPS) for the nine months ended September 30, 2009, were $0.50 and $0.48, respectively, compared to $0.88 and $0.83, respectively, for the same period last year.

Selected Balance Sheet Data at September 30, 2009 (unaudited) and the year ended December 31, 2008:

	Selected Balance Sheet Data
	September 30,	December 31, 2008	Change
(in millions)	Unaudited		Dollar	%
Cash	$60.0	$65.6	$(5.6)	-8.5%
Accounts Receivable, net	$69.1	$49.8	$19.3	38.8%
PP&E	$115.6	$119.8	$(4.2)	-3.5%
Total Assets	$294.3	$294.5	$(0.2)	-0.1%
Short Term Debt	$14.0	$27.3	$(13.3)	-48.7%
Long Term Debt	$25.0	$40.0	$(15.0)	-37.5%
Shareholders' Equity	$220.4	$203.0	$17.4	8.6%

Our financial condition continues to improve as measured by an increase of 8.6% in shareholders’ equity during the nine months of 2009. Cash decreased 8.5% during the period primarily due to the repayment of $17.6 million short term loans. Accounts receivable increased 38.8% as a result of extended credit terms in 2009 to certain credible customers that have long-standing business relationships with us in order to capture increased market share. Short term debt decreased by 48.7% primarily as a result of repayments of short term loans at our PRC operation. Long term debt declined by $15.0 million because a $5.0 million due note was repaid and $10.0 million of our outstanding $35.0 million notes was reclassified to short term debt because of January and July 2010 due dates on such portion of the notes.

Plant and equipment consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	43,662,801	43,418,544
Transportation equipment	4,177,659	4,138,892
Machinery and equipment	73,131,989	55,147,707
Office furniture	1,169,789	1,166,477
Construction in progress	16,865,916	33,163,330
Totals	139,108,880	137,135,676
Less accumulated depreciation	(23,498,298)	(17,374,649)
Totals	$115,610,582	$119,761,027

Construction in progress at September 30, 2009 consisted of the following:

		September 30, 2009	Commencement	Expected
No.	Project Description	(Unaudited)	Date	completion date
1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$3,081,574	Dec-07	Mar-10
2	Corporation administration office building	13,143,496	May-03	Dec-10
3	Manufacture building (Dalian)	630,346	Jan-08	Dec-09
4	Manufacturing machinery and equipment for CCA	10,500	July-09	Mar-10
	Total	$16,865,916

Construction in progress as of December 31, 2008 consisted of the following:

No.	Project description	December 31, 2008	Commencement date	Expected completion date
1	Manufacturing machinery and equipment for CCA/CCS	$14,507,534	Dec-07	Mar-10
2	Corporation administration office building	12,964,718	May-03	Dec-10
3	Manufacturing machinery and equipment for CCA (Multiple)	3,298,681	Oct-07 thru Jan-08	Mar-09 thru Dec-09
4	Manufacturing machinery and equipment for CCS (Multiple)	1,775,300	Mar-07 thru Sep-08	Mar-09 thru Dec-09
5	Manufacture building	617,097	Jan-08	Dec-09
	Total	$33,163,330

At September 30, 2009, construction in progress mainly consists of $13.1 million in Tower B (corporate administration office building) located at our Dalian facility. The building consists of two towers, Tower A and Tower B. For Tower A, approximately $11 million had been recorded in construction in progress and transferred to fixed assets when management determined that the building was completed and ready for use in 2007. Tower A is currently utilized as administration offices for our Dalian facility.  Tower B began construction in May 2003 and was originally designed to be constructed as a hotel; however, construction plans were amended in 2007 to construct Tower B as solely additional office space which will be solely used by the Company instead. The Company does not expect any lease cancellation/moving expenses/impairment charges as we are not moving out of our current office space, which is Tower A. Tower B will be used as the Company’s additional office space and the Company does not plan to lease any part of Tower B to others. Total gross floor area of Tower B is approximately 13,000 square meters. Tower B is still currently under construction and is expected to be completed by December 2010.  All costs incurred relating to Tower B have all been recorded in construction in progress Project No. 2 and have not yet transferred to fixed assets. As of September 30, 2009, the total construction in progress balance related to Project No.2 is $13,143,496. The estimated costs to complete Tower B as of September 30, 2009, and December 31, 2008, were approximately $2.91 million and $3.09 million, respectively.

Construction in progress at September 30, 2009 also consists of a $3 million project of manufacturing machinery and equipment related to CCA and CCS production lines and ancillary equipment, which is used to produce CCA and CCS wire products respectively. Management believes that these CCA and CCS related machinery and equipment will be in service for a minimum of 10 years. Upon successful installation, these production lines and ancillary equipment will increase the Company’s CCA and CCS wire production capacity in Dalian which the Company believes will have a positive impact on their future cash flow through increased sales and profit. The designed/expected annual capacity of the $14.5 million machinery/equipment as of December 31, 2008 is approximately 6,000 Metric tons (not including relocated capacity between Fayetteville and Dalian facilities).  At December 31, 2008, the production capacity in Dalian was 34,800 Metric tons.  The Company believes the addition of this machinery/equipment could result in a production capacity increase of approximately 17%. The machinery and equipment is located in Dalian, China. The estimated completion date of this project is March 2010. By September 30, 2009, $13.1 million of the above mentioned machinery and equipment was completed and transferred to fixed assets. The $3 million balance as of September 30, 2009 is primarily related to relocated CCS product lines from Fayetteville facility to Dalian facility, which will add approximately 8,200 Metric tons of CCS capacity annually to the Dalian facility and the project is expected to be completed by the end of first quarter 2010. The estimated additional annual costs to operate and maintain the relocated machinery and equipment range from approximately $100,000 to $150,000. The estimated costs to complete this project as of September 30, 2009, and December 31, 2008 were $1.99 million and $2.34 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At September 30, 2009, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, in the future, we may face difficulties in moving funds deposited within the PRC to fund working capital or capital expenditure requirements for our locations outside the PRC. To mitigate the difficulties of moving funds, we plan to maintain and expand our working capital lines for Fayetteville and Telford as necessary as our sales increases and our working capital needs grow.

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

The transference of operating funds from Dalian to our non-PRC subsidiaries and parent company during 2008 was $6.1 million. For the nine months and the three months ended September 30, 2009 the amounts transferred were $9.6 million and $3.4 million respectively.

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

In summary, our cash flows were:

	Nine Months Ended September 30,
(in millions)	2009	2008
Net cash provided by (used in) operating activities	$15.6	$(19.8)
Net cash used in investing activities	$(5.4)	$(17.4)
Net cash (used in) provided by financing activities	$(15.8)	$2.1
Effect of exchange rate on cash	$(0.0)	$5.3
Cash and cash equivalents at beginning of period	$65.6	$79.9
Cash and cash equivalents at end of period	$60.0	$50.0

For the nine months ended September 30, 2009, net cash provided by operating activities was $15.6 million, which is an increase of $35.4 million from a deficit of $19.8 million for the same period in 2008, reflecting a significant improvement in operating cash flow year over year.  The favorable change is primarily attributable to decreases in advance to suppliers consistent with decreased revenue and add-back deprecation, partially offset by an increase in accounts receivables and inventory and a decrease in net income.

For the nine months ended September 30, 2009, net cash used in investing activities was a deficit of $5.4 million, and was primarily attributable to $5.2 million in property and equipment purchases and advances compared to $18.7 million for the same period ended September 30, 2008. The repairs and maintenance expense for the nine months ended September 30, 2009 and 2008, amounted to $391,809 and $707,564 respectively. The repairs and maintenance expense for the three months ended September 30, 2009 and 2008 amounted to $66,696 and $192,792, respectively. We do not expect significant increases in repairs and maintenance in the future. For the three and nine months ended September 30, 2009 and 2008, there were no amounts expended for major renewals and betterments that were capitalized.

For the nine months ended September 30, 2009, net cash provided by financing activities was a cash deficit of $15.8 million, which was primarily attributable to the repayments on $17.6 million in bank loans, scheduled repayment of $5 million principal of high yield notes and a decrease in our revolving line of credit of $0.7 million partially offset by proceeds on a private placement of $1.9 million.

At September 30, 2009, our cash balance was $60.0 million compared to $50.0 million at December 31, 2008.

Days sales outstanding (DSO) has increased from 82 days at December 31, 2008, to 122 days at September 30, 2009, while days payable outstanding remains relatively stable at 15 days as of September 30, 2009, compared to 16 days at December 31, 2008.

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2008	Nine months ended September 30, 2009
Customer Payment Term	Payment in advance to 90 days	Payment in advance to 120 days
Supplier Payment Term	Payment in advance to 30 days	Payment in advance to 30 days

The increase in DSO was because we extended credit terms for our P.R.C. segment in late 2008 and 2009 to certain credible customers that have long-standing business relationships with us in order to capture increased market share. We believe that our ability to extend credit terms puts pressure on our smaller competitors whose limited capital resources have become further strained due to the global economic crisis and who are unable to make such adjustments for customers.  Prior to this adjustment in customer credit policies, the standard number of days we gave our customers to pay was 90 days. We write off receivables specifically based on the facts we obtain about the customers’ ability to pay. The Company has established appropriate procedures to facilitate collection.

Aging Analysis of accounts receivable:

	September 30, 2009	December 31, 2008
	(Unaudited)
1-30 days	$20,548,072	$7,967,992
31-60 days	14,542,153	14,981,574
61-90 days	12,583,790	17,033,521
91-180 days	21,446,134	9,394,901
180-365 days	852,020	723,089
Over 365 days	261,879	-
Bad debts allowance	(1,181,365)	(318,529)
Total	$69,052,683	$49,782,548

Inventory turnover days increased slightly from 16 days at December 31, 2008, to 18 days at September 30, 2009. The Company’s principal raw materials consist of aluminum and steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affect the prices of the Company’s products and influence the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

Advance to supplier’s turnover days has decreased from 45 days at December 31, 2008, to 15 days at September 30, 2009, as we utilized the advances to purchase raw materials. Due to globally depressed commodity prices, the Company believed there was an opportunity to secure lower purchase prices through increased investments in deposit (advance) to suppliers which in turn lowered the average purchase price of raw materials and minimized the loss resulting from the significant decline in spot prices in the fourth quarter of 2008

Like all businesses, we are assessing the current financial environment on a daily basis from financial data published in the market place, discussions with our customers regarding their current and future purchasing plans and through discussions with our suppliers and others with some insight within the financial realm in order to develop a better perspective of the future opportunities for our company.  At this time, we believe that our sales will continue to grow because of the infrastructure development in the PRC and throughout Asia. As a result of our acquisition of Copperweld, we have realized significant savings on capital expenditures by moving underutilized equipment to locations with a need for that equipment and believe we will continue to benefit from such savings in future periods. We anticipate that our working capital requirements may increase as a result of the continued expansion of our combined business, continued increases or recovery in sales, potential increases in the price of copper and our other raw materials over the longer term, competition and our relationship with suppliers or customers. We believe that our existing cash, cash equivalents and cash flows from operations, combined with availability under our revolving credit facility, will be sufficient to meet our presently anticipated future cash needs for at least the next 12 to 18 months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Considering the current global liquidity shortage, there can be no assurance that such finding will be available when needed, or, if available, that it will be available on terms acceptable to the Company.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at September 30, 2009:

Contractual obligations	Total	Payment due by less than 1 year	2–3 years	4-5 years	More than 5 years
Long-Term Debt Obligations-High Yield note principal	$35,000,000	$10,000,000	$25,000,000	$0	$0
Estimated variable rate interest payment related to High Yield notes (semi-annual)	$3,930,378	$2,128,955	$1,801,423	$0	$0
Long-Term Debt Obligations-SWAP settlement	$7,652,664	$2,519,771	$5,132,893	$0	$0
Repurchase of Convertible Notes	$6,060,000	$6,060,000	$-	$0	$0
Capital Lease Obligations	$243,022	$68,976	$174,046	$0	$0
Total	$52,886,064	$20,777,702	$32,108,362	$0	$0

Assumption:

•       We will repay the HY Note strictly according to the mandatory redemption schedule defined in the HY note agreement.  Six months LIBOR as of July 24, 2009 is 0.95% and spread rate is 5.60%. The USD/CNY Spot Rate is 6.8264.

•       According to the Convertible Notes repurchase agreement dated3 August 13, 2009, the outstanding balance as of September 20, 2009 was $6.06 million and due in less than one year. As of November 9, 2009 and as described in Note 10, “Repurchase of Convertible Notes”, the Company has communicated to the note holders and prepared all wire transfers to be made related to the repurchase of the remaining outstanding debt owed to Citadel in the amount of $6,060,000.

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

Pursuant to the settlement agreement, the Judgment shall be satisfied in full no later than January 15, 2010 through a combination of cash and shares. As partial payment to reduce the Judgment, we delivered to Kuhn’s on May 21, 2009, $1,000,000 plus accrued interest (the “Escrow Payment”), which was being held in an escrow account (the “Escrow Assets”) located in the U.S. that was governed by an Escrow Agreement between us and Kuhn’s, dated October 3, 2007. This is the only cash payment to be made per the settlement agreement (cash was not transferred out of China), therefore, we do not believe that it has any material adverse effect on our liquidity. At a closing which was held on June 5, 2009 (the “Closing Date”), we (i) delivered to Kuhns a stock certificate for 100,000 shares of Common Stock (the “Initial Shares”), which had been part of the Escrow Assets, and (ii) deposited a stock certificate for 2.2 million shares of Common Stock in escrow (the “Escrow Shares”) with the Escrow Agent along with an executed stock power in blank, to be held pursuant to the Escrow Agreement. We agreed to deposit a total of 2.2 million shares of Common Stock. We were obligated to have a registration statement registering the Escrow Shares declared effective by October 3, 2009.  Upon effectiveness, Kuhn’s could only receive proceeds from the sale of such number of Escrow Shares necessary to satisfy the Judgment. As a result of our failure to have the registration statement timely declared effective, under the terms of the settlement agreement, Kuhns elected to receive 1,370,352 shares as restricted shares from the escrow account in full satisfaction of the Judgment, which as of October 4, 2009, was in the principal amount of $5,626,993 with an additional $184,997 in accrued interest.

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

Segment reporting

The Company uses a “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. As of September 30, 2009, the Company has two reportable segments: China and US. The China segment, through the Dalian manufacturing facility, is engaged in developing, designing, manufacturing, marketing and distributing copper-cladded bi-metallic engineered conductor products, principally copper-clad aluminum (CCA) and primarily services the Asia-Pacific region, and specifically the PRC market. The US segment, consisting of two manufacturing facilities, one in Fayetteville, Tennessee, USA and a second in Telford, England, are engaged in developing, designing, manufacturing, marketing and distributing copper-cladded bimetallic engineered conductor products, principally CCA and copper-clad steel (CCS) and primarily service the North and South American, European, Middle Eastern and North African markets.

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

In accordance with the transition provisions, the new guidance had been applied to the $5,000,000 of the Company’s Convertible Notes that were outstanding as of January 1, 2009.  The cumulative effect of this change in accounting principle of $1,357,150 has been recognized as a reduction of the opening balance of Retained Earnings as of that date.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s balance sheet as of December 31, 2008 and the amounts that would have been recognized if the guidance had been applied from the issuance date of the outstanding Convertible Notes.

Recent Accounting Pronouncements

In January 2009, the FASB issued an accounting standard which amended the impairment model by removing its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued authoritative guidance related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This standard became effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. The adoption of this standard did not have a material impact on the disclosures related to its consolidated financial statements.

In May 2009, the FASB an accounting standard which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. The standard is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. The standard requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on November 9, 2009.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company has not completed the assessment of the impact this new standard will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The Company has not completed their assessment of the impact that this pronouncement will have on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

We are primarily exposed to price risk related to our purchase of copper used in the manufacturing of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2009, and did not employ any commodity price derivatives during the nine months ended September 30, 2009.

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

We recognized a foreign currency translation gain adjustment of $112,093 and $14,062,515 for the nine months ended September 30, 2009 and 2008, respectively.

Interest Rate Risk

We are primarily exposed to interest rate risk arising from the 6 month LIBOR rate on which the interest rate for our Guaranteed Senior Secured Floating Rate Notes due 2012 (“HY Notes”) totaling $35 million or 50% of our total liability, is based. If there was a hypothetical 1% change in the 6-month LIBOR interest rate, the net impact to earnings would be approximately $0.35 million on an annualized basis.

In order to mitigate our exposure to volatility in interest rates and foreign currency exchange rates associated with the HY Notes, on April 10, 2007, the Company entered into a cross currency swap transaction (the “Swap”) with Merrill Lynch Capital Services, Inc. (“MLCS”). The Swap, with a notional principal value of $35 million, converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate. The agreement was deemed effective January 24, 2007. The Swap requires semi-annual payments in arrears on July 24 and January 24 and matures the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. The Company uses this derivative instrument only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

The fair value of the Swap is determined based on our own model which reflects the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. Since its effective date, the fair value of this Swap agreement changed to a payable of $7,652,664 and $4,377,076 as of September 30, 2009, and December 31, 2008, respectively.

For the nine months ended September 30, 2009, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $3,275,588. For the nine months ended September 30, 2008, changes in fair value of the Swap resulted in a decrease in the liability and a profit to other comprehensive income of $3,209,403, net of taxes.

For the three months ended September 30, 2009, changes in fair value of the Swap resulted in a decrease in the liability and a gain to other comprehensive income of $237,768. For the three months ended September 30, 2008, changes in fair value of the Swap resulted in a decrease in the liability and a gain to other comprehensive income of $3,940,908, net of taxes.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We have not seen any major customer’s accounts receivable experienced any material write-off of accounts receivable in the past.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.   Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed, on November 27, 2006, Kuhns Brothers, Inc., Kuhns Brothers Securities Corp. and Kuhns Brothers & Co. (collectively, “Kuhns”) filed a lawsuit against us alleging a breach of an engagement letter, dated May 27, 2005, between us and Kuhns.  On August 5, 2008, a judgment was entered against us in the amount of $7,197,794, plus interest and attorneys fees, which we subsequently appealed. Pursuant to a Settlement and Forbearance Agreement and Release between Kuhns and us on May 19, 2009, Kuhns agreed to reduce the judgment to $7,000,000.  The judgment was to be satisfied in full no later than January 15, 2010 through a combination of cash and shares.  As partial payment of the judgment we paid $1,000,000 in cash, plus interest of $29,922.61 and released from escrow to Kuhns a stock certificate for the 100,000 shares of common stock, which together with the cash had been held in an escrow account, which was governed by an escrow agreement between us and Kuhns, dated October 3, 2007.  As part of the terms of the settlement agreement, in June 2009 we also deposited a stock certificate in the amount of 2,200,000 shares in a separate escrow account.  We were obligated to have a registration statement registering the shares declared effective by October 3, 2009.  Upon effectiveness, Kuhns would have been able to sell from time to time and receive proceeds from the sale of such number of shares in the escrow account necessary to satisfy the remaining amount of the judgment.  As a result of our failure to have the registration statement timely declared effective, under the terms of the settlement agreement, Kuhns elected to receive 1,370,352 shares as restricted shares from the escrow account in full satisfaction of the judgment, which as of October 4, 2009, was in the principal amount of $5,626,993 with $184,997 in accrued interest.  The per share value of the 1,370,352 shares released from the escrow was equal to fifty percent (50%) of the daily volume weighted average price of the Common Stock on the Nasdaq Global Select market as reported by Bloomberg for the ten trading days before the date of delivery of the shares to Kuhns, which was equal to $4.24 per share.  The remaining 829,648 shares in escrow shall be released to us and cancelled.

Item 1A. Risk Factors

The following are additional risk factors relating to our business operations since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently announced tightened controls on the convertibility of RMB into foreign currency have made it more difficult to make payments in U.S. dollars and fund business and operating activities of our subsidiaries located outside of China.

Substantially all of the cash on our balance sheet is in RMB. Recently tightened restrictions on currency exchanges has considerably limited our ability to convert our cash in RMB to make payments in U.S. dollars or fund business and operating activities of our subsidiaries located outside of China, which has had the most significant impact on our ability to support Copperweld’s operations in Fayetteville, TN. Although as of September 30, 2009, our PRC subsidiaries could legally pay approximately $116.4 million in dividends, our PRC subsidiaries have never paid dividends to our non-PRC subsidiaries and parent company and do not intend to do so for the foreseeable future. Historically our Dalian subsidiary has provided financial support to our non-PRC subsidiaries and our parent company to meet their cash requirements by the transferring of its operation fund to those entities, and we expect that it will continue to do so over the next 12 months, which may include providing the funds needed to meet our obligations under the Note Purchase Agreement with Citadel in the amount of approximately $6 million and the line of credit with Wells Fargo in the amount of $4.5 million. The transferring of its operation fund from Dalian to our non- PRC subsidiaries and parent company during 2008 and the nine months ended September 30, 2009 was $6.1 million and $9.6 million, respectively. Although the PRC government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, remittance of foreign currencies abroad and conversion of RMB for capital account items, including direct investment and loans, is subject to the approval of the PRC State Administration for Foreign Exchange, or SAFE, and other relevant authorities, and companies are required to open and maintain separate foreign exchange accounts for capital account items. As an example, the new SAFE restrictions caused a delay in our ability to convert and provide intercompany loans to our US subsidiary to pay interest on our outstanding HY Notes and Convertible Notes, which required us to raise capital from outside sources to allow for such payments to be made through Copperweld. We cannot assure you that the Chinese regulatory authorities will not impose new or more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions. Any adverse actions by SAFE could affect our ability to get cash, by means of loans or capital contributions, to our parent company and our non-PRC subsidiaries in order to fund operations and to meet our payment obligations under the Notes Purchase Agreement with Citadel and the Forbearance Agreement with Wells Fargo. Our failure to meet these obligations under could result in a significant increase as default interest payments under the obligations with Citadel and result in the acceleration of the amounts due to Wells Fargo, which may trigger certain cross-defaults under the HY Notes and Convertible Debentures, including acceleration of the amounts due thereunder. Any of these consequences could have a material adverse effect on our cash flows.

Previously, we were not in compliance with certain financial covenants in our Financing Agreement with Wells Fargo, and may not be able to further extend the forbearance period under the Forbearance Agreement, as amended, with Wells Fargo, which could have a material adverse impact on Copperweld’s operations.

For both quarters ended on June 30, 2009 and March 31, 2009, Copperweld reported a negative fixed charge ratio due to the loss incurred on a rolling 12 months basis, and as a result was in violation of maintaining a fixed charge ratio of at least 1.0 to 1.0 under the financing agreement with Wells Fargo. This was the sole violation of the covenants under the terms of the revolving line of credit agreement with Wells Fargo. As of September 30, 2009, we had $4.0 million in borrowings outstanding under the line of credit. The default did not result in any cross defaults under our other existing debt, however, on May 6, 2009, Wells Fargo exercised its right to implement a 2% additional default rate of interest effective April 1, 2009 for the March 31 covenant violation. Although Wells Fargo had the right to accelerate the amounts outstanding they did not exercise such right and on August 11, 2009 we entered into a Forbearance Agreement with them which expired on October 31, 2009. Prior to the expiration on October 27, 2009, we entered into an amendment to the Forbearance Agreement which extends the forbearance period to January 31, 2010. Entering into this agreement is one of several steps we have taken to mitigate our liquidity concerns, however, we can provide no assurance that we will have sufficient resources either in the US or through intercompany loans from our PRC subsidiary to fund our cash needs in the future. If we are not in compliance with the covenants under the Financing Agreement or the Forbearance Agreement, Wells Fargo would be entitled to accelerate our outstanding debt, and we may be unable to negotiate another forbearance agreement with them. If our outstanding debt is accelerated, the payment of the accelerated debt will have a material adverse impact on the working capital and cash flows of Copperweld’s operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

FUSHI COPPERWELD, INC.

Date: November 9, 2009	By:	/s/ Beihong Linda Zhang

Name: Beihong Linda Zhang
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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