Form 10-K
period 2009-12-31
Fushi Copperweld, Inc.
filed 2010-03-16
CIK 710846

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 0-19276

FUSHI COPPERWELD, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	13-3140715
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

TYG Center Tower B, Suite 2601,
Dong San Huan Bei Lu Bing 2,
Beijing, PRC 100027

(Address of Principal Executive Offices, Including Zip Code)

Registrant’s Telephone Number: (011)-86-10-8447-8280

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.006 Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ Do not check if a smaller reporting company	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on March 11, 2010 was approximately $265,705,304. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock on March 11, 2010 was 37,248,672.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the registrant’s 2010 Annual Meeting of Stockholders to be held in the second quarter of fiscal year 2010 is incorporated by reference in Part III to the extent described therein.

FUSHI COPPERWELD, INC.
FORM 10-K ANNUAL REPORT
Year Ended December 31, 2009

i

PART I

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements made in Annual Report on Form 10-K and the documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions, as well as future or conditional verbs such as “will,” “should,” “would” and “could,” often identify forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Annual Report generally and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under the section entitled “Risk Factors” set forth herein. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur. You should not place undue reliance on these forward-looking statements.

In addition, actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to:

•	fluctuating copper prices that impact our business and operating results;
•	dependence on a few suppliers for a significant portion of our raw materials, and any interruption of production at our key suppliers will affect our results of operations and financial performance;
•	the timing lag between our raw materials purchases and product pricing can negatively impact our profitability due to increased volatility of raw materials prices;
•	substantial defaults by our customers in accounts receivable, which could have a material adverse affect on our liquidity;
•	we do not maintain product liability insurance in the PRC, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our property or to claims filed against us;
•	recently announced tightened controls on the convertibility of the Renminbi into foreign currency have made it more difficult to make payments in U.S. Dollars or fund business activities outside of the PRC; and
•	changes in policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “yuan” or “RMB” are to the Chinese yuan (also known as the renminbi). According to the Federal Reserve Bank, http://www.ny.frb.org/, as of December 31, 2009, US $1.00 = 6.8259 yuan (or 1 yuan = US$0.14650).

Except as otherwise indicated or as the context otherwise requires, “Fushi,” “the Company,” “we,” “our” and “us” refer to Fushi Copperweld, Inc. (formerly Fushi International, Inc.), a Nevada corporation and its subsidiaries, (i) Fushi Holdings, Inc. (formerly Diversified Product Inspections, Inc.) (“Fushi Holdings”), (ii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iii) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (iv) Copperweld Bimetallic, LLC (“Copperweld”), and (v) Copperweld Bimetallics UK, LLC.

In this Annual Report, all references to the “PRC” refer to the People’s Republic of China. In accordance with industry practice, “MT” refers to a metric ton, a unit of weight equivalent to 1,000 kilograms. This Annual Report contains translations of Renminbi amounts into U.S. dollars at specific rates solely for the convenience of the reader. The conversion of Renminbi into U.S. dollars in this Annual Report is based on the noon buying rate in The City of New York for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at a rate of RMB 6.8259 to US$1.00, the noon buying rate in effect as of December 31, 2009. We make no representation that any Renminbi or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or Renminbi, as the case may be, at any particular rate, the rate stated above, or at all. The PRC government imposes control over its foreign currency reserves in part through direct regulation of the conversion of Renminbi into foreign currency and through restrictions on foreign trade. “Copperweld” is a registered trademark that we own and “Fushi” is an additional trademark we use in our business.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. Our bimetallic conductors combine the conductivity of copper with the light weight of aluminum or the ruggedness of steel to offer favorable end-use and cost characteristics, such as weight savings, increased flexibility of end-products, extended life, increased tensile strength, lower corrosion and oxidation and decreased theft risk, while delivering superior signal transmission capabilities in many applications. These benefits provide for greater ease of handling and installation, which reduce shipping and labor costs and limit waste, ultimately saving our customers money beyond our price advantage over solid copper products. We provide additional value through our innovative design and engineering and proprietary manufacturing processes, ultimately resulting in our superior product quality.

We sell bimetallic wire products to a diverse base of customers worldwide that operate primarily in the telecommunications, electrical utility, and transportation industries. Our products are sold to 536 customers in 37 countries and are marketed under the established “Copperweld®” and “FushiTM” brand names. We believe our customers view the Copperweld brand as the premium choice for bimetallic products offered internationally. Our products become components in a wide variety of end-use products and are sold directly to cable manufacturers or through either distributors or sales agents, and to end-users, by our direct sales organization. The PRC represented the largest market for our products, accounting for approximately 80% of our revenues in the fiscal ended December 31, 2009, with North America, Europe and the Middle East and North Africa representing 16%, 3%, and 1% of our revenues in this period, respectively. We continue our efforts to diversify our business, further reducing customer concentration over the past twelve months.

We operate three manufacturing facilities located in Dalian, Liaoning, in the PRC, Fayetteville, Tennessee, in the U.S., and Telford, England, in the U.K. As of December 31, 2009, in aggregate, we have 52,400 MT of annualized CCA capacity and 17,100 MT of annualized CCS capacity globally. We recently completed an expansion of our downstream processing capabilities in our U.S. facility and have also transferred certain manufacturing lines from our U.S. facility to our PRC facility. Furthermore, on February 5, 2010 we acquired Dalian Jinchuan Power Cable Co. (“Jinchuan”), a leading low and medium voltage power cable manufacturer in Northeastern China, for approximately $10.2 million in cash, which allows us to further downstream process our products and provides a strategic expansion into the utility market sub-segment. These capacity and acquisitions changes have allowed us to geographically optimize our capabilities, share technology and manufacturing best-practices between our facilities, expand our product base to include higher value-added and higher margin products, and improve profitability and delivery by eliminating third party processors.

As a result of continued strength in the Chinese market and in our global end-markets, we have remained profitable while many value-added processors of commodity metals have experienced losses resulting from challenging economic conditions. We believe that our continued profitability results from our ability to mitigate the effect of raw materials cost fluctuations through “metals pass through” pricing, our access to growing end-markets due to our global reach, the recognized quality of our products, our leadership position in the industry and associated benefits of scale, our low-cost manufacturing capabilities in the PRC and the proprietary manufacturing technology we employ. While the volatility of our raw materials costs, especially copper, is a primary cause of price variations in our products, and is thus reflected in our revenues, changes in raw materials costs do not typically meaningfully affect our dollar profitability on a per MT basis. Rather, when the costs of our raw materials decrease, our prices to our customers decrease and the amount of our total revenues decreases while the dollar amount of our gross profit on a per MT basis remains relatively stable. As a result, we are able to maintain profitability despite volatility in our raw material costs.

Our History

We were incorporated as a Nevada company on October 6, 1982 under the name M, Inc. We changed our corporate name to Parallel Technologies, Inc. in June 1991. We were formed as a “blank check” entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately-owned entity seeking to become a publicly-owned entity. In a series of restructuring transactions which began in 2005 and were completed in 2006 (the “Restructuring”), we acquired Fushi Holdings, Inc., incorporated in the state of Delaware, which is a holding company for Fushi International (Dalian) Bimetallic Cable Co., Ltd (“Fushi International (Dalian)”), organized under the laws of the People’s Republic of China (PRC). As a result of the restructuring transactions, Fushi International (Dalian) acquired substantially all of the manufacturing assets and business and controls the remaining assets and financial affairs of Dalian Fushi Bimetallic Manufacturing Co., Ltd (“Dalian Fushi”). Dalian Fushi is a limited liability company organized under the laws of the PRC, which is engaged in the manufacture and sale of bimetallic wire products. Following the restructuring, Dalian Fushi became a non-operating entity.

On October 29, 2007 we acquired Copperweld, Bimettallics (“Copperweld”) for $22.5 million in cash. Effective January 15, 2008, we changed our name from Fushi International, Inc. to Fushi Copperweld, Inc. to recognize the worldwide importance of the Copperweld brand while continuing to leverage the Fushi brand, especially in the PRC. We, and our customers, view the Copperweld brand as the premium brand of bimetallic products and will promote the Copperweld brand as a premier product, worldwide.

Our Corporate Structure

The following diagram shows the structure of our company from an operating perspective. The top management functions reside at the Fushi Copperweld level with executive management, operations management, sales management and financial management functioning at this level. The PRC manufacturing, while managed at the corporate level, functions through Fushi Holdings, Fushi International (Dalian), Dalian Jinchuan Power Cable and Dalian Fushi. The US and United Kingdom manufacturing occurs through Copperweld and report to an executive at the Fushi Copperweld level.

Our Business Operations

We operate our business principally through two wholly-owned subsidiaries: Fushi International (Dalian) Bimetallic Cable Co. Ltd. and Copperweld Bimetallics, LLC. Fushi International (Dalian) is a subsidiary of Fushi Holdings which is wholly-owned by Fushi Copperweld, Inc.

Fushi International (Dalian)

We believe Fushi International (Dalian) is one of the largest and leading providers of bimetallic wire in the PRC. Fushi International (Dalian) operates from a production facility and corporate headquarters located in Dalian, Liaoning, in the PRC. Through Fushi International (Dalian), we develop, design, manufacture, market and distribute copper-clad bimetallic engineered conductor products, principally CCA conductors. As of December 31, 2009, we have approximately 40,000 MT of annualized CCA capacity at our PRC facility, which primarily serves the Asia-Pacific region. In 2009, we expanded our product offerings and production capabilities in the PRC through the transfer of higher capacity CCA machinery that utilizes the same cladding technology we employ at our U.S. facility. This redistribution of CCA capacity allowed us to optimize the geographic location of our manufacturing capabilities and maximize the efficient distribution of these products. We are also in the process of further expanding our production capabilities in our PRC facility through the introduction of CCS production capacity, which was transferred from our U.S. facility, to expand the end-markets and customer bases we serve in the PRC. We anticipate the addition of 8,200 MT of annualized CCS capacity in this facility by the first quarter of 2010, and believe our operation will be the first facility in the PRC to have large-scale CCS production capabilities.

Copperweld

We believe Copperweld is one of the largest and leading providers of bimetallic wire in the North American, European, Middle Eastern and North African markets. Copperweld operates two production facilities in Fayetteville, Tennessee, in the U.S., and in Telford, England, in the U.K. Through these facilities, we develop, design, manufacture, market and distribute copper-clad bimetallic engineered conductor products, principally CCA and CCS conductors. As of December 31, 2009, we have approximately 12,400 MT of annualized CCA capacity and approximately 16,300 MT of annualized CCS capacity at Copperweld’s U.S. facility. We have purchased and installed additional downstream processing equipment for our U.S. facility, which will enable us to further expand our product base to include higher value-added and higher margin products, and improve profitability and delivery by eliminating third party processors. The capital expenditures associated with these projects are now complete and the majority of this equipment came online during the quarter ended June 30, 2009. Our U.K. facility provides processing, sales and service to our European, Middle Eastern, and North African customers, and our processing capabilities at this facility consist primarily of finishing capacity for products shipped from our U.S. facility. Through Copperweld, we have a well-established global sales distribution network and access to proprietary manufacturing technologies.

Financial Information About Geographic Areas

The below table provides a breakdown of our sales by segment for the fiscal years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31
	2009	2008	2007
	(In Millions)
Total sales:
PRC	$145.8	$156.3	$117.7
US	37.1	65.1	10.5
Total sales:	$182.9	$221.4	$128.2

The below table provides a breakdown of our long-lived assets by segment for the fiscal years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31
	2009	2008	2007
	(In Millions)
Total long-lived assets:
PRC	$118.3	$119.7	$101.4
US	26.8	28.4	20.4
Total long-lived assets:	$145.1	$148.1	$121.8

Our Products

We manufacture, market and distribute bimetallic conductors (conductors consisting of two metals), primarily CCA and CCS. Both CCA and CCS are composed of center cores of either aluminum or steel, surrounded by an outer layer, also referred to as a sheath or clad, of pure copper, resulting in an engineered composite bimetallic conductor. Our proprietary manufacturing process results in a metallurgical bond between the copper sheath and the core metal. While the amount of copper used in cladding the core-metal varies widely based on the market and customer needs, we estimate that bimetallic conductors can reduce the amount of copper used by as much as 90% by volume, or 73% by weight, compared to solid copper conductors, which offers our customers considerable cost savings.

In addition, for many applications, bimetallic conductors offer significant advantages over copper wire. Our engineered bimetallic conductor products offer end-users greater performance than solid copper conductors. Our bimetallic conductors combine the efficiency of copper with the lightweight qualities of aluminum in CCA, or with the ruggedness and strength of steel in CCS. Bimetallic conductors offer significant weight savings (CCA), increased flexibility and end-product ease-of-handling (CCA), increased tensile strength (CCS), improved corrosion characteristics (CCA and CCS) and decreased theft risk (CCA and CCS). Conductivity can be customized to fit many applications by changing the percentage of copper. Ultimately, the physical and electrical attributes of our bimetallic products provide our customers with cost savings beyond their intrinsic pricing advantages.

End-user manufacturers in the industry have increasingly pursued alternative technologies to solid copper conductors, such as bimetallic options, due to both performance and economic considerations. Relative to traditional copper conductors, bimetallic conductors offer greater value to a variety of customers. As a result of the benefits of bimetallic conductors, we believe there are substantial opportunities to capture increased market share in applications that have historically been dominated by solid copper wire.

We believe the proprietary manufacturing technology we employ allows us to produce superior products compared to other manufacturers and creates significant barriers to entry in certain end-markets. Manufacturing copper-clad products involves bonding copper tape to an aluminum or steel core rod, drawing the cladded product to a finished diameter and heat treating as necessary depending on customer specifications. We believe the proprietary cladding process we employ differentiates us from our competitors by allowing us to offer superior product quality. Since 1991, Copperweld has had a worldwide exclusive license from kabelmetal electro GmbH (now Nexans Deutschland Industries GmbH & Co. KG) to certain of Nexans’ patents and proprietary manufacturing technology related to the production of bimetallic rods and wire, on which we rely to produce our products. The license was initially for a 15 year term, but in 2000 was extended for an additional 10 years through 2015 and, thereafter, automatically renews for successive one year periods unless either party fails to fulfill its obligations under the license. In addition, our research and development capabilities support the ongoing evolution of our products and the applications we can support. We are continuously working toward new technologies and products that we expect will improve the performance and capabilities of our bimetallic products, thereby allowing us to enter new markets. As an example, we recently installed wire stranding capacity in our U.S. facility, which has allowed us to use our CCS conductors as raw material components to manufacture value-added stranded products that are sold within both the electrical utility and transportation markets.

The Bimetallic Industry

The bimetallic conductor industry is a subset of the broader wire and cable industry, which is a $140 billion global market according to the Freedonia Group, a leading publisher of industry market research. Bimetallic conductors are generally used as substitutes for solid copper conductors. The wire and cable market broadly consists of two large categories: electrical, involving products that are used for electrical current carrying capabilities, and telecommunications, involving products that are used for signal carrying communications purposes. According to CRU International Limited, a leading independent metals research firm, the electrical market accounts for approximately 74% of the worldwide wire and cable market, with telecommunications accounting for the remaining 26%. The global bimetallic wire industry is fast-growing and increasingly competitive. This is especially true in the PRC where there is considerable fragmentation of manufacturers.

The telecommunications market accounted for 47.9% of our revenues in the fiscal year ended December 31, 2009. CCA is an industry-standard center-conductor material in coaxial cable applications due to the signal carrying capabilities of copper on the surface of the center-conductor, the light weight and flexibility of aluminum and the cost savings compared to solid copper wire. A key driver of investment into the telecommunication infrastructure is growth in broadband and mobile subscribers. According to Gartner, Inc., a leading information technology research company, the estimated 2009 broadband penetration rate in emerging markets in Asia was 11% and the mobile penetration rate in Asia was 51%, as compared to 66% and 88% in North America and 62% and 128% in Western Europe, respectively. As a result of the current low levels, Asian mobile penetration rates are expected to increase from 51% in 2009 to 73% in 2013, driven largely by growth in the PRC. Consequently, telecommunication carriers in the PRC are expected to continue investing in infrastructure projects in line with demand. Three major telecommunications carriers in the PRC have announced plans to spend RMB 400 billion, or approximately $59 billion, between 2009 and 2011 to build out the PRC’s third generation, or 3G, mobile networks, which we expect to be a driver for increased bimetallic wire sales going forward.

The utility market accounted for approximately 45.9% of our revenues in the fiscal year ended December 31, 2009. Bimetallic wire, typically CCS, is widely used in U.S. power systems in grounding applications, power cables, electrified railroad tracks and tracer wire (laid to help detect plastic piping or fiber optic cable). CCS manufacturing capacity has yet to be introduced in the PRC market in large and readily available quantities, and we anticipate that opening the first large-scale CCS production capability in the PRC will allow us to be the innovator in developing the PRC market for this product. We believe that the electrical utility market for bimetallics in the PRC is underdeveloped relative to other markets worldwide and could serve as an area of significant growth for our PRC facility. In response to widespread power outages that occurred between 2002 and 2005, two of the largest power grid operators in the PRC have announced transmission and distribution capital expenditure plans of RMB 1,220 billion, or approximately $179 billion, by 2010.

The transportation end-market accounted for approximately 1.1% of our revenues in the fiscal year ended December 31, 2009 and we expect this market to be an important driver of our future growth. Our CCS and CCA wires are used in original equipment and aftermarket applications for electrified rail applications as well as in automobiles, trucks, motorcycles, commercial off road equipment and trailers. In October 2008, the Chinese State Council approved a RMB 2 trillion, or approximately $293 billion, investment plan to construct 25,000 kilometers (16,000 miles) high-speed rail network through 2012. This investment plan extends the previously announced railway building program in the PRC, which allocated RMB 1,250 billion, or $183 billion, in the 11th five-year plan to be invested between 2006 and 2010. As a result of this increased investment, the railway network in the PRC is expected to grow from 110,000 kilometers at the end of 2011 to over 200,000 kilometers by 2020, according to the Chinese Ministry of Railways.

In addition to the above, we believe that we will see significant growth in our end-markets as the RMB 4 trillion, or $586 billion, stimulus package implemented by the Chinese government in November 2008 continues to gain traction. The stimulus package focuses on transport infrastructure and power grid development (approximately RMB 1.5 trillion, or $220 billion), post-earthquake reconstruction (approximately RMB 1 trillion, or $146 billion) and rural infrastructure development (approximately RMB 370 billion, or $54 billion). According to the PRC’s National Bureau of Statistics, total fixed asset investment during the year to date period ended December 2009 grew by 30.1% over the same period in 2008, partially as a result of the implementation of the stimulus package.

Our Manufacturing Process

Manufacturing copper-clad products involves bonding copper tape to an aluminum or steel core, drawing the clad product to a finished diameter and heat treating as necessary depending upon the customer’s specifications. We use proprietary technologies developed in Dalian and Fayetteville, and also own the worldwide rights to other cladding technologies. These proprietary technologies allow us to produce superior copper-clad products compared to other producers. The Copperweld acquisition has allowed us to share technology between our manufacturing locations. We are continuing to integrate our technologies and equipment so as to better serve our customers from the location that offers the most cost effective and efficient solutions. Our technology base allows us to produce superior products, our combined research and development department supports continuing development and the geographical spread of our manufacturing locations improves our ability to provide superior service to our international customer base.

Research and Development

We are dedicated to continuously improving our current products and to developing new products that will improve the performance and capabilities of bimetallic materials and allow us to enter new markets. We are recognized by the Dalian Municipal Government as a “new and high-technology” enterprise and receive governmental funding and subsidies for our operations and research and development activities. We have also partnered with the University of Alabama and the Shanghai Electric Cable Research Institute to advance the development of new products and production methods. We expect new bimetallic products to evolve as substitutes for, improvements on, or lower-cost alternatives to solid copper wire in new end-markets and applications. We are currently working with several customers that supply original equipment manufacturers in various industries, such as electrified railway equipment, to gain product approval. We continue to focus on expanding within and into new, higher-margin products, applications and markets through ongoing research and development activity.

In November 2007, we were appointed to the Copper-Clad Aluminum Executive Standards committee by the National Standardization Administration of China. As part of the Copper-Clad Aluminum Executive Committee, we assisted in drafting China’s first-ever nationwide standards for copper-clad aluminum wire and are now waiting for the standard issuing. Furthermore, in November 2009, we were appointed to form and organize China’s first composite conductor working group by the National Standardization Administration of China to formulate a nationwide standard for composite conductor wires within the telecommunication, electrical, automotive, railway, industrial and utility industries, as well as in other high frequency signal and power transmission areas.

Quality Control

Quality control begins with our ordering process. Raw material vendors are qualified as suppliers, and are provided specifications that apply to each category of raw material used. When the raw materials arrive, our quality inspectors inspect each shipment for critical quality factors. During the manufacturing process, every employee has the responsibility and authority to identify non-conforming material or any material that shows manufacturing imperfections. Inspectors test our products during and after all aspects of the manufacturing processes.

In our final inspection process, we complete additional testing to insure customers receive compliant products. Additional testing in our laboratories includes tensile strength, breaking load, elongation, conductivity and uniformity of the copper surface depending on the product and the individual customer’s requirements. Our operational processes follow ISO guidelines from vendor selection, manufacturing and customer deliveries.

Warranties

We typically warrant our products for a period of one year from the date of shipment. This may include replacement or credit to dissatisfied customers. When we receive an indication that a product did not perform as expected, our quality control specialist and laboratory personnel test the product to determine if our process was correct for the specifications submitted by the customer and if the manufacturing process was completed as planned. If we failed to deliver the product according to the customer’s specifications or if the manufacturing process was flawed, we provide immediate credit to the customer. If we produced the product to the customer’s specifications and if the manufacturing process was not flawed, we send a team to the customer’s facilities to determine if we can assist the customer in correcting its internal process. Typically a team consists of at least one engineer, at least one experienced production person and the customer’s sales representative. If the product was manufactured to the proper specifications, our team works with the customer in developing corrective action to solve their problem.

We do not establish reserve funds for potential customer claims because, historically, we have not experienced significant customer complaints or returns. We believe that our customer support teams and our quality and manufacturing procedures will continue to keep claims at a level that does not support the need for a reserve. We review customer returns on a monthly basis and should the need ever arise, may establish a reserve fund as we expand our business by volume and products. If we were to experience a significant increase in warranty claims, our financial results could be adversely affected. See “Risk Factors — Risks Related to Our Business — We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims.”

Raw Materials and Suppliers

Our principal raw materials consist of aluminum and steel rods and copper strips, which collectively accounted for approximately 85.0% of our costs of goods sold in during the fiscal year ended December 31, 2009. Changes in the price of copper, which has an established history of volatility, directly affect the prices of our products and may influence the demand for our products. The daily selling price of copper on the COMEX averaged $2.37 per pound for 2009, a decrease of 24.3% from the average of $3.13 per pound for 2008. Copper, steel and aluminum are available in the market and we have not experienced shortages despite the current economic climate. We are constantly reviewing sources for raw materials to prevent shortages as we expand our business. During 2009, copper, aluminum and steel represented 53.3%, 41.3% and 5.4% of our raw material purchases, respectively.

For the fiscal year 2009, our top five suppliers accounted for 60% of our raw material supply compared to 65% in 2008. Our acquisition of Copperweld made additional suppliers in different parts of the world available to us so we believe that we will continue to reduce our dependence on only a few suppliers in future periods. We are in the process of integrating and restructuring our operations in an effort to streamline corporate resources and improve internal efficiency, with a particular focus on manufacturing and sales.

We purchase most of our raw materials at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating raw material prices. Our raw material price risk is mitigated because we generally attempt to pass changes in raw material costs to our customers. See “Risk Factors — Risks Related to Our Business — We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance.”

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

Our increasing economies of scale as we streamline the procurement process at the corporate level will enable us to purchase materials in larger volumes, offering us leverage to secure better pricing, and to a lesser degree, increasing the extent to which our suppliers rely on our purchase orders. We believe this relationship of mutual reliance will enable us to reduce our exposure to possible price fluctuations.

Payment terms vary with each supplier. Some suppliers require payment prior to shipment, others offer varying terms from 3 to 30 days following shipment. Demand for raw material in the PRC often requires that we prepay for our raw materials. Price is often affected by our payment terms; therefore, we typically agree to shorter terms in exchange for reduced pricing for our raw materials.

Customers

Our products’ target markets are manufacturers of finished wire, cable products and installers of equipment and systems which require conductive materials. We also utilize distributors for targeted markets and products. In most cases, our customers incorporate our products into end-products that they subsequently supply to their customers. The products we manufacture are used by these end-product makers as standard components, materials or parts that are built to their specifications. Therefore, our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used. Our technical and sales staff frequently provides technical and sales support to our customers.

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

We have a large customer base, with approximately 536 customers in 37 countries around the world. The geographic dispersion and large number of customers provide a diverse base of revenue sources that we believe provide additional insulation to slowing economic conditions in selected regions. As a result of our large and diverse customer base our largest customers account for an increasingly smaller, but healthy, percentage of net sales compared to past fiscal years. Our top five customers represented 15.2%, 18.2%, and 24.6% of our net sales during the fiscal years ended December 31, 2009, 2008, and 2007, respectively. Further, we anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business and shift our product portfolio to higher-margin products; however, we can give no assurance that this will be the case.

Marketing, Sales and Distribution

Our sales and marketing is a global operation. We market and sell our products through our direct sales force. In some countries we use sales agents or distributors to provide assistance with or lead our sales and distribution in selected countries.

Since the acquisition of Copperweld, we have begun integrating our sales and marketing functions on a global basis. Our sales team is under the direction of a global sales manager. Our extensive sales and service network covers over 60 countries We offer various pricing incentives to encourage larger-volume orders and long-term relationships with our customers. As a result of increasing demand for our products and as new marketing opportunities develop, we expect to increase our outside sales force by reassigning current employees and adding additional qualified personnel. During 2009 we expanded our footprint throughout the globe the addition of agents in Europe, the Middle East, and South America. Our sales staff works closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products. Throughout 2009 and continuing into the 2010 year, we provided professional sales training to our sales force.

In the first quarter of 2010, we hired a global marketing manager to direct our marketing and branding activities within all markets we serve. As an important component of our marketing activities, we attended industry-specific conferences and exhibitions to promote our products and brand name. For example, we attended the “Interwire Convention” in Cleveland, Ohio and the “CRU Conference” in Rome, Italy in 2009. We also plan on attending “WIRE Dusseldorf”, the world’s largest international wire and cable trade fair, in April 2010. We also advertised in industry journals and magazines and marketed our products on the Internet.

Product Delivery and Risk of Loss

We usually deliver our products to our customers’ place of business, while in some cases customers make their own delivery arrangements. Our Shipping Departments arrange for all deliveries regardless of the delivery method. In Dalian we have our own heavy trucks and contracted drivers that allow us to ship our products and also utilize common carriers. In Fayetteville and Telford, we use common carriers. International shipments are arranged through several ocean freight forwarding companies.

We include shipping expenses in the purchase price of our products or as separately stated charges. In either instance, delivery costs are ultimately borne by our customers. In addition, some orders require us to purchase freight insurance on behalf of a customer in which case the cost of such freight insurance is included in the purchase price of the products.

Insurance

Product Liability Insurance

We currently do not carry product liability or other similar insurance to cover products made and shipped. While historically product liability lawsuits against the Company have been rare and we have never experienced significant failures of our products, we cannot give any assurance that we will not have exposure for liability in the event of the failure of any of our products in the future. See “Risk Factors — Risks Related to our Business — We do not presently maintain product liability insurance in the PRC, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.”

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

Seasonality

Historically, our revenues have not been materially impacted by seasonal variations. In the first several years of our operations in the PRC, due to limited manufacturing capacity and demand that outstripped capacity, seasonality was minimal. After the increase of our manufacturing capacities and acquisition of Copperweld, we experienced certain quarterly fluctuations in revenues due to changing and expanding customer demands from different markets. Sales volumes out of Fayetteville, which primarily serves the North American and European markets, are generally lower in our fourth and first quarters, due primarily to cold weather related reduction in demand for construction related products and shutdown of our facility during the year-end holidays. Additionally, the PRC historically experiences a slowdown in demand during our first quarter due to the Chinese New Year holiday. We expect these variations to continue in the future and thus, we believe it is more meaningful to focus on annual rather than interim results.

Competition

Competition in the bimetallic industry, particularly in the PRC, can be characterized by rapid growth and a concentration of manufacturers, primarily due to an accelerated replacement of copper by bimetallic products applications. The most significant factors that affect our competitive position are:

•	the performance and cost effectiveness of our products relative to those of our competitors;
•	our ability to manufacture and deliver products in required volumes, on a timely basis and at competitive prices;
•	the superior quality and reliability of our products;
•	our customer support capabilities, both from an engineering and operational perspective;
•	excellence and flexibility in operations;
•	world leader in bimetallic products;
•	our strong financial position and resources to address the fluctuating needs for working capital;
•	effectiveness of customer service and our ability to send experienced operators and engineers as well as a seasoned sales force to assist our customers; and
•	overall management capability.

We believe that we can differentiate ourselves by offering superior product quality, timely delivery, and better value. See “Risk Factors — Risks Related to Our Business — We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.”

Our Growth Strategies

Our goal is to strengthen our position as the global leader in the bimetallic conductors industry through the following strategies:

Capitalize on Industry Leadership and Low Cost Position to Continue Capturing Market Share.  We believe we have been and will continue to be able to benefit from our industry leadership as well as our low cost position as we continue to grow the business. Our diverse global manufacturing capabilities allow us to provide a uniquely comprehensive suite of offerings to customers throughout Asia, North America and Europe. We believe our customers view the Copperweld brand as a premium choice for bimetallic products offered internationally, and that we will be able to capitalize on this as we continue developing new markets and applications for our products. Our low cost facility in the PRC provides us a competitive advantage in product pricing, allowing us to maintain strong margins while continuing to grow and capture market share. In addition, as a result of the cost reduction initiatives that we have implemented, our U.S. facility has effectively lowered its breakeven by approximately 300 MT per month. Our initiatives in our U.S. operating segment continue to enhance our low cost position in comparison to other manufacturers of bimetallic wire. We believe that we will be able to capitalize on our low cost position to continue capturing share in our existing markets as well as to successfully enter new markets.

Accelerate New Product and End Market Development.  We are dedicated to continuously improving our current products and developing new products that will improve the performance and capabilities of bimetallic materials and allow us to enter new markets. We are recognized by the Dalian Municipal Government as a “new and high-technology” enterprise and receive governmental funding and subsidies for our operations and research and development activities. We have also partnered with the University of Alabama and the Shanghai Electric Cable Research Institute to advance the development of new products and production methods. We expect new bimetallic products to evolve as substitutes for, improvements on, or lower-cost alternatives to solid copper wire in new end-markets and applications. We are currently working with several customers that supply original equipment manufacturers in various industries, such as electrified railway equipment, to gain product approval. We continue to focus on expanding within and into new, higher-margin products, applications and markets through ongoing research and development activity.

Focus on Margin Enhancement.  We believe that there are significant opportunities to increase profitability within our U.S. operating segment, which operated at a loss in the first, second and fourth quarter of 2009, by sharing best practices with our PRC facility. Additional processing equipment was brought online at our U.S. facility to bring more value-added downstream operations in-house, enabling us to sell directly to end-users rather than through third party processors. We expect that these higher value-added products, along with ongoing cost reduction initiatives and greater production rates, will generate improved margins in our U.S. operations.

Optimize Utilization Rates.  As we continue to gain market share, we will be focused on optimizing manufacturing capacity and utilization through our manufacturing footprint. We have moved one CCA and two CCS production lines that were under-utilized from our U.S. facility to our PRC facility. We have also purchased one new CCA line utilizing proprietary technology licensed to Copperweld for our PRC facility. In total, the lines we transferred from our U.S. facility are expected to increase capacity at our PRC facility by 72% relative to installed capacity at December 31, 2007. The CCA lines are currently fully operational and we currently expect that the CCS cladding line will be operational during the first quarter of 2010. These lines have added approximately 12,400 MT of annualized CCA capacity and will add approximately 8,200 MT of annualized CCS capacity into the PRC market where we anticipate higher utilization rates due to stronger CCA and CCS demand growth in the region.

Continue Pursuing Strategic Acquisitions That Complement Our Strong Platform.  We believe that we are uniquely positioned to act as a global consolidator in our industry as a result of our leadership position in the competitive landscape, our international footprint and the strength of our brand names. We have a history of having consummated highly strategic, well priced, accretive acquisitions, and anticipate that we will continue to actively evaluate possible opportunities that would serve to expand our strategic capabilities, our access to customers and our product lines as well as downstream in our value chain. Partly as a result of the fragmented nature of the industry, we believe attractive potential acquisition candidates may present themselves, and we plan to continue our disciplined pursuit of strategic acquisitions to accelerate our growth, enhance our industry leadership and create value.

Intellectual Property

Our principal intellectual property rights consist of patents, patent application and the trademarks “Fushi”, which we use in our business, and “Copperweld”, which is a registered trademark that we use. Additionally we have acquired the rights to superior processes that can be renewed when they expire in 2015. We continue to improve the products for which we hold the rights and through our research department, we anticipate continuing our development of proprietary intellectual properties. We employ the services of a law firm to maintain our trademark registrations throughout the world and to identify any potential infringements on our trademarks or our patents.

We believe the proprietary manufacturing technology we employ allows us to produce superior products compared to other manufacturers and creates significant barriers to entry in certain end-markets. Manufacturing copper-clad products involves bonding copper tape to an aluminum or steel core rod, drawing the cladded product to a finished diameter and heat treating as necessary depending on customer specifications. We believe the proprietary cladding process we employ differentiates us from our competitors by allowing us to offer superior product quality. Since 1991, Copperweld has had a worldwide exclusive license from Kabelmetal Electro GmbH (now Nexans Deutschland Industries GmbH & Co. KG) to certain of Nexans’ patents and proprietary manufacturing technology related to the production of bimetallic rods and wire, on which we rely to produce our products. The license was initially for a 15 year term, but in 2000 was extended for an additional 10 years through 2015 and, thereafter, automatically renews for successive one year periods unless either party fails to fulfill its obligations under the license. We pay a royalty to Nexans of 1.7% on the sales of CCA products for which the Nexan’s patents and technology are used. In addition, our research and development capabilities support the ongoing evolution of our products and the applications we can support.

Domain Names  We own and operate websites, under the internet domain names www.fushiinternational.com, www.fushiinternational.cn, www.copperweld.com, www.copperweldbimetallic.com, and www.fushicopperweld.com. We pay an annual fee to maintain our registrations and for a service that identifies of any potential infringement on our domain names. The information contained on our website does not form part of this report.

Government Regulation

As a global company we are subject to rules and regulations imposed by a wide range of countries and are diligent in maintaining an awareness of those rules. Our common stock is registered with the SEC and, therefore, we are subject to U.S. rules and regulations regarding our securities and disclosure requirements. Our headquarters and a major manufacturing facility are located in the PRC and as such, we are subject to various tax and business governance rules and regulations imposed by the PRC and its political subdivisions. We also have operations in Fayetteville, TN and are subject to various commercial and taxing regulations imposed by the US and Tennessee as well as local governments. Our UK operation is subject to rules and regulations applicable to businesses operating in Great Britain. Failure to comply with the various government regulations can have a negative impact on our company; therefore we are diligent in our compliance with these rules and regulations.

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

Backlog of Orders

Our business is characterized generally by short-term order and shipment schedules. Accordingly, we do not consider backlog at any given date to be indicative of future sales. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. At March 12, 2010, our backlog of orders believed to be firm was $6.9 million compared with $3.4 million at March 13, 2009.

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

Employees

As of December 31, 2009, we had approximately 526 employees worldwide. A majority of our employees are located outside of the United States in the People’s Republic of China and the United

Kingdom. Of our employees, approximately 55.5% work in manufacturing. The remainder of employees includes engineers, sales and administrative personnel.

As a matter of Company policy, we seek to maintain good relations with our employees at all locations. We believe our relationship with our employees is good.

Available Information

Our website (www.fushicopperweld.com) contains frequent updated information about us and our operations. Our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q, Form 8-K and Proxy Statements and all amendments to those reports can be viewed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.fushicopperweld.com and clicking on Investor Relations and then clicking on Financial Reports and Filings. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, such as us, who file electronically with the SEC. The address of that website is http://www.sec.gov. The information on that website is not a part of this report, except as otherwise stated herein. The registration statements, reports and other information so filed can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. You can request copies of these documents upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

Executive Officers of the Registrant

The following are our Executive Officers as of March 16, 2010.

Directors and Executive Officers	Position/Title	Age
Li Fu	Chairman of Board and CEO	44
Joseph J. Longever	Co-CEO	57
Wenbing Christopher Wang	President, interim Chief Financial Officer and Director	38
J. Dwight Berry	Chief Operating Officer	57

The following is a description of the business experience for the last five years for each of the above named executive officers of our company:

Mr. Li Fu was appointed our Chairman and CEO on December 13, 2005. Since November 2009 Mr. Fu has served as our Co-Chief Executive Officer alongside Mr. Joseph Longever. Mr. Fu is a founder of Dalian Fushi and has been the Chief Executive Officer since the Company commenced operations in 2001. Mr. Fu graduated from the PLA University of Science and Technology with a degree in Engineering.

Mr. Joseph J. Longever was appointed our Co-Chief Executive Officer on November 23, 2009. He served as Chief Commercial Officer of Fushi Copperweld from July 2009 to November 2009. Prior to Fushi Copperweld, ran an independent consulting service which he founded in 2007. From 1999 to 2007 he held various Senior Management, Sales, Marketing and operations within Copperweld, including Vice President and Chief Operations Officer. He has also served as Executive Vice President and General Manager at Crest Manufacturing Company; and held sales roles at Texas Instruments.

Mr. Wenbing Christopher Wang has served as our President since January 21, 2008. He also served as our Chief Financial Officer from December 2005 to August 2009 and has served as our interim Chief Financial Officer since February 28, 2010. Prior to Fushi, Mr. Wang worked for Redwood Capital, Inc., China Century Investment Corporation, Credit Suisse First Boston and VCChina in various capacities. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester. Mr. Wang also currently serves as a director of General Steel Holdings (NYSE: GSI), China Integrated Energy, Inc. (Nasdaq: CBEH) and Orient Paper, Inc. (NYSE Amex: ONP).

Mr. J. Dwight Berry has served as our Executive Vice President and Chief Operating officer since February 11, 2009. Mr. Berry had served as our Vice President of Commercial Development since June 2008. Prior to Fushi, Mr. Berry served as Chief Operations Officer at Sure Electric, LLC from July 2007 to June 2008 and General Manager at Union Corrugating Company from March 2002 to May 2007.

ITEM 1A RISK FACTORS

Risks Related to Our Business

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The capital and credit markets have been experiencing extreme volatility and disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that have included severely restricted credit and declines in real estate values. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Demand for our products is vulnerable to economic downturns. The worsening of economic condition could result in a decrease in or cancellation of orders for our products. We are unable to predict the duration and severity of the current disruption in financial markets and the global adverse economic conditions and the effect such events might have on our business. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets. Further, any decreased collectability of accounts receivable or early termination of sales contracts due to the current deterioration in economic conditions could negatively impact our results of operations.

Quarterly operating results may fluctuate due to factors beyond our control, including customer demand and raw materials pricing.

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for our products and changes in the price of copper, which directly affects the prices of our products and may influence demand. Quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results each quarter could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, increases in utility costs (particularly electricity), various types of insurance coverage and interruptions in plant operations. Some uses of our products are subject to seasonality factors which can affect our quarter to quarter results as well.

Fluctuating copper prices impact our business and operating results.

The copper industry is highly volatile and cyclical in nature. Copper prices, which have increased over the past several years followed by more recent sharp declines, have varied significantly and may vary significantly in the future. This affects our business both positively and negatively. Since our products are a substitute for pure copper wire, higher copper prices increase demand for our products, while lower copper prices can decrease demand. Numerous factors influence copper price. These factors include general economic conditions, industry capacity utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. We mitigate the impact of changing raw material prices by attempting to pass changes in prices to our customers by adjusting prices at least monthly to reflect changes in raw material prices, as is customary in the industry. We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

We may encounter substantial competition in our business and our failure to compete effectively may adversely affect our ability to generate revenue.

The bimetallic industry is becoming increasingly competitive in China. The principal elements of competition in the bimetallic industry are, in our opinion, pricing, payment terms, product availability and quality. While we believe that we have attained a leadership position with respect to all of these factors, our major competitors with substantially greater resources than us may be better able to successfully endure downturns in our industrial sector. In periods of reduced demand for our products, we can either choose to maintain market share by reducing our selling prices to meet the competition or maintain selling prices, which may sacrifice market share. Sales and overall profitability would be reduced under either scenario. In addition, we cannot assure you that additional competitors will not enter our markets, or that we will be able to compete successfully against existing or new competition.

We may not be able to effectively control and manage our growth.

If our business and markets continue to grow and develop as we expect, it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product offerings and in integrating acquired businesses with our own. Such eventualities will increase demands on our existing management and facilities. Failure to manage this growth and expansion could interrupt or adversely affect our operations, cause production backlogs, longer product development time frames and administrative inefficiencies.

A significant portion of our sales are derived from a limited number of customers, and results from operations could be adversely affected and stockholder value harmed if we lose these customers.

Our revenue is dependent, in large part, on significant orders from a limited number of customers. Our top five customers represented 15.2%, 18.2%, and 24.6% of our net sales during the fiscal years ended December 31, 2009, 2008, and 2007, respectively. We believe that revenue derived from current and future large customers will continue to decline as we continue our efforts to diversify our business and reduce customer concentration, but will continue to represent a significant portion of our total revenue. Our inability to continue to secure and maintain a sufficient number of large customers could have a material adverse effect on our business, operating results and financial condition. Moreover, our success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our customers and general economic conditions.

Shortages or disruptions in the availability of raw materials could have a material adverse effect on our business.

Aluminum and steel rods and copper strips, our principal raw materials, collectively accounted for approximately 85.0% of our costs of goods sold during the fiscal year ended December 31, 2009. We expect that raw materials will continue to account for a significant portion of our cost of goods sold in the future. The prices of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages in the supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse affect on our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use. During the fiscal year ended December 31, 2009, purchase from our five largest suppliers of metal raw materials represented approximately 60% of our total raw material purchases. Purchases from our five largest suppliers of raw materials represented 65% and 38.6% in 2008 and 2007, respectively. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with most of our suppliers and we may have limited options in the short-term for alternative supply if these suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of materials or components. Moreover, identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

Due to increased volatility of raw material prices, the timing lag between the raw material purchase and product pricing can negatively impact our profitability.

Volatility in the prices of raw materials, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. For example, our manufacturing activities are determined, and raw materials purchases scheduled, upon forecasted demand while sales prices are determined at the time of order placement, subject to adjustment at fulfillment. The lag between the point when raw materials are acquired in advance and the point when products are actually priced may impact us both positively and negatively, resulting in increased or reduced profitability. In addition, we routinely maintain a certain level of finished goods inventories to meet near term expected demand. Pricing for the sale of these inventories is generally based on current raw material prices. Rapid declines in the price of raw materials may result in our inventories being carried at costs in excess of net realizable value and may have an adverse effect on our results of operations and the price of our common stock.

We rely on short-term financing from banks for our daily operation.

We rely on short-term borrowings to fund our financing needs. If we fail to achieve timely rollover, extension or refinancing of our short-term debt, we may be unable to meet our obligations in connection with debt service, accounts payable and/or other liabilities when they become due and payable. In China, short-term bank loans generally mature in one year or less and contain no specific renewal terms. However, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature. Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings. In addition, we may be exposed to changes in interest rates. If interest rates increase substantially, our results of operations could be adversely affected.

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

A significant portion of our operations consists of manufacturing and sales activities outside of PRC, primarily in the US. Our ability to sell our products and conduct our operations globally is subject to a number of risks. Local economic and political conditions in each country, as well as labor conditions in the US and the UK where we have facilities, could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business. Additionally, we face the following risks:

•	International business conditions including the relationships between the U.S., Chinese and other governments;
•	Unexpected changes in laws, regulations, trade, monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S., China or other foreign countries;
•	Tariffs, quotas and other import or export restrictions and other trade barriers;
•	Difficulties in staffing and management;
•	Language and cultural barriers; and
•	Potentially adverse tax consequences.

Copperweld’s ability to sustain profitability is uncertain.

Prior to acquiring Copperweld, it incurred losses for the entire time it operated as a stand-alone business. Copperweld’s ability to generate sufficient revenues and make profits is dependent in large part on its ability to move more value-added production in house, control manufacturing related costs, manage its growth related expenses, make additional capital expenditures, expand its customer base, increase sales of its current products to existing customers, enter into additional supply arrangements and manage its working capital and other financial resources. Although we have implemented cost reduction initiatives at Copperweld, which resulted in profit of $0.4 million at the operating income level and $0.2 million of net income in the third quarter 2009, we cannot provide any assurance that improved profitability can continue and be sustained at Copperweld in the amounts or during the periods expected.

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

Our inability or failure to protect our intellectual property rights may significantly and materially impact our business, financial condition and results of operations.

Protection of our proprietary processes, methods and other technology is important to our business. We generally rely on a combination of the patent, trade secret, trademark and copyright laws of the PRC, U.S. and certain other countries in which our products are produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. The patent, trademark, copyright and trade secret laws of some countries, though, including the PRC, may not protect our intellectual property rights to the same extent as the laws of the U.S.

Failure to protect our intellectual property rights may result in the loss of valuable proprietary technologies. Additionally, some of our technologies are not covered by any patent or patent application and, even if a patent application has been filed, it may not result in an issued patent. If patents are issued to us, those patents may not provide meaningful protection against competitors or against competitive technologies. In addition, upon the expiration of patents issued to us, we will be unable to prevent our competitors from using or introducing products using the formerly-patented technology. As a result, we may be faced with increased competition and our results of operations may be adversely affected. We cannot assure you that our intellectual property rights will not be challenged, invalidated, circumvented or rendered unenforceable.

We also rely upon unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. While we generally enter into confidentiality/non-disclosure agreements with our employees and third parties to protect our intellectual property, we cannot assure you that our confidentiality/non-disclosure agreements will not be breached, that they will provide meaningful protection for our trade secrets and proprietary manufacturing expertise or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets or manufacturing expertise.

Our intellectual property rights may be challenged or infringed upon by third parties or we may be unable to maintain, renew or enter into new license agreements that are important to our business with third-party owners of intellectual property on reasonable terms. We could also face patent infringement claims from our competitors or others alleging that our processes or products infringe on their proprietary technologies. If we are found to be infringing on the proprietary technology of others, we may be liable for damages, and we may be required to change our processes, to redesign our products partially or completely, to pay to use the technology of others or to stop using certain technologies or producing the infringing product(s) entirely. Even if we ultimately prevail in an infringement suit, the existence of the suit could prompt customers to switch to products that are not the subject of infringement suits. We may not prevail in any intellectual property litigation and such litigation may result in significant legal costs or otherwise impede our ability to produce and distribute key products.

We rely on an exclusive third-party license agreement for patents and technology related to our products, and the termination or material impairment of our rights under that agreement could impede or prevent us from being able to produce or commercialize our products, significantly impacting our competitive position, sales, revenue and growth strategy.

A substantial portion of our business is dependent on a worldwide exclusive license of certain patents and technology related to the production of bimetallic rods and wire from kabelmetal electro GmbH (now Nexans Deutschland Industries GmbH & Co. KG) (“Nexans”), dated June 6, 1991 and subsequently amended. This license imposes certain obligations upon us, including an obligation to make royalty payments to Nexans on certain sales of licensed products. If we fail to fulfill one or more of our obligations under this agreement, and do not adequately cure the breach in a timely manner, or we and Nexans otherwise become involved in a dispute, the breach or dispute could result in the termination of, or could otherwise have a material adverse impact on, our rights under the Nexans license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to timely cure any breach, resolve any dispute, and otherwise seek to preserve our rights under the Nexans patents and technology, we may not be able to do so in a timely manner, at an acceptable cost or at all. If our rights under the Nexans license agreement are terminated or materially impaired, we may not be able to develop similar alternative technology or to negotiate a new license agreement for similar technology with another licensor on reasonable terms or at all. Upon the expiration of any of the Nexans patents exclusively licensed to us, we will be unable to prevent our competitors from using or introducing products using the formerly-patented technology. As a result, we may be faced with increased competition. If we fail to develop and successfully launch new products or more advanced replacement products prior to the expiration of the Nexans patents exclusively licensed to us, our results of operations may be adversely affected. In such event, the quality of our products may suffer, our competitive advantage in the market may be significantly diminished, our revenue may significantly decrease and we may not be able to develop or maintain our customer and strategic relationships.

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

Previously, we were not in compliance with certain financial covenants in our Financing Agreement with Wells Fargo.

For both quarters ended on June 30, 2009 and March 31, 2009, Copperweld reported a negative fixed charge ratio due to the loss incurred on a rolling 12 months basis, and as a result was in violation of maintaining a fixed charge ratio of at least 1.0 to 1.0 under the financing agreement with Wells Fargo. This was the sole violation of the covenants under the terms of the revolving line of credit agreement with Wells Fargo. As of December 31, 2009, we had approximately $4.0 million in borrowings outstanding under the line of credit. The default did not result in any cross defaults under our other existing debt, however, on May 6, 2009, Wells Fargo exercised its right to implement a 2% additional default rate of interest effective April 1, 2009 for the March 31 covenant violation. Although Wells Fargo had the right to accelerate the amounts outstanding they did not exercise such right and on August 11, 2009 we entered into a Forbearance Agreement with them which expired on October 31, 2009. Prior to the expiration on October 27, 2009, we entered into an amendment to the Forbearance Agreement which extends the forbearance period to January 31, 2010. As of February 2, 2010 we paid off all amounts outstanding under the revolving line of credit and closed such line.

Risks Related to Doing Business in the PRC

Changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of that business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy, such as the United States. Under this direction, we believe that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While we believe that this trend will continue, we cannot assure you that this will be the case. Our interests may be adversely affected by changes in policies by the PRC government, including:

•	changes in laws, regulations or their interpretation;
•	confiscatory taxation;
•	restrictions on currency conversion, imports or sources of supplies;
•	expropriation or nationalization of private enterprises.

Although the PRC government has been pursuing economic reform policies for more than two decades, we cannot assure you that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC’s political, economic and social life.

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

A majority of our operations are conducted in the PRC and more than 80% of our net sales for 2009 were generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot assure you that such growth will continue. The bimetallic wire industry in the PRC is growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products. With the addition of Copperweld we are now exposed to global economic conditions. In the future, a slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments globally or in a large segment of the world could have adverse economic developments and may materially and adversely affect our business.

Recently announced tightened controls on the convertibility of RMB into foreign currency have made it more difficult to make payments in U.S. dollars and fund business and operating activities of our subsidiaries located outside of China.

Substantially all of the cash on our balance sheet is in RMB. Tightened restrictions on currency exchanges has considerably limited our ability to convert our cash in RMB to make payments in U.S. dollars or fund business and operating activities of our subsidiaries located outside of China, which has had the most significant impact on our ability to support Copperweld’s operations in Fayetteville, TN. Although as of December 31, 2009, our PRC subsidiaries could legally pay approximately $127.0 million in dividends, our PRC subsidiaries have never paid dividends to our non-PRC subsidiaries and parent company and do not intend to do so for the foreseeable future. Historically, our Dalian subsidiary has provided financial support to our non-PRC subsidiaries and our parent company to meet their cash requirements by transferring its operation fund to those entities. The transfer of operation funds from Dalian to our non- PRC subsidiaries and parent company during 2009 was $21.3 million. Although the PRC government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, remittance of foreign currencies abroad and conversion of RMB for capital account items, including direct investment and loans, is subject to the approval of the PRC State Administration for Foreign Exchange, or SAFE, and other relevant authorities, and companies are required to open and maintain separate foreign exchange accounts for capital account items. As an example, in the first quarter of 2009 the new SAFE restrictions caused a delay in our ability to convert and provide intercompany loans to our US subsidiary to pay interest on our HY Notes and Convertible Notes that were outstanding at the time. As a result, we raised capital from outside sources to allow for such payments to be made through Copperweld. We cannot assure you that the Chinese regulatory authorities will not impose new or more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions. Any adverse actions by SAFE could affect our ability to get cash, by means of loans or capital contributions, to our parent company and our non-PRC subsidiaries in order to fund operations.

The fluctuation of the Renminbi may materially and adversely affect your investment.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Since a significant portion of our revenues are earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi the U.S. dollar equivalent of the we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

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

Period	Noon Buying Rate
	Period End	Average(1)	Low	High
(RMB per US$1.00)
2005	8.0702	8.1826	8.2765	8.0702
2006	7.8041	7.9636	8.0702	7.8041
2007	7.2946	7.6058	7.8127	7.2946
2008	6.8225	6.9477	7.2946	6.7800
2009	6.8259	6.8307	6.8470	6.8176

(1)	Annual averages are calculated from month-end rates. Monthly averages are calculated using the average of the daily rates during the relevant period.
(2)	Unless otherwise noted, all translations from RMB to U.S. dollars and from U.S. dollars to RMB in this report were made in the statement of operations at 6.831 to $1, balance sheet at 6.826 to $1 and equity section at historical rates.

If preferential tax concessions granted by the PRC government are changed or expire, our financial results and results of operations would be materially and adversely affected.

Our results of operation may be adversely affected by changes to, or expiration of, preferential tax concessions that our subsidiaries in the PRC currently enjoy. The statutory tax rate generally applicable to domestic PRC companies is 25% per the newly adopted PRC corporate income tax law which came into effect since January 1, 2008. Our subsidiaries, Fushi International (Dalian) as a Wholly Foreign Owned Enterprise, or WFOE, and Dalian Fushi as a “new or high-technology enterprise” located in Economic Development Zone of the Dalian City, have been subject to tax exemptions or relatively low tax rates and continue to enjoy their former preferential tax treatments until such treatments expire in accordance with their current terms. The estimated tax savings for the year ended December 31, 2009 without preferential tax treatment amounted to approximately $5.3 million.

Tax laws in China are subject to interpretation by local tax authorities. Our preferential tax treatment may not remain in effect, or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of China.

Recent PRC regulations relating to acquisitions of PRC companies by foreign entities may create regulatory uncertainties that could restrict or limit our ability to operate. Our failure to obtain the prior approval of the China Securities Regulatory Commission, or the CSRC, for the listing and trading of our common stock could have a material adverse effect on our business, operating results, reputation and trading price of our common stock, and may also create uncertainties in the future.

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Our PRC counsel, Dacheng Law Firm, has advised us that because we completed our onshore-to-offshore restructuring before September 8, 2006, the effective date of the new regulation, it is not necessary for us to submit the application to the CSRC for its approval, and the listing and trading of our common stock does not require CSRC approval.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our Common Stock.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt additional equity compensation plans for our directors and employees and other parties under PRC law.

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also know as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

We intend to make numerous stock option grants under our equity incentive plan to our officers and directors, some of whom are PRC citizens and may be required to register with SAFE. In addition to our officers and directors that received option grants, future participants of our equity incentive plan or any other equity compensation plan we may adopt who are PRC citizens may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our business operations may be adversely affected.

Provisions of the Nevada Revised Statutes may discourage a change of control.

We are incorporated in Nevada. Certain provisions of the Nevada Revised Statutes, or NRS, could delay or make more difficult a change of control transaction or other business combination that may be beneficial to stockholders. We are subject to Nevada’s “Combinations With Interested Stockholders” statutes (NRS Sections 78.411 through 78.444), which provide that specified persons who, together with affiliates and associates, own, or within three years did own, 10% or more of the outstanding voting stock of a Nevada corporation with at least 200 stockholders cannot engage in specified business combinations with the corporation for a period of three years after the date on which the person became an interested stockholder, unless the combination or the transaction by which the person first became an interested stockholder is approved by the corporation’s Board of Directors before the person first became an interested stockholder.

Nevada’s “Acquisition of Controlling Interest” statutes (NRS Sections 78.378 – 78.3793) apply only to Nevada corporations with at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada. As of the date of this prospectus, we do not believe we have 100 stockholders of record who are residents of Nevada, although there can be no assurance that in the future the “Acquisition of Controlling Interest” statutes will not apply to us. The “Acquisition of Controlling Interest” statutes provide that persons who acquire a “controlling interest”, as defined in NRS Section 78.3785, in a company may only be given full voting rights in their shares if such rights are conferred by the disinterested stockholders of the company at an annual or special meeting. However, any disinterested stockholder that does not vote in favor of granting such voting rights is entitled to demand that the company pay fair value for their shares, if the acquiring person has acquired at least a majority of all of the voting power of the company. As such, persons acquiring a controlling interest may not be able to vote their shares.

Our ability to realize our deferred tax assets may be reduced if our estimates of future taxable income and tax planning strategies do not support the carrying amount, and the value of net operating loss carryforwards may be reduced if sales of our securities result in an “ownership change” as defined for U.S. federal income tax purposes.

As of December 31, 2009, we had deferred tax assets of $11.7 million. These and future deferred tax assets may be reduced if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax assets.

It is possible that the value of our net operating loss (“NOL”) carryforwards realizable for income tax purposes be reduced. Section 382 of the Internal Revenue Code imposes restrictions on the use of a corporation’s NOLs, as well as certain recognized built-in losses and other carryforwards, after an “ownership change” occurs. A Section 382 “ownership change” occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Although such “ownership change” does not currently exist, other future issuances or sales of our stock (including certain transactions involving our stock that are outside of our control) could also result in an ownership change under Section 382. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of pre-change NOLs and other losses we can use to reduce our taxable income generally equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (subject to certain adjustments) and the applicable federal long-term tax-exempt interest rate for the month of the “ownership change.”

Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses, that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Further, if the amount or value of these deferred tax assets is reduced, such reduction would have a negative impact on the book value of our common stock.

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

Companies based in the PRC may not have properly kept financial books and records that may be reconciled with U.S. generally accepted accounting principles. If we attempt to acquire a significant PRC target company and/or its assets, we would be required to obtain or prepare financial statements of the target that are prepared in accordance with and reconciled to U.S. generally accepted accounting principles. Federal securities laws require that a business combination meeting certain financial significance tests require the public acquirer to prepare and file historical and/or pro forma financial statement disclosure with the SEC. These financial statements must be prepared in accordance with, or be reconciled to U.S. generally accepted accounting principles and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed acquisition target does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed acquisition target. These financial statement requirements may limit the pool of potential acquisition targets with which we may acquire and hinder our ability to expand our operations. Furthermore, if we consummate an acquisition and are unable to timely file audited financial statements and/or pro forma financial information required by the Federal securities laws, we will be ineligible to use the SEC’s short-form registration statement on Form S-3 to raise capital, if we are otherwise eligible at the time. If we are ineligible to use a Form S-3, the process of raising capital may be more expensive and time consuming and the terms of any offering transaction may not be as favorable as they would have been if we were eligible to use Form S-3.

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

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. This may result in significant deficiencies or material weaknesses in our internal controls which could impact the reliability of our financial statements and prevent us from complying with SEC rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002. For example, for the year ended December 31, 2008, management concluded that our internal controls over financial reporting were ineffective due to a material weakness, which related primarily to management not adhering to controls as designed and a significant deficiency, which related to untimely booking of assets. Although we remedied these issues during the second quarter of 2009, any such deficiencies, weaknesses or lack of compliance in the future could have a materially adverse effect on our business.

Risks Related to an Investment in Our Common Stock

Our existing shareholders have substantial influence over our company and their interests may not be aligned with the interests of our other shareholders.

Mr. Li Fu, our founder, chief executive officer and chairman of our board of directors, beneficially owns approximately 29.5% of our outstanding share capital as of March 11, 2010. As such, Mr. Fu has substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our stock. These actions may be taken even if they are opposed by our other shareholders.

The payment of dividends to Fushi Copperweld from our subsidiaries is subject to legal and other contractual limitations. As a result we may not be able to pay dividends to our stockholders.

We conduct all of our business through our consolidated subsidiaries and affiliated companies, which are located in the PRC, the US and in the UK. Under PRC law, the payment of dividends by entities established in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC, subject to certain statutory procedural requirements. Each of our PRC subsidiaries, including each wholly foreign owned enterprise, is also required to set aside at least 10.0% of their after-tax profit based on PRC accounting standards each year to their general reserves or statutory reserve fund until the aggregate amount of such reserves reaches 50.0% of their respective registered capital. Our statutory reserves are not distributable as loans, advances or cash dividends. In addition, if any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. In addition, Copperweld’s Limited Liability Company Agreement provides for certain restrictions on distributions, in accordance with applicable law and agreements to which Copperweld may be a party. Any limitations on the ability of our subsidiaries to transfer funds to us could materially adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

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

Future issuances of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock.

Sales by us or our stockholders of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

We may issue common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and growth plans, to adjust our ratio of debt-to-equity, to satisfy our obligations upon the exercise of options, or for other reasons, and to satisfy our funding obligations to our pension plans. We cannot predict the effect, if any, that future sales or issuance of shares of our common stock or other equity securities, or the availability of shares of common stock or such other equity securities for future sale or issuance, will have on the trading price of our common stock.

The price of our common stock may fluctuate significantly, which could negatively affect us and holders of our common stock.

The trading price of our common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of our common stock could decrease, perhaps significantly. Other factors that may affect the market price of our common stock include announcements relating to significant corporate transactions; fluctuations in our quarterly and annual financial results; operating and stock price performance of companies that investors deem comparable to us; and changes in government regulation or proposals relating to us. In addition, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Market fluctuations and broad market, economic and industry factors may negatively affect the price of our common stock, regardless of our operating performance. Any volatility or a significant decrease in the market price of our common stock could also negatively affect our ability to make acquisitions using common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in our common stock price or for other reasons, it could result in substantial costs and diversion of our management’s attention and resources, which could negatively affect our financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Under PRC law, all land in the PRC is owned by the government, which grants a “land use right” to an individual or entity after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership incidents to the land. Dalian Fushi holds land use rights for one piece of land that was used in its business and Fushi International (Dalian)’s business. In addition, we have the right to use another smaller piece of land that is registered under the name of a formerly affiliated company (the “Dongyi Property”). The Company also owns and leases various manufacturing and sales and administrative offices around the world. The Company believes that is properties are generally well maintained and are adequate for the Company’s current level of operations:

Registered Owner of Land Use Right	Location & Certificate of Land Use Right Number	Usage	Square Meters	Construction on the Land	Term of Use Right	Segment Used in
Dalian Fushi	1 Shuang Qiang Road, Yang Jia Village, Jinzhou District, Dalian, PRC; #0625014	Industrial Use	103,605 Sq. M;	Dalian Fushi’s new facilities	50 years from July, 2003	PRC
Dongyi	8 Hai La’er Road, Dalian Development Zone; PRC; #0626006	Industrial Use	3,569 Sq. M;	Dalian Fushi’s old facilities	40 years from March 4, 1989	PRC
Fushi International (Dalian)	Wafangdian, Dalian	Industrial	90,640 Sq. M;		Rights terminate on Oct. 28, 2038.	PRC
Copperweld Bimetallics LLC	254 Cotton Mill Rd., Fayetteville, TN	Industrial	52 Ares or 210,437 Sq. M	Industrial Building of 285,000 Sq.ft. or 26,477 Sq. M.	1975 with Construction in 1975, 1990, 1995, 1998	US

(1)	The property located in Wafangdian, Dalian, as well as the buildings and improvements on the land, secures our bank loans from Bank of China and Industrial and Commercial Bank.
(2)	Copperweld Bimetallics, LLC’s predecessor company acquired the Fayetteville Tennessee property in 1975 though a Payment In Lieu of Taxes (PILOT) program commonly offered in Tennessee by local industrial community development programs established to encourage industry development. Copperweld owns the property but the Industrial Development Board holds a lease on the property to secure the “In Lieu of Taxes.” There is no financing lien on the property. The net effect of the lease is to provide Copperweld with a reduction in local city and county property taxes to a rate of 50% of the normal rate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quoted on the NASDAQ Global Select Market under the trading symbol “FSIN.”

As of March 11, 2010, the last reported close price of our common stock was $12.10 per share.

As of March 11, 2010, there were approximately 527 holders of record of our outstanding shares.

The following table sets forth the high and low daily sales prices for the Company’s common stock as reported on the Nasdaq Global Select Market during the years ended December 31:

	2009		2008
	High	Low	High	Low
First Quarter	$6.30	$4.06	$25.68	$12.88
Second Quarter	9.34	4.51	25.59	13.60
Third Quarter	9.95	6.58	23.74	8.37
Fourth Quarter	10.32	6.91	10.00	2.32

Dividends

Our board of directors has not declared a dividend on our common stock during the last two fiscal years or the subsequent interim period and we do not anticipate the payments of dividends in the near future as we intend to reinvest our profits to grow operations. See “Risk Factors — Risks Related to an Investment in our common stock — We are unlikely to pay cash dividends in the foreseeable future” and see “Risk Factors —  Risks Related to an Investment in our common stock — The payment of dividends to Fushi Copperweld from our subsidiaries is subject to legal and other contractual limitations. As a result we may not be able to pay dividends to our stockholders.”

STOCK PERFORMANCE GRAPH

*	$100 invested on 1/30/06 in stock or 1/31/06 in index-including reinvestment of dividends. Fiscal year ends on December 31.

	1/30/06	12/06	12/07	12/08	12/09
Fushi Copperweld Inc.	100.00	51.00	251.70	52.70	101.20
NASDAQ Composite	100.00	100.21	125.19	70.09	98.21
NASDAQ Industrial	100.00	109.13	117.26	63.23	89.29

The annual changes for the four-year period shown in the graph on this page are based on the assumption that $100 had been invested in Fushi common stock, the Nasdaq Composite Index and the Nasdaq Industrial Index on January 30, 2006, the date Fushi common stock began trading publicly, and that all quarterly dividends were reinvested. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2009.

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

Use of Proceeds from Registered Offering

On February 1, 2010, we consummated a public offering of 7,475,000 shares of common stock at a public offering price of $8.00 per share, which included the sale of 975,000 shares of common stock as a result of the exercise of the over-allotment option. Aggregate gross proceeds were $59.8 million and we received net proceeds of approximately $55.8 million from the offering, after deducting underwriting discounts and estimated offering expenses of $4.0 million.

We offered the shares sold in the offering pursuant to our existing shelf registration statement (File No. 333-160449), which was declared effective by the SEC on January 15, 2010. We used approximately $38.1 million of the net proceeds from the offering to repay indebtedness and related interests and expenses, and the remaining $17.4 million will be used for working capital and other general corporate purposes, which may include, among other things, the expansion of our existing capacity and potential acquisitions.

The offering was underwritten by Jefferies & Company, Inc., Roth Capital Partners, LLC and Rodman & Renshaw, LLC. Jefferies & Company, Inc. acted as sole book-running manager for the offering. Roth Capital Partners, LLC served as co-lead manager, and Rodman & Renshaw, LLC served as co-manager.

Issuer Purchases of Equity Securities.

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in the report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data
NET REVENUE	$182,932	$221,435	$128,222	$67,596	$33,709
Cost of goods sold	128,122	164,182	85,774	42,782	21,400
GROSS PROFIT	54,810	57,253	42,448	24,814	12,309
Research and development	143	403	154	195	65
Selling, general and administrative	17,778	19,760	11,649	4,233	2,282
Total operating expenses	17,921	20,163	11,803	4,428	2,347
INCOME FROM OPERATIONS	36,889	37,090	30,645	20,386	9,962
INTEREST AND OTHER INCOME (EXPENSES)
Interest and other income	4,212	826	3,331	74	288
Interest and other expenses	(15,095)	(8,946)	(7,322)	(2,252)	(1,049)
Total interest and other income (expenses), net	(10,883)	(8,120)	(3,991)	(2,178)	(761)
INCOME BEFORE INCOME TAXES	26,006	28,970	26,654	18,208	9,201
PROVISION (BENEFIT) FOR INCOME TAXES	2,012	495	(2,852)	398	1,402
NET INCOME	$23,994	$28,475	$29,506	$17,810	$7,799
NET INCOME PER SHARE
Basic	$0.85	$1.04	$1.33	$0.89	$2.02
Diluted	$0.84	$1.00	$1.19	$0.84	$0.50
WEIGHTED AVERAGE SHARES USED IN NET INCOME PER SHARE CALCULATION:
Basic	28,266	27,299	22,179	19,933	3,869
Diluted	28,643	28,272	25,244	21,276	15,689

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$60,598	$65,612	$79,915	$20,494	$6,164
Working capital	$124,529	$106,443	$91,009	$18,055	$10,077
Total assets	$294,734	$294,458	$246,469	$96,162	$71,137
Total long term obligations	$32,686	$44,377	$68,515	$10,256	$9,676
Total shareholder’s equity	$236,976	$202,980	$144,288	$65,134	$44,465

Factors that impact the comparability of revenues for the years presented include:

(a)	In October 2007, the Company completed the acquisition of Copperweld Holdings LLC. The results of operations of the acquired company are included in the consolidated financial statements since that date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. In fiscal year 2009, our products were sold to over 536 customers in 37 countries. We market our products under the trademarked names of “Copperweld®” and “FushiTM,” and sell either directly to cable manufacturers or through distributors or sales agents to end-users.

Although we are engaged in one line of business, as a result of the differing markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, starting with the second fiscal quarter of 2009, we began to analyze our worldwide operations based on two geographic reportable segments: 1) “PRC” which consists of our facilities located in Dalian, Liaoning, the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, (USA), and Telford, England, (UK) facilities. We have combined our U.S. and U.K. operations as one segment since the UK is a subsidiary of the US operating company and is under the direction of our U.S. segment manager. Further, the nature of our products, services and production processes at our U.S. and U.K. facilities, along with the customer base, methods to distribute products and services are nearly identical.

We believe we have a strong market position in all markets in which we compete due to the quality of our products, geographic and customer diversity and our ability to deliver superior products while operating as a low cost provider. As a result, we believe we are now one of the leading producers of bimetallic wire products in the world and are one of the market leaders in North America, Europe, North Africa, the Middle East and the People’s Republic of China. We continue to expand within current and developing markets and create shareholder value by:

•	Investing in organic growth in both infrastructure-based and fast-growing markets;
•	Focusing on margin enhancement through investment into new machinery and research and development that will improve the performance and capabilities of our bimetallic products and allow us to enter new markets;
•	Optimizing capacity and utilization rates throughout the Company by focusing on key performance indicators and operational excellence;
•	Protecting and enhancing the Fushi Copperweld brand; and strategically hiring and developing talent, to improve the effectiveness of our performance management process, and
•	Pursuing acquisitions that expand our strategic capabilities, our access to customers and our product lines as well as downstream in our value chain.

To accomplish these goals, we are focused on continuously improving operational efficiency in areas we view to be vital: quality, delivery, cost and innovation. We also take an opportunistic approach to achieving our goals, and thus, we seek acquisitions of businesses which facilitate overall growth and cash flows of the Company.

We manufacture, market and distribute bimetallic conductors (two-metal conductors). These bimetallic conductors are primarily CCA and CCS. These conductors have either aluminum or steel cores, surrounded by an outer layer of pure copper, resulting in a composite bimetallic conductor. The copper sheath, through our processing methods, is metallurgically “bonded” to the core metal. The amount of copper-metal used in cladding the core-metal varies widely, and is based on customers’ needs. However, bimetallic conductors, compared to solid copper conductors, can reduce the amount of copper used by as much as 90% by volume, or 73% by weight which is a considerable cost savings to the company and our customers. For many applications, bimetallic conductors offer significant advantages over copper wire. End-user manufacturers in the industry have increasingly pursued and considered alternative technologies such as bimetallics due to performance and economic considerations. Relative to traditional copper conductors, bimetallic conductors offer greater value to a variety of customers. Because of the benefits of bimetallic conductors, we believe there are substantial opportunities to capture increased market share in applications that have historically been dominated by solid copper wire.

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

We believe our proprietary manufacturing technology allows us to produce superior products compared to other manufacturers and creates a significant barrier to entry. Manufacturing copper-clad products involves bonding copper tape to an aluminum or steel core rod, drawing the clad product to a finished diameter and heat treating (annealing) as necessary depending on customer specifications. Our proprietary cladding process differentiates us in terms of manufacturing capabilities, offering superior product quality. Our developmental capabilities support the ongoing evolution of our current products. We are continuously working toward new technologies and products that we expect to improve the performance and capabilities of our bimetallic products thereby allowing us to enter new markets.

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

Current Business Environment and 2010 Outlook

With respect to the overall business trends in 2010 and forward, statistics showed that the global economy recovered gradually from recession since the second half of 2009. China, a market from which we have generated most of our revenue and growth, saw its GDP growth in the fourth quarter of 2009 jump to 10.7% as compared to 6.8% in the same period of 2008, and 6.1%, 7.9% and 8.9% in the first, second and third quarter in 2009, respectively.

Furthermore, we think the following macro-level trends will positively impact our business and offer us opportunities to capture new business despite global economic conditions and preserve profitability:

•	3G in China and continued growth in demand for CCA-based telecommunication products;
•	Government stimulus packages focused on infrastructure: high-speed railways, transmission and distribution and power grid build out;
•	Continued strength of grounding wire market;
•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets;
•	Continuing demand for cost effective, energy saving alternatives.

In addition to these macro-level trends, the Company is presented with tremendous opportunities brought by the continued capital expenditures of major telecommunications operators in the PRC in the buildout of a nationwide 3G network. In order to capture the growth opportunities, we will focus on driving profitability by streamlining our organizational structure and business procedures, increasing operational efficiency and optimizing operating processes, while managing production costs and operating expenses.

In addition, we are seeking to continue to develop the high potential utility and transportation markets, to enhance productivity and to expand our sales of higher margin products. We view the market for CCA and CCS wires and cables within the utilities market to be worldwide. We continue to educate the PRC market on the — benefits of CCS for the utilities market in anticipation of our installation of 8,200 MT of CCS capacity at our Dalian facility in the first quarter of fiscal year 2010. Furthermore, we believe the acquisition of Jinchan will accelerate our expansion into the power cable industry by allowing us to provide our products to the early adopters, both suppliers and customers, more quickly.

Meanwhile, we are also working to strengthen sales management and customer relations. We will seek to consolidate our relationships with our best customers, stop or suspend selling to customers that pose significant credit risk, and develop new customers cautiously. In addition, as part of our ongoing efforts to reduce total operating costs, we continuously improve our ability to efficiently utilize existing and new manufacturing capacity to manage expansion and growth. We believe that effectively utilized manufacturing assets, economy of scale generated, will help offset high raw material prices and dilute overhead over time, thus improving profitability.

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

Financial Performance Highlights:

Results of Operations

The following table shows, for the periods indicated, information derived from our consolidated statements of income in thousands of dollars and as a percentage of net sales Percentages may not add due to rounding.

	For the Years Ended December 31
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Net sales	$182,932	100%	$221,435	100%	$128,222	100%
Cost of sales	$128,122	70%	$164,182	74%	$85,774	67%
Gross profit	$54,810	30%	$57,253	26%	$42,448	33%
Selling, general and administrative expenses	$17,921	10%	$20,163	9%	$11,803	9%
Operating income	$36,889	20%	$37,090	17%	$30,645	24%
Income before taxes	$26,006	14%	$28,969	13%	$26,654	21%
Net income	$23,994	13%	$28,475	13%	$29,506	23%

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales were $182.9 million in 2009, compared to $221.4 million in 2008. The 17.4% decrease in sales is primarily attributable to a 19.7% decline in average selling prices of CCA and a 12.4% decline in average selling price of CCS as a result of a decline in the costs of our raw materials, partially offset by a 11.5% increase in CCA sales volume. We generally pass the cost of price changes in raw materials to customers when we set the base price for our products. As raw material prices change, we pass through that change, whether it results in an increase or decrease in the base price of our products.

Net Sales

The following tables set forth net sales in millions by each of our reporting segments and metric tons (MT) sold on a combined basis:

	Net Sales Fiscal Year Ended December 31,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
PRC	$148.0	80.9%	$160.4	72.4%	$(12.4)	-7.7%
US	34.9	19.1%	61.0	27.6%	(26.1)	-42.8%
Total net sales	$182.9	100.0%	$221.4	100.0%	$(38.5)	-17.4%

	Metric Tons Sold Fiscal Year Ended December 31,
	2009		2008
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
PRC	30,269	80.3%	26,261	70.4%	4,008	15.3%
US	7,449	19.7%	11,030	29.6%	(3,581)	-32.5%
Total net tons	37,718	100.0%	37,291	100.0%	427	1.1%

The PRC segment experienced a decline of 7.7% in net sales for the fiscal year ended December 31, 2009 compared to the fiscal year ended December 31, 2008. The majority of the decrease in PRC net sales is due to a 19.7% decline in average selling prices of CCA as a result of lower acquisition costs of raw materials. This decline was partially offset by a 15.3% increase in metric tons shipped. We expect long-term demand for our telecom based products in the PRC products to be positively affected by the build-out of the homegrown 3G network in the PRC, continued expansion into the utility market due to government spending on infrastructure related buildout and our impending installation of CCS cladding capacity in our Dalian city.

The US segment experienced a significant decline in net sales of 42.8% in all major geographic regions with particular weakness in European and North American markets, for the fiscal year ended December 31, 2009 compared with the fiscal year ended December 31, 2008. This decline in net sales is primarily the result of a 32.5% decline in metric tons shipped and a 13.2% decline in the average selling price. We continue to remain optimistic that the electrical utility industries provide strong growth opportunities for our CCS products within the markets served by our US segment operations. However, delays in disbursement of government stimulus packages and uncertainty in the global economy may continue to depress capital spending by telecommunication and electrical utility providers, and negatively impact markets and consequently our net sales within the markets of the US segment.

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales Fiscal Year Ended December 31,
	2009		2008
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Telecommunication	$87.7	47.9%	$112.6	50.9%	$(24.9)	-22.1%
Utility	84.0	45.9%	97.4	44.0%	(13.4)	-13.8%
Transportation	2.1	1.1%	3.8	1.7%	(1.7)	-44.7%
Other	9.1	5.0%	7.6	3.4%	1.5	19.7%
Total net sales	$182.9	100.0%	$221.4	100.0%	$(38.5)	-17.4%

The following table presents the breakdown of metric tons (MT) shipped to customers by industry:

	Metric Tons Sold Fiscal Year Ended December 31,
	2009		2008
	Tonnage	% of Tons Sold	Tonnage	% of Tons Sold	Tonnage Change	% Change
Telecommunication	18,210	48.3%	18,549	49.7%	(339)	-1.8%
Utility	16,559	43.9%	15,978	42.9%	581	3.6%
Transportation	305	0.8%	532	1.4%	(227)	-42.7%
Other	2,644	7.0%	2,232	6.0%	412	18.5%
Total net sales	37,718	100.0%	37,291	100.0%	427	1.1%

During fiscal year ended December 31, 2009, our sales to the telecommunication markets decreased by 339 metric tons, or 1.8%, compared to the similar period in 2008, primarily due to lower sales within markets served by our US operations as a result of weak economic conditions, partially offset by continued strong demand for our CCA products in the PRC as a result of the 3G buildout. Utility sales increased by 581 metric tons, or 3.6%, in 2009 compared to the similar period in 2008, primarily due to strong demand in the PRC as result of government investment for infrastructure related projects and partially offset by lower sales within markets served by our US operations as a result of weak economic conditions.

Capacity and Output

The following table summarizes installed cladding capacities and output by segment for the fiscal year ended December 31, 2009:

	Fiscal Year Ended December 31, 2009
	P.R.C.		US
	Capacity	Output	Capacity	Output
CCA	40,000	29,394	12,400	1,960
CCS	800	54	16,300	5,391
Other*	—	821	—	98
Total	40,800	30,269	28,700	7,449

*	We have no cladding capacity outside of our Dalian and Fayetteville facilities. The “Other” capacity and output under US segment primarily refers to brass plated steel (“BPS”) products, extruded cables and other finished CCA and CCS products from our Telford, England facility, as well as scrap sales from all facilities worldwide.

As of December 31, 2009, we had combined CCA annual production capacity of 52,400 metric tons and CCS cladding capacity of 17,100 metric tons on an annualized basis based on our product mix. Installed capacity can increase or decrease based on the size of the rod used in the cladding operation for CCA and on the conductivity engineered into the CCS production. The above capacity figures reflect a further 6,000 metric tons of annualized CCA capacity which was successfully installed and commissioned at our Dalian facility during the second quarter of 2009. We also have plans to install a further 8,200 metric tons of annualized CCS cladding capacity online at our Dalian facility by the end of the first quarter of 2010.

Product Mix

	Metric Tons Sold Fiscal Year Ended December 31,
	2009		2008
	Tons	% of Tons Sold	Tos	% of Tons Sold	Tonnage Change	% Change
CCA	31,354	83.1%	28,129	75.4%	3,225	11.5%
CCS	5,445	14.4%	7,921	21.2%	(2,476)	-31.3%
Others	919	2.4%	1,241	3.3%	(322)	-25.9%
Total tons sold	37,718	100.0%	37,291	100.0%	427	1.1%

The chart above illustrates the growth of CCA as a percentage of tons sold in fiscal year ended December 31, 2009 compared to the similar period in 2008 for the combined reporting segments. The demand for our CCA products in the PRC strengthened during 2009 compared to 2008 due to increased traction of domestic infrastructure projects related to the stimulus package and 3G network build-out. Furthermore, we experienced a significant tapering of demand of approximately 32.5% for CCA and CCS based products served by facilities in our US reporting segment due to economic conditions in the North American and European markets.

Gross Profit

	Fiscal Year Ended December 31		Change
(In Millions)	2009	2008	Dollar	%
Gross Margins	$54.8	$57.3	$(2.5)	-4.4%
as a percentage of net sales	30.0%	25.9%		4.1%

Gross profit was $54.8 million in the fiscal year ended December 31, 2009 compared to $57.3 million in the similar period in 2008, representing a decrease of 4.4%. This decrease is primarily related to lower net sales and partially offset by higher gross margins and a slight increase in metric tons sold. As a percentage of net sales, gross profit increased from 25.9% to 30.0% due primarily to higher margins contributed by our Fayetteville facility, as well as a slight increase in margins at our Dalian facility.

Selling Expenses

	Fiscal Year Ended December 31		Change
(In Millions)	2009	2008	Dollar	%
Selling Expense	$4.9	$4.6	$0.3	6.5%
as a percentage of net sales	2.7%	2.1%		0.6%

Selling expenses was $4.9 million in the fiscal year ended December 31, 2009 compared to $4.6 million in the similar period in 2008, an increase of $0.3 million or 6.5%. This increase is primarily due to increased efforts in sales to penetrate the electrical utility market. As a percentage of net sales, selling expenses increased from 2.1% in fiscal year 2008 to 2.7% in 2009 primarily due to decreased revenue.

General and Administrative Expenses

	Fiscal Year Ended December 31		Change
(In Millions)	2009	2008	Dollar	%
General and Administrative	$13.1	$15.6	$(2.5)	-16.0%
as a percentage of net sales	7.2%	7.1%		0.1%

General and Administrative expenses was $13.1 million in the fiscal year ended December 31, 2009 compared to $15.6 million in the similar period in 2008, a decrease of $2.5 million or 16.0%. This decrease is primarily a result of cost savings initiatives and lower sales volumes out of our US segment. As a percentage of net sales, general and administrative expenses increased from 7.1% in fiscal year 2008 to 7.2% in 2009 primarily due to lower net sales. During the fiscal year 2009, included in general and administrative expenses were non-factory depreciation and amortization of $1,753,551 and amortization of intangible assets of $476,696, compared to $1,614,476 and $417,681 in the fiscal year 2008.

Operating Income

The following table sets forth operating income by segment, in millions of dollars:

	Fiscal Year Ended December 31,
	2009		2008
	Amount	% of Operating Income	Amount	% of Operating Income	Dollar Change	% Change
P.R.C.	$42.3	114.6%	$43.1	116.2%	$(0.8)	-1.9%
US	(1.4)	-3.8%	(0.6)	-1.6%	(0.8)	-133.3%
Corporate	(4.0)	-10.8%	(5.4)	-14.6%	1.4	25.9%
Total operating income	$36.9	100.0%	$37.1	100.0%	$(0.2)	-0.5%

Operating income for the fiscal year ended December 31, 2009, was $36.9 million compared to $37.1 million in the similar period of 2008, a decrease of approximately $0.2 million or 0.5%. The decrease is primarily related lower net sales and as a result of decreased demand for our products within markets served by our US operation due to weak economic conditions. This decrease was partially offset by higher gross margins and a 15.3% increase in tons sold in our PRC segment. Also, the above deceases have been partially offset by lower general and administrative expenses of $2.5 million as result of cost saving initiatives implemented at operations in our US segment and a reduction in cost of professional fees at the corporate level.

The decrease in operating income for the PRC segment of $0.8 million, or 1.9%, compared to the same period in 2008, is largely the result of lower net sales partially offset by higher gross margins and increased tons sold due to continued demand for our CCA products within telecommunication and utility related markets due to the 3G build-out and continued government investment for infrastructure related projects.

Operating income in the US segment decreased by $0.8 million, or 133.3%, primarily due to lower net sales and tons sold compared to the same period in 2008. This decrease is largely the result of lower tons sold due to weak economic conditions. This decrease was partially offset by cost savings initiatives implemented in the first quarter of 2009 which lowered selling, general and administrative expenses by approximately $0.9 million.

Interest Expense

	Fiscal Year Ended December 31		Change
(In Millions)	2009	2008	Dollar	%
Interest Income	$0.4	$0.7	$(0.3)	-42.9%
Interest Expense	$(5.3)	$(8.8)	$3.5	39.8%
Net Interest Expense	$(4.9)	$(8.1)	$3.2	39.5%
as a percentage of net sales	2.7%	3.7%		1.0%

Net interest expense decreased to $4.9 million in the fiscal year ended December 31, 2009 from $8.1 million in 2008, while as a percentage of net sales, net interest expense decreased to 2.7% in 2008 from 3.7% in 2008. This decrease is primarily the result of the repayment of Dalian’s short term bank loans and repurchase of the Company’s convertible notes.

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

We are subject to United States taxation; however, we do not anticipate incurring significant United States income tax liability during fiscal year 2010 due to the following factors:

•	We anticipate that Copperweld has sufficient tax loss carry forwards to offset any taxable income earned during the coming years.
•	Earnings generated from our non-U.S. operating companies are generally eligible for a deferral from United States taxation until such earnings are repatriated to the United States, and
•	We believe that we will not generate any significant amount of income inclusions under the income imputation rules applicable to a United States company that owns “controlled foreign corporations” for United States federal income tax purposes.

Therefore, no provision for U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of our company has been made.

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld U.S. will have taxable income in future periods. US companies must generate a total of $34 million of taxable net income by years 2025 to 2029 in order to recover the deferred tax asset balance. Through cost savings initiatives implemented beginning in the fourth quarter of 2008; the Company has lowered total labor overhead by approximately $100,000 per month. The Company is also in the process of refining and improving their manufacturing processes that may further realize cost savings of approximately $300,000 per month. With these cost saving measures in place, the

Company believes that it is possible to realize profit at current sales levels at the Fayetteville facility and that Fayetteville will be well positioned to experience increased profitability when the global economic crisis subsides and sales begin to rebound to historical levels. The Company projects the Fayetteville facility to start generating positive annual pre-tax income in fiscal year 2010. Based on its review and taking into consideration the foregoing, the Company believes that, as of December 31, 2009, it was not necessary to provide a valuation allowance for deferred tax assets.

PRC Enterprise Income Tax

In the fiscal year ended December 31, 2009, our business operations were principally conducted by our subsidiaries incorporated in the PRC. PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. Effective January 1, 2008, the new ‘Enterprise Income Tax’, or EIT Law in PRC imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and ‘Foreign Invested Enterprises’, or FIEs, such as our PRC operating subsidiaries, the EIT Laws provide certain favorable tax treatment to a company that qualifies as a “New or High-technology Enterprise” or a “Foreign Invested Enterprise” located in the old town of an inshore open city. Additionally, the governments at the provincial, municipal and local levels can provide many tax incentives and abatements based on a number of programs at each level.

The Dalian Municipal Government issued a notice in 2000 providing for a series of tax preferential treatments to companies that qualify as a “New or High-tech Enterprise” or companies that are registered and operate in a specified development zone in Dalian City.

Dalian Fushi, a 100% variable interest, non-operating subsidiary, was incorporated in the PRC and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. Dalian Fushi’s bimetallic composite conductor wire product was approved by Dalian City as a “high-tech” project. As a result, Dalian Fushi is a business entity that is qualified as a “new or high-technology enterprise,” and is entitled to a two-year full exemption from the PRC enterprise income tax starting from its first year of operation, which expired on December 31, 2003, followed by a 50% reduction and other favorable tax treatment for the succeeding three years, which expired on December 31, 2006. The provision for income taxes for the twelve months ended December 31, 2008 was zero as we didn’t have any operation under Dalian Fushi from the beginning of 2007.

Fushi International (Dalian) (“FID”), a wholly owned subsidiary of Fushi Holdings, Inc., was incorporated in the PRC as FIE and is subject to PRC income tax which is computed according to the relevant laws and regulations in the PRC. FID has located its factories in a special economic region in Dalian and is granted certain preferential treatments including a corporate income tax rate of 24%. In September 2005, FID was approved as a wholly foreign owned enterprise. This economic region allows FID a two-year income tax exemption for the years ended December 31, 2006 and 2007, and a 50% income tax reduction for the following three years ended December 31, 2008, 2009, and 2010.

The new effectively EIT Law permits companies to continue to enjoy their existing preferential tax treatments until such treatments expire in accordance with their current terms. Any increase in our effective tax rate as a result of the above may adversely affect our operating results.

Tax

	Dalian	Fayetteville & Telford	Parent Company
Profit (Loss) before income tax	$42,341,358	$(1,795,708)	$(14,539,240)
Income tax expense (credit)	$(5,930,466)	$—	$3,918,442
Profit after income tax	$36,410,892	$(1,795,708)	$(10,620,798)

Profit before tax for Dalian was $42.3 million in the fiscal year ended December 31, 2009 with losses from the US segment before tax of $1.8 million. Loss at the Fushi Copperweld parent company level was $14.5 million primarily due to interest expenses on the high yield notes, non-cash stock-based compensation, non-cash charges related to changes in fair value of derivative liabilities related to the convertible notes conversion options, as well as professional fees and outside service expenses and partially offset by a gain from the repurchase of the convertible notes. On a consolidated basis, profit before tax was $26.0 million and we recognized a tax expense of $2.0 million.

Net Income

	Fiscal Year Ended December 31		Change
(In Millions)	2009	2008	Dollar	%
Net Income before taxes	$26.0	$29.0	$(3.0)	-10.3%
Income taxes, net	$2.0	$0.5	$1.5	300.0%
Net Income after taxes	$24.0	$28.5	$(4.5)	-15.8%
as a percentage of net sales	13.0%	13.0%	0.0%

Net income for the fiscal year ended December 31, 2009 was $24.0 million compared to $28.5 for the similar period in 2008, a decrease of approximately $4.5 million or 15.8%. Net income as a percentage of net sales is 13.0% during the period of 2009, relatively unchanged compared with that of 2008.

Earnings per Share

	Fiscal Year Ended December 31
	2009	2008
	Audited	Audited
Net Income for Basic Earnings Per Share	$23,994,386	$28,474,509
Basic Weighted Average Number of Shares	$28,265,748	$27,298,891
Net Income per Share – Basic	$0.85	$1.04
Net Income for Diluted Earnings Per Share	$23,994,386	$28,396,764
Diluted Weighted Average Number of Shares	$28,643,002	$28,271,863
Net Income per Share – Diluted	$0.84	$1.00

Basic and diluted earnings per share (EPS) for the fiscal year ended December 31, 2009 were $0.85 and $0.84, compared to $1.04 and $1.00 for the prior year. The weighted average number of shares outstanding to calculate basic EPS was 28.3 million and 27.3 million for 2009 and 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 28.6 million and 28.3 million for 2009 and 2008, respectively.

Foreign Currency Translation Gains

In the year ended December 31, 2009, the RMB was relatively stable for the whole period. As a result of the slight appreciation of the RMB, we recognized a foreign currency translation gain of $132,816, compared with that of $12.5 million in 2008. Given the uncertainty of exchange rate fluctuations, we cannot estimate the effect of these fluctuations on our future business, product pricing, and results of operations or financial condition. See “Risk Factors — Risks Related to Doing Business in the PRC”. The fluctuation of the Renminbi may materially and adversely affect your investment.

For our operations in the PRC and United Kingdom, the balance sheet amounts, with the exception of equity at December 31, 2009, were translated at 6.826 RMB and £0.619 to $1.00 USD. The average translation rates applied to income and cash flow statement amounts for year ended December 31, 2009 were 6.831 RMB and £0.639 to $1.00 respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales

The following tables set forth net sales in millions by each of our reporting segments and metric tons (MT) sold on a combined basis:

	Fiscal Year Ended December 31,
	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
P.R.C.	$160.4	72.4%	$118.1	92.1%	$42.3	35.8%
ROW	61.0	27.6%	10.1	7.9%	50.9	504.0%
Total net sales	$221.4	100.0%	$128.2	100.0%	$93.2	72.7%

Net sales were $221.4 million in 2008, compared to $128.2 million in 2007. The 73% increase in sales in the fiscal year ended December 2008 was primarily attributable to the full year inclusion of the Copperweld acquisition and an increase in sales from our Dalian facility. Substantially all organic growth was due to increases in sales volumes.

The PRC segment experienced an increase of 35.8% in net sales for the fiscal year ended December 31, 2008 relative to the comparable 2007 period. The majority of the increase in PRC net sales is primarily due to a % increase in metric tons sold.

Prior to the acquisition of Copperweld in October of 2007 we did not engage in operations within our US segment. We began to realize contributions from our operations within the US segment beginning October 29, 2007. As a result, our US segment experienced a significant increase in net sales of 504% for the fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007. This was primarily due to the full-year inclusion of Copperweld into our operations.

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales Fiscal Year Ended December 31,
	2008		2007
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Telecommunication	$112.6	50.9%	$110.6	60.1%	$2.0	1.8%
Utility	97.4	44.0%	61.4	33.4%	36.0	58.6%
Transportation	3.8	1.7%	5.8	3.2%	(2.0)	-34.5%
Other	7.6	3.4%	6.2	3.4%	1.4	22.6%
Total net sales	$221.4	100.0%	$184.0	100.0%	$37.4	20.3%

*	Fiscal year 2007 sales are shown on a pro forma basis assuming that sales from Fayetteville and Telford were included for the full fiscal year for illustrative purposes.

The following table presents the breakdown of metric tons (MT) shipped to customers by industry:

	Metric Tons Sold Fiscal Year Ended December 31,
	2008		2007
	Tonnage	% of Tons Sold	Tonnage	% of Tons Sold	Tonnage Change	% Change
Telecommunication	18,549	49.7%	20,492	62.6%	(1,943)	-9.5%
Utility	15,978	42.9%	8,699	26.6%	7,279	83.7%
Transportation	532	1.4%	2,593	7.9%	(2,061)	-79.5%
Other	2,232	6.0%	928	2.8%	1,304	140.5%
Total net sales	37,291	100.0%	32,712	100.0%	4,579	14.0%

*	Fiscal year 2007 volumes are shown on a pro forma basis assuming that sales from Fayetteville and Telford were included for the full fiscal year for illustrative purposes.

Product Mix

	Metric Tons Sold Fiscal Year Ended December 31,
	2008		2007
	Tons	% of Tons Sold	Tons	% of Tons Sold	Tonnage Change	% Change
CCA	28,129	75.4%	23,071	70.5%	5,058	21.9%
CCS	7,921	21.2%	9,458	28.9%	(1,537)	-16.3%
Others	1,241	3.3%	183	0.6%	1,058	578.1%
Total tons sold	37,291	100.0%	32,712	100.0%	4,579	14.0%

*	Fiscal year 2007 volumes are shown on a pro forma basis assuming that sales from Fayetteville and Telford were included for the full fiscal year for illustrative purposes.

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

Operating Income

The following table sets forth operating income by segment, in millions of dollars:

	Year Ended December 31
	2008		2007
	Amount	% of Operating Income	Amount	% of Operating Income	Dollar Change	% Change
PRC	$43.1	116.2%	$34.7	113.4%	$8.4	24.2%
US	$(0.6)	-1.6%	$(0.6)	-2.0%	$—	0.0%
Corporate	$(5.4)	-14.6%	$(3.5)	-11.4%	$(1.9)	54.3%
Total operating income	$37.1	100.0%	$30.6	100.0%	$6.5	21.2%

*	Percentages may not equal 100% due to rounding

Operating income for the fiscal year ended December 31, 2008, increased approximately $6.5 million, or 21.2%, compared to the same period in 2007, which was primarily due to higher net sales from our PRC segment and partially offset by lower gross margins associated with the full-year consolidation of Copperweld and macroeconomic conditions which had significant effect on fourth quarter operations in our US segment.

The increase in operating income for the PRC segment of $8.4 million, or 24.2%, compared to the same period in 2007, is largely the result of increased volume due to continued strong demand for the segment’s telecommunication and utility products as a result of a strong economy and growing infrastructure demand.

Operating income in the US segment remained flat year over year despite an increase of 504% in total net sales from the full-year consolidation of Copperweld in fiscal 2008. Our US segment obtained profitability through the first three quarters of fiscal year 2008; however, as the global economy eroded in the fourth quarter of 2008 our gross margins were impacted in a negative manner due to significant declines in copper prices and decreased net sales associated with macroeconomic conditions which affected all products and markets within the segment.

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

Net Income

Pre-tax income increased 8.7% to $29.0 million from $26.7 million, excluding litigation accrual expense. Net income decreased to approximately $28.5 million, or 13% of net sales for the year ended December 31, 2008, from approximately $29.5 million, or 23% of net sales for the year ended December 31, 2007, representing a decrease of $1.03 million or 3.5%. The bottom line decrease is primarily due to a 7.2% decline in gross margin, slight increase in other expense and increase in the provision for income tax. As more fully described in the section “Taxation” above, we became liable for PRC income taxes on our Dalian operations during 2008.

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

Liquidity and Capital Resources

We have historically financed our working capital needs and capital expenditures principally through debt and equity offerings, bank loans, and cash provided by operations. As is customary in our industry, we provide payment terms to most of our customers that exceed terms that we receive from our suppliers. Therefore, our liquidity needs have generally consisted of working capital necessary to finance receivable and raw material inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, (3) cash used for acquisitions, and (4) our available credit facilities and other borrowing arrangements.

Our liquidity position remains strong, supported by approximately $60.6 million cash and cash equivalents as of December 31, 2009, as compared to $65.6 million as of December 31, 2008. Substantially all of our cash liquidity remains in the PRC. During 2009 and 2008, we transferred operating funds in the amounts of $21.3 million and $6.1 million, respectively, from Dalian to our non-PRC subsidiaries and parent company. We believe that our cash position is adequate to meet future short-term and mid-term liquidity requirements. Economic conditions worldwide, customer demand, competitive market forces, customer acceptance of our product mix, and commodities pricing could affect our ability to continue to fund our future needs from business operations.

In summary, our cash flows were:

	December 31, 2009	December 31, 2008
Net cash provided by operating activities	$27,130,501	$631,788
Net cash investing activities	(5,876,418)	(17,116,429)
Net cash (used in) financing activities	(26,246,734)	(2,639,916)
Effect of exchange rate on cash and cash equivalents	(21,270)	4,821,569
Cash and cash equivalents at beginning	65,611,770	79,914,758
Cash and cash equivalents at ending	$60,597,849	$65,611,770

Cash Flows from Operating Activities.  For the fiscal year ended December 31, 2009, net cash provided by operating activities was $27.1 million, representing an increase of $26.5 million as compared to the similar period in 2008. This was primarily attributable to our net income of $24 million and $18.1 million increase in working capital from $106.4 million in 2008 to $124.5 million in 2009, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization, change in fair value of derivative liability and warrants, and share-based compensation expense. The change on working capital for the year ended December 31, 2009 was primarily related to i) a $18.2 million increase in accounts receivable; ii) a $3.9 million increase in inventory, offset by a $11.7 million decrease in advance to raw material suppliers; iii) a $3.1 million decrease in accounts payable; iv) a $1.5 million decrease in other payables and accrued liabilities, offset by a $3.3 million increase in tax payable. Increase in accounts receivables was primarily driven by extended credit term to certain customers as well as longer collection cycle as a result of challenging economic condition. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. We have not experienced any significant amount of bad debt since the inception of our operation and have established appropriate procedures to facilitate collection. The repairs and maintenance expense recognized in 2008 and 2009 are $819,283 and $662,205, respectively. The decrease in repairs and maintenance expense for the fiscal year ended December 31, 2009 was primarily due to the additional cost on PP&E that were acquired through the acquisition of Copperweld in October 2007.

Days sales outstanding (DSO) was 117 days and 82 days at December 31, 2009 and 2008 respectively, while days payable outstanding (DPO) was 20 days and 13 days at December 31, 2009 and 2008 respectively.

Standard Customer and Supplier Payment Terms (days) as below:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Customer Payment Term	Payment in advance to 120 days	Payment in advance to 90 days
Supplier Payment Term	Payment in advance to 30 days	Payment in advance to 30 days

The increase in DSO was because we extended credit terms for our PRC segment in late 2008 to certain credible customers that have long-standing business relationships with us in order to capture increased market share. We believe that our ability to extend credit terms puts pressure on our smaller competitors whose limited capital resources have become further strained due to the global economic crisis and who are unable to make such adjustments for customers. Prior to this adjustment in customer credit policies, the standard number of days we gave our customers to pay was 90 days. We write off receivables specifically based on the facts we obtain about the customers’ ability to pay. The Company has established appropriate procedures to facilitate collection.

Aging Analysis of accounts receivable:

	December 31, 2009	December 31, 2008
1 – 30 days	$19,055,520	$7,967,993
31 – 60 days	17,199,485	14,981,574
61 – 90 days	15,029,899	17,033,521
91 – 180 days	12,776,229	9,394,901
181 – 365 days	4,027,988	723,088
Over 365 days	220,163	—
Bad debt allowance	(1,024,684)	(318,529)
Total	$67,284,600	$49,782,548

Inventory turnover days increased slightly from 21 days at December 31, 2008 to 25 days at December 31, 2009. The Company’s principal raw materials consist of aluminum and steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affect the prices of the Company’s products and influence the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

Advance to supplier’s turnover days has decreased from 45 days at December 31, 2008, to 24 days at December 31, 2009. Due to globally depressed commodity prices, the Company believed there was an opportunity to secure lower purchase prices through increased investments in deposit (advance) to suppliers which in turn lowered the average purchase price of raw materials and minimized the loss resulting from the significant decline in spot prices in the fourth quarter of 2008.

Cash Flow from Investing Activities.  For the fiscal year ended December 31, 2009, net cash used in investing activities was $5.9 million, compared to net cash used in investing activities of $17.1 million in 2008. This was primarily attributable to i) a $1.2 million payments for derivative instrument; ii) a $5.1 million capital expenditure on improvement of property and purchase of new equipment and machinery, and (iii) partially offset by a $0.4 million proceeds from sale of PP&E.

Cash Flow from Financing Activities.  For the fiscal year ended December 31, 2009, net cash used in financing activities was $26.2 million as compared to net cash used in financing activities of $2.6 million in 2008. Financing activities in 2009 included (1) repayment of maturing, long term and short term working capital loan in the amount of $17.6 million; (2) repayment of $5 million matured principal of High Yield Notes (3) payment of repurchase of Convertible Notes amounted to $6.06 million pursuant to the repurchase agreement dated on August 13, 2009; (4) payment in the amount of $0.68 million on our existing credit line facilities, and (5) release of $1 million of restricted cash and paid to Kuhn’s Brothers, Inc as part of the settlement pursuant to the settlement agreement dated on May 29, 2009. We also received proceeds amounting to $1,920,000 from a private placement which includes combination of 400,000 shares of its common stock and warrants to purchase 300,000 shares of Common Stock for an average price of $4.80 per share. We also received proceeds amounting to $166,626 from exercise of warrants.

Our Fayetteville facility (Copperweld) maintains a revolving line of credit with Wells Fargo Bank. The outstanding balance was $4,033,783 at December 31, 2009. Subsequent to year end and on February 2, 2010, the Company paid off all its Obligation of revolving line of credit $4,074,269 to Wells Fargo, which included $55,000 in reserves to be returned to the Company after successful completion of customary closing procedures. As of March 9, 2010, $50,000 of the reserve payment had been returned to the Company.

Our Telford facility (Copperweld UK) maintains a revolving line of credit with a limit of approximately $1,073,000 (or £750,000) but had no balance outstanding at December 31, 2009. The line of credit at our Telford facility has a life minimum of 36 month periods and shall be automatically renewed every year thereafter based on an annual review conducted by the financing institute.

We believe that our current cash flow and capital resources will be sufficient to meet our anticipated cash needs, including our cash needs for working capital, capital expenditures, and our other short-term operating strategies for the next 12 months. We may, however, require additional cash resources due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. Customer demand, competitive market forces, commodities pricing, customer acceptance of our product mix and economic conditions worldwide could affect our ability to continue to fund our future needs from business operations. The Company’s contractual obligations and commercial commitments as of December 31, 2009 are summarized below:

Contractual Obligations	Total	Payment Due by Less than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Estimated variable rate interest payment related to High Yield notes (semi-annual)(1)	$3,769,852	$2,086,737	$1,683,115	$—	$—
Long-Term Debt Obligations – High Yield note principal(1)	35,000,000	10,000,000	25,000,000	—	—
Capital Lease Obligations	225,129	71,503	153,626	—	—
Long-Term Debt Obligations – SWAP settlement(2)	7,969,228	2,370,586	5,598,642	—	—
Total	$46,964,209	$14,528,826	$32,435,383	$—	$—

(1)	This table assumes we will repay our outstanding High Yield Notes strictly to the mandatory redemption schedule defined in the High Yield note indentures. Calculations are based on 6 month LIBOR rate in January 2009 of 0.39% as notified by Bank of New York on Jan 21, 2010 plus 5.6% spread rate.

On February 26, 2010, the company reached an agreement with High Yield Notes (HY Notes) holder to repurchase all HY notes, the purchase price equals to 102.0% of the principal amount of such Notes ($30,600,000) plus any accrued and unpaid interest on the Notes to the Purchase Date ($165,644), total 30,765,644, which was paid on March 1, 2010. The applicable Purchase Price was paid to each Holder on February 26, 2010 and the Notes have been delivered to the Company and are in the process of being cancelled pursuant to the provisions of the Indenture, dated as of January 25, 2007, among the Company and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee pursuant to which the Notes were issued.

(2)	Calculations are based on forward curve for LIBOR and exchange rates for non-deliverable forwards sourced from Bloomberg.

The fair market value of our derivative hedge is mainly determined based upon the changes in forward market six month USD LIBOR rates and changes in forward market exchange rate between USD and Chinese RMB, and the LIBOR yield curve. A decline in forward market LIBOR rates and accelerated depreciation in Chinese RMB against USD as well as a change from an upward to a flat or an inverted LIBOR yield curve can generate material losses on our derivative hedge.

The fair market values of our warrant and conversion option derivatives are determined by the market price of our stock, strike price, volatility, risk free interest rate, expected life and dividend yield. An increase in our stock price can generate material losses on our warrant and conversion option derivatives.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See note 2 to the Company’s consolidated financial statements, “Summary of Significant Accounting Policies and Organization”. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company’s financial condition and results of operations:

Revenue Recognition

Revenue is recognized when the product is shipped and title passes to the customer and collectability is reasonably assured. Sales revenue represents the invoiced value of goods, net of a VAT. All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price. All of the Company’s products that are manufactured and sold in the UK are subject to a UK value-added tax at a rate of 15% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing its finished products.

Although most of our products are covered by our warranty programs, the terms and conditions of which vary depending on the customers and the product sold. Because we have not experienced any significant warranty claims in the past, we have not established any reserve fund for warranty claims or defective products.

Segment Reporting

The Company uses a “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. For the years ended December 31, 2009, 2008 and 2007, the Company has two reportable segments: China and US. The China segment, through the Dalian manufacturing facility, is engaged in developing, designing, manufacturing, marketing and distributing copper-cladded bi-metallic engineered conductor products, principally copper-clad aluminum (CCA) and primarily services the Asia-Pacific region, and specifically the PRC market. The US segment, consisting of two manufacturing facilities, one in Fayetteville, Tennessee, USD and a second in Telford, England, are engaged in developing, designing, manufacturing, marketing and distributing copper-cladded bimetallic engineered conductor products, principally CCA and copper-clad steel (CCS) and primarily service the North and South America, European, Middle Eastern and North African markets.

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

If a cost does not extend an asset’s useful life, increase its productivity, improve its operating efficiency, or add additional production capacity, the cost is regarded as repairs and maintenance and recognized as an expense as incurred, if it does, the cost is regarded as major renewals and betterments and capitalized.

Repairs and maintenance expense for the years ended December 31, 2009, 2008 and 2007 amounted to $662,205, $819,283 and $227,248, respectively.

For the years ended December 31, 2009, 2008 and 2007, there were $490,720, $0 and $0 amounts expended for major renewals and betterments that were capitalized.

Bad Debts

The Company’s business operations are conducted in the PRC and in the US. The Company extends unsecured credit to customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. Because we only extend trade credits to many of our customers, who tend to be well-established and large sized businesses, and we have not experienced any write-offs in our PRC operations and no material write-off of accounts receivable in our US operations. At December 31, 2009, we had an allowance of bad debts in the amount of $1,024,684.

Income Taxes

We recognize deferred income tax liabilities and assets for the estimated future tax effects attributable to temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax liabilities or asset attributable to temporary differences are accounted for using the balance sheet liability method in respect of temporary differences between income tax basis and financial reporting basis of assets and liabilities.

Fushi Copperweld, Inc., Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes for 2009, 2008 and 2007. A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld U.S. will have taxable income in future periods. US companies must generate a total of $34 million of taxable net income (including the recovery of time difference) by years 2025 to 2029 (the recovery of time difference is not subject to those years) in order to recover the deferred tax asset balance.

Stock-Based Compensation

The Company records and reports stock-based compensation by measuring the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which services are received. Stock compensation for stock granted to non-employees is determined as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions: average risk-free rate of return of 0.78% to 4.57%, expected option life of 0.5 to 5 years, volatility rate of 50% to 60% and no dividend yield. Stock compensation expense is recognized based on awards expected to vest. The forfeitures is estimated at the time of grant and revised in subsequent periods pursuant to actual forfeitures, if it is differ from those estimates.

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

Recent Accounting Prouncements

In December 2007, the FASB issued revised business combinations guidance. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted the guidance and believes that if the Company consummated a business combination transaction, the Company’s adoption of the guidance would have a material impact on the consolidated financial statements.

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

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company with all public filings as of the effective date referenced to the Codification as the sole source of authoritative literature.

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

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This ASU is effective for fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

In January 2010, FASB issued ASU No. 2010-01 — Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 — Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Thos disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2009 and did not employ any commodity price derivatives during the fiscal year ended December 31, 2009.

Foreign Exchange Risk

While our reporting currency is the U.S. dollar, substantially all of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Substantially all of our assets are denominated in RMB except for cash. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between U.S. dollars and RMB. If the RMB depreciates against the U.S. dollar, the value of our RMB revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. A 1% average appreciation (depreciation) of the RMB against the U.S. dollar would increase (decrease) our comprehensive income by $3.02 million based on our outstanding revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2009. As of December 31, 2009, our accumulated foreign currency translation gain as part of accumulate other comprehensive income amounted to $25.2 million and our foreign currency translation gain recognized in other comprehensive income for fiscal year 2009 was $132,816. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has not been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Interest Rate Risk

We were primarily exposed to interest rate risk arising from 6 months LIBOR rate on which the interest rate for our Guaranteed Senior Secured Floating Rate Notes due 2012 (HY Notes) totaling $40 million was based. If there was a hypothetical 1% change in 6-month LIBOR interest rate, the net impact to earnings would be approximately $0.4 million on annualized basis.

On February 26, 2010 (the “Purchase Date”), the company entered into a Notes Purchase Agreement with the holders (the “Holders”) of the Company’s HY Notes whereby the Company would repurchase the HY Notes from each holder for a purchase price in cash equal to 102% of the outstanding principal amount plus any accrued and unpaid interest on the HY Notes to the Purchase Date. The aggregate Purchase Price for all of the Notes was $30,765,644, which was paid to each Holder on February 26, 2010. The HY Notes have been delivered to the Company and are in the process of being cancelled pursuant to the provisions of the Indenture, dated as of January 25, 2007, among the Company and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee pursuant to which the HY Notes were issued.

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

The fair value of the Swap is determined with the assistance of third party calculations provided by Jefferies & Company, Inc., which reflect the present values of the difference between estimated future variable-rate receipts in USD and future fixed-rate payments in RMB. The Company accounts for this interest rate swap in accordance with FAS No. 133, “Accounting for Derivatives Instruments and Hedging Activity,” which requires all derivatives to be carried on the balance sheet at fair value and to meet certain documentary and analytical requirements to qualify for hedge accounting treatment. The above derivative qualifies for hedge accounting under FAS 133 and, accordingly, changes in the fair value is reported in accumulated other comprehensive income, net of related income tax effects. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. For the year ended

December 31, 2009, changes in fair value of the Swap resulted in an increase in the liability and a loss to other comprehensive income of $3,155,451, respectively; For the year ended December 31, 2008, changes in fair value of the Swap resulted in an decrease in the liability and a gain to other comprehensive income of $4,138,320, respectively. As of December 31, 2009, the Company had cross currency hedge payable amounting to $436,702. For fiscal year ended December 31, 2009, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness. After the redemption of the HY Notes, the cross currency swap transaction will no longer qualify for derivative accounting because the hedging instruments would become naked of the hedged items. Therefore, the change in fair value will be reclassified from accumulated comprehensive income into earnings.

This analysis did not consider the effects of a changed level of economic activity that could exist in such an environment and certain other factors. Further, this sensitivity analysis assumes no changes in the Company’s financial structure.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We only extend 30 to 90 day trade credit to our largest customers that tend to be well-established and large businesses and we have rarely seen accounts receivable go uncollected beyond 90 days or experienced minimal write-off of accounts receivable in the past.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated balance sheets of Fushi Copperweld, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009 together with the related notes and the report of our independent registered public accounting firm, are set forth on the “F” pages of the Form 10-K.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our CEO and CFO, evaluated the design and operating effectiveness as of December 31, 2009 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our CEO and CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was performed using the Internal Control — Evaluation Framework developed by the Committee of Sponsoring Organizations of the Tread-way Commission (“COSO”). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Frazer Frost, LLP, has issued an audit report on the Company’s internal control over financial reporting and their report is included herein. Our independent auditors were given unrestricted access to all financial records and related data.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Fushi Copperweld, Inc.

We have audited Fushi Copperweld, Inc. and Subsidiaries’ (“Fushi Copperweld, Inc.”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fushi Copperweld, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Fushi Copperweld, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows of Fushi Copperweld, Inc. and Subsidiaries, and our report dated March 9, 2010 expressed an unqualified opinion.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California

March 9, 2010

ITEM 9B. OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the year ended December 31, 2009 which were not disclosed on such form.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is set forth in Part I herein under the heading “Executive Officers of the Registrant”. The additional information with respect to Item 10 and “Directors, Executive Officers and Corporate Governance” appears in our 2010 Proxy Statement and is incorporated by reference in this section.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to Item 11 and “Executive Compensation” appears in our 2010 Proxy Statement and is incorporated by reference in this section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to Item 12 and “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” appears in our 2010 Proxy Statement and is incorporated by reference in this section.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information with respect to Item 13 and “Certain Relationships and Related Transactions, and Director Independence” appears in our 2010 Proxy Statement and is incorporated by reference in this section.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We were notified that, effective January 1, 2010, certain partners of its previous independent accounting firm, Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”), and certain partners of Frost, PLLC

(“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost (the “Combination Agreement”), each of MSWFT and Frost contributed all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with us. On January 7, 2010, the Audit Committee of our Board of Directors approved the engagement of Frazer Frost as MSWFT’s successor to continue as our independent accounting firm.

The information with respect to Item 14 and “Principal Accountant Fees and Services” appears in our 2010 Proxy Statement and is incorporated by reference in this section.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

The following financial statements of Fushi Copperweld, Inc. and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firms

Consolidated Balance Sheets — as of December 31, 2009 and 2008

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for each of the years ended December 31, 2009, 2008 and 2007

Notes to Financial Statements

(2)	Financial Statement Schedule II Valuation and Qualifying Accounts. The information for Schedule II as well as other Schedules has been omitted since they are not applicable, except for Schedule I which is included on pages F-41 through F-45.
(3)	All management contracts and compensatory plans and arrangements are specifically identified on the attached Exhibit Index.
(b)	Exhibits

See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

(c)	Financial Statements and Schedules — See Item 15(a)(1) and Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSHI COPPERWELD, INC.
Date: March 16, 2010	By: /s/ Li Fu Li Fu, Co-CEO (Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 16, 2010	/s/ Wenbing Christopher Wang Wenbing Christopher Wang, President and Interim Chief Financial Officer (Principal Accounting Officer)
March 16, 2010	/s/ Li Fu Li Fu, Director
March 16, 2010	/s/ Bai Feng Bai Feng, Director
March 16, 2010	/s/ Jiping Hua Jiping Hua, Director
March 16, 2010	/s/ Barry Raeburn Barry Raeburn, Director
March 16, 2010	/s/ John Perkowski John Perkowski, Director

S-1

FUSHI COPPERWELD, INC.

Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2009

Number	Description
3.1	Articles of Incorporation, as amended(1)
3.2	Bylaws(1)
3.3	Specimen of Common stock certificate(1)
3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock(1)
3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock.(1)
4.1	Form of Amended and Restated Warrant, dated as of February 22, 2009(12)
4.2	Form of HY Indentures, dated as of January 25, 2007, by and among the Company, the FHI and the Bank of New York.(4)
4.3	Form of CB Indentures, dated as of January 25, 2007, by and among the Company, the FHI and the Bank of New York.(4)
4.4	Form of Share Pledge Agreement, dated as of January 25, 2007, by and among the Company and the Bank of New York.(4)
4.5	Registration Rights Agreement, dated February 22, 2009 by and among Fushi Copperweld, Inc. and Guerrilla Partners, LLC(11)
4.6	Lock-Up Agreement, dated February 22, 2009, by and among Fushi Copperweld, Inc. and Guerrilla Partners, LLC(11)
10.1	Translation of Purchase Agreement, dated as of December 13, 2005, between Fushi International (Dalian) and Dalian Fushi.(1)
10.2	Translation of Entrusted Management Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu.(1)
10.3	Translation of First Patents Transfer Contract, dated as of December 13, 2005, by and between Fushi International (Dalian) and Dalian Fushi.(1)
10.4	Translation of Second Patent Transfer Contract, dated as of December 13, 2005, by and between Fushi International (Dalian) and Li Fu.(1)
10.5	Translation of Voting Proxy Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu.(1)
10.7	Translation of Exclusive Option Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu.(1)
10.8	Translation of Shares Pledge Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu.(1)
10.9	*Fushi Copperweld, Inc. 2007 Stock Incentive Plan (5).
10.10	*Fushi Copperweld, Inc. Form of Non-Qualified Stock Option Agreement.(5)
10.11	*Fushi Copperweld, Inc. Form of Qualified Stock Option Agreement.(5)
10.12	Settlement Agreement among Copperweld, Copperweld Bimetallics International Holdings, LLC, International Manufacturing Equipment Suppliers, LLC, Tongling Jingda Special Magnet Wire Co., Ltd. and Tongling Copperweld Bimetallics Co. Ltd. dated January 18, 2008(6).
10.13	Amended and Restated Investor Rights Agreement by and among the Registrant, Fushi Holdings, Inc., Dalian Fushi Bimetallic Manufacturing Company Limited, Fushi International (Dalian) Bimetallic Cable Co., Ltd., Li Fu, and Citadel Equity Fund Ltd., dated as of June 4, 2008.(18)

Number	Description
10.14	*Settlement Agreement with John Christopher Finley, dated as of May 29, 2008(7)
10.15	*Employment Agreement of Dwight Berry, dated as of May 28, 2008(7)
10.16	*Employment Agreement of Wenbing Christopher Wang, dated July 22, 2008(8)
10.17	*Confidential Employment Separation Agreement and Release, dated March 3, 2009 between James Todd and Fushi Copperweld, Inc.(9)
10.18	Securities Purchase Agreement, dated February 22, 2009, by Fushi Copperweld, Inc. and Guerrilla Partners, LLC(11)
10.19	Settlement and Forbearance Agreement and Release, dated May 19, 2009(10)
10.20	Escrow Agreement by and between Fushi International, Dalian Fushi Bimetallic Mfg.Co.Ltd., Kuhns Brothers, Inc., Kuhns Brothers Securities and Kuhs Bros. & Co., Inc. and Continental Stock Transfer and Trust(10)
10.21	Notes Purchase Agreement, dated August 13, 2009, by and between Fushi Copperweld, Inc. and Citadel Equity Fund Ltd.(13)
10.22	Forbearance Agreement, dated August 17, 2009 by Copperweld BiMetallics LLC, Copperweld BiMetallics UK Limited and Fushi Copperweld, Inc. and Wells Fargo Bank, NA(14)
10.23	Executive Employment Agreement for Beihong (Linda) Zhang, dated September 1, 2009(15)
10.24	First Amendment to Forbearance Agreement, dated October 27, 2009(16)
10.25	Executive Employment Agreement for Joseph Longever, dated November 27, 2009(17)
21.1	List of Subsidiaries†
23.1	Consent of Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)†
31.1	Certification of Li Fu and Joseph J. Longever pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;†
31.2	Certification of Wenbing Wang pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;†
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;†

*	Indicates employee benefit plan or agreement.
†	Filed herewith.
(|$$|A11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 14, 2005.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on December 20, 2005.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2006.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2007.
(5)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14 C dated March 27, 2008.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, filed on May 10, 2008.
(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 13, 2008.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2009, filed on May 11, 2008.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 20, 2009.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on May 26, 2009.
(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3/A filed on August 6, 2009

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 19, 2009.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2009.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 8, 2009.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 2, 2009.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 30, 2009.
(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009.

FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Fushi Copperweld, Inc.

We have audited the accompanying consolidated balance sheets of Fushi Copperweld, Inc. and Subsidiaries (“Fushi Copperweld, Inc.”) as of December 31, 2009 and 2008, and the related statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. Fushi Copperweld, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fushi Copperweld, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fushi Copperweld, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2010 expressed an unqualified opinion.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, CA

March 9, 2010

FINANCIAL STATEMENTS

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash	$60,597,849	$65,611,770
Restricted cash	—	1,000,000
Accounts receivable, trade, net of allowance of bad debt of $1,024,684 and $318,529 as of December 31, 2009 and 2008, respectively	67,284,600	49,782,548
Inventories	10,875,782	6,977,852
Notes receivables	122,972	171,300
Other receivables and prepaid expenses	1,137,566	869,973
Advances to suppliers	8,582,346	20,261,585
Deposit in derivative hedge	1,000,000	1,000,000
Prepaid taxes	—	670,805
Total current assets	149,601,115	146,345,833
Plant and equipment, net	117,385,566	119,761,027
Other assets:
Advances to suppliers, noncurrent	1,356,404	4,022,879
Notes receivables, noncurrent	699,106	799,106
Intangible asset, net	11,924,056	12,406,920
Deferred loan expense, net	2,045,349	3,317,725
Deferred tax assets	11,722,469	7,804,027
Total other assets	27,747,384	28,350,657
Total assets	$294,734,065	$294,457,517
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable, trade	$4,002,773	$7,204,156
Notes payable, current	10,000,000	5,000,000
Revolver line	4,033,783	4,712,075
Short term bank loans	—	17,588,400
Other payables and accrued liabilities	3,854,355	4,751,460
Customer deposits	74,019	542,540
Taxes payable	2,599,055	—
Cross currency hedge payable	436,702	104,324
Obligation under capital lease, current	71,503	—
Total current liabilities	25,072,190	39,902,955
Long term liabilities:
Notes payable, noncurrent	25,000,000	40,000,000
Obligation under capital lease, non current	153,626	—
Fair value of derivative instrument	7,532,527	4,377,076
Total liabilities	57,758,343	84,280,031
Commitments and contingencies		7,197,794
Shareholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.006 par value, 100,000,000 shares authorized, December 31, 2009: 29,772,780 shares issued and outstanding December 31, 2008: 27,499,034 shares issued and 27,399,034 outstanding	178,638	164,395
Restricted common stock in escrow	—	600
Additional paid in capital	105,540,676	91,172,890
Statutory reserves	16,282,793	12,316,147
Retained earnings	97,283,748	78,613,158
Accumulated other comprehensive income	17,689,867	20,712,502
Total shareholders’ equity	236,975,722	202,979,692
Total liabilities and shareholders’ equity	$294,734,065	$294,457,517

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Revenues	$182,932,292	$221,434,702	$128,222,083
Cost of goods sold	128,122,357	164,181,739	85,773,819
Gross profit	54,809,935	57,252,963	42,448,264
Operating expense:
Selling expenses	4,869,987	4,607,459	1,762,461
General and administrative expenses	13,051,442	15,555,267	10,040,827
Total operating expense	17,921,429	20,162,726	11,803,288
Income from operations	36,888,506	37,090,237	30,644,976
Other income (expense):
Interest income	369,267	662,290	1,822,048
Interest expense	(5,271,427)	(8,833,866)	(7,544,635)
(Loss) gain on derivative instrument	(1,574,989)	163,062	1,508,693
Gain on CB extinguishment	3,842,935	—	—
Change in derivative liability – warrants	(752,114)	—	—
Change in derivative liability – conversion option	(7,181,198)	—	—
Other (expense) income	(314,570)	(112,303)	222,545
Total other expense, net	(10,882,096)	(8,120,817)	(3,991,349)
Income before provision (benefit) for income taxes	26,006,410	28,969,420	26,653,627
Deferred income tax benefit	(3,918,442)	(4,952,027)	(2,852,000)
Current income tax expense	5,930,466	5,446,938	—
Provision (benefit) for income taxes, net	2,012,024	494,911	(2,852,000)
Net income	23,994,386	28,474,509	29,505,627
Other comprehensive income:
Unrealized gain (loss) on marketable securities	—	22,301	(22,301)
Foreign currency translation adjustment	132,816	12,535,951	9,853,904
Change in fair value of derivative instrument	(3,155,451)	4,138,320	(8,515,396)
Comprehensive income	$20,971,751	$45,171,081	$30,821,834
Earnings per share:
Basic	$0.85	$1.04	$1.33
Diluted	$0.84	$1.00	$1.19
Weighted average number of shares:
Basic	28,265,748	27,298,891	22,178,517
Diluted	28,643,002	28,271,863	25,243,788

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Additional Paid In Capital	Common Stock Subscription Receivable				Accumulated Comprehensive Income (Loss)	Totals
	Shares Outstanding		Shares In Escrow					Retained Earnings
	Number of Shares	Par Value	Number of Shares	Par Value				Statutory Reserves	Unrestricted Earnings
Balance, December 31, 2007	25,211,304	$151,268	100,000	$600	$77,665,064	$	$	8,321,726	$54,133,070	$4,015,930	$144,287,658
Note payable converted to common stock @ $7.00	2,142,857	12,857			14,987,143						15,000,000
Exercise of warrants for cash @ $3.1064	44,873	270			139,124						139,394
Stock compensation expense					1,868,809						1,868,809
Net income									28,474,509		28,474,509
Adjustment to statutory reserve								3,994,421	(3,994,421)		—
Net change related to cash flow hedge										4,138,320	4,138,320
Foreign currency translation gain										12,535,951	12,535,951
Recognition of loss on marketable securities										22,301	22,301
Allocation of APIC due to Kuhn’s litigation					(3,487,250)						(3,487,250)
Balance, December 31, 2008, as previously reported	27,399,034	164,395	100,000	600	91,172,890		—	12,316,147	78,613,158	20,712,502	202,979,692
Cumulative effect of reclassification of conversion option									(1,357,150)		(1,357,150)
Balance, January 1, 2009, as adjusted	27,399,034	164,395	100,000	600	91,172,890		—	12,316,147	77,256,008	20,712,502	201,622,542
Shares issued for cash @ $4.80	400,000	2,400			1,917,600						1,920,000
Transfer to derivative liabilities of warrant due to warrant issued					(211,443)						(211,443)
Shares issued for Convertible notes extinguishment @ $9.08	440,529	2,643			3,997,357						4,000,000
Shares placed in escrow (subscription receivable)			2,200,000	13,200	6,249,481		(6,262,681)				—
Shares removed from escrow as payment of liability	1,470,752	8,825	(1,470,752)	(8,825)	—		6,262,681				6,262,681
Shares cancelled from escrow			(829,248)	(4,975)	4,975		—				—
Transfer balance of derivative liabilities of warrant to APIC due to amendments of warrant agreements					963,557						963,557
Exercise of warrants for cash @ $3.1064	52,352	314			166,312		—				166,626
Exercise of stock option	5,262	32			(32)						—
Stock compensation expense					1,280,008						1,280,008
Correction of 2007 warrant exercise calculation error	4,851	29			(29)						—
Net income									23,994,386		23,994,386
Adjustment to statutory reserve								3,966,646	(3,966,646)		—
Change in fair value of derivative instrument										(3,155,451)	(3,155,451)
Foreign currency translation gain										132,816	132,816
Balance, December 31, 2009	29,772,780	$178,638	—	$—	$105,540,676		$—	$16,282,793	$97,283,748	$17,689,867	$236,975,722

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income	$23,994,386	$28,474,509	$29,505,627
Adjustments to reconcile net income to cash provided by operating activities:
Deferred taxes	(3,918,442)	(4,952,027)	(2,852,000)
Bad debt expenses	705,825	178,467	—
Reserve for obsolete inventory	—	96,893	—
Inventory value write off	79,563	—	—
Depreciation	9,762,096	6,457,629	3,117,837
Loss on sale of property and equipment	117,430	28,887	—
Amortization of intangible assets	476,696	417,681	234,672
Amortization of loan commission	1,272,375	2,798,205	721,455
Interest penalty	—	710,544	—
Amortization of stock option compensation expense	1,280,008	1,868,809	1,938,073
Loss (gain) on derivative instrument	1,574,989	(163,062)	(1,508,693)
Gain on convertible note extinguishment	(3,842,935)	—	—
Change in derivative liability – conversion option	7,181,198	—	—
Change in derivative liability – warrants	752,114	—	—
Investment loss on marketable securities	—	16,158	—
Change in operating assets and liabilities:
Accounts receivable	(18,247,931)	(24,794,459)	(9,151,252)
Inventories	(3,856,156)	5,113,772	4,344,568
Other receivables and prepayments	(220,548)	189,808	200,721
Notes receivables	148,273	(114,896)	(784,551)
Advances to suppliers – current	11,661,597	(17,408,968)	1,015,842
Accounts payable	(3,111,464)	4,076,919	(2,564,797)
Other payables and accrued liabilities	(1,474,776)	(1,083,919)	2,667,158
Customer deposits	(474,407)	509,481	(545,440)
Taxes payable	3,270,610	(1,788,643)	(186,374)
Net cash provided by operating activities	27,130,501	631,788	26,152,846
Cash flows from investing activities:
Marketable securities	—	2,983,842	(2,977,699)
Payments on derivative instrument	(1,242,612)	—	(127,380)
Proceeds from derivative instrument	—	973,556	802,523
Deposit in derivative hedge	—	(1,000,000)	—
Proceeds from sale of property and equipment	424,444	—	—
Purchase of land use right	—	(1,698,433)	—
Advances for purchase of land use right	—	—	(4,379,166)
Purchase of property and equipment	(5,058,250)	(15,226,592)	(31,115,408)
Advances for purchase of property and equipment	—	(3,148,802)	(12,583,219)
Net cash used in investing activities	(5,876,418)	(17,116,429)	(50,380,349)
Cash flows from financing activities:
Proceeds from shareholder	12,186,677	—	—
Repayments on shareholders	(12,186,677)	—	(3,985,698)
Release (deposit) of restricted cash	1,000,000	—	(1,000,000)
Net (payments) borrowings on revolver line	(678,292)	(2,419,008)	1,025,814
Proceeds from bank loans	—	16,908,000	11,718,630
Payments on bank loans	(17,553,600)	(17,268,032)	(29,628,641)
Payments on capital lease obligation	(41,468)	—	—
Payment on high yield notes payable	(5,000,000)	—	—
Repurchase of convertible notes payables	(6,060,000)	—	—
Net proceeds from stock issuance in private placement	—	—	37,232,906
Net proceeds from long term notes	—	—	56,400,000
Proceeds on issuance of common stock and warrants	2,086,626	139,124	7,692,068
Net cash (used in) provided by financing activities	(26,246,734)	(2,639,916)	79,455,079
Effect of exchange rate on cash	(21,270)	4,821,569	4,193,631
(Decrease) increase in cash	(5,013,921)	(14,302,988)	59,421,207
Cash, beginning of period	65,611,770	79,914,758	20,493,551
Cash, end of period	$60,597,849	$65,611,770	$79,914,758
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$3,725,954	$6,327,084	$4,249,882
Cash paid for income taxes	$5,131,397	$4,509,274	$—

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 1 — Organization and Line of Business

Fushi Copperweld, Inc, a Nevada corporation (“Fushi”), is the holding company of Fushi Holdings, Inc., (“Fushi Holdings”) incorporated in the state of Delaware, which is a holding company for Dalian Fushi International Bimetallic Cable Co., Ltd (“Fushi International”) organized under the laws of the People’s Republic of China (“PRC”). Dalian Fushi Bimetallic Manufacturing Co., Ltd (“Dalian Fushi”) is a variable interest entity through a contractual relationship (Note 2). Dalian Fushi is a limited liability company organized under the laws of the PRC, which is engaged in the manufacturing and sale of bimetallic wire products.

On October 29, 2007, Fushi acquired Copperweld Bimetallics, LLC, (“Copperweld”), a limited liability company registered in the state of Delaware, which is the parent company of Copperweld Bimetallics UK, Ltd. (“Copperweld UK”), a private company registered in the United Kingdom. Copperweld is a bimetallic sales and manufacturing operation headquartered in Fayetteville, Tennessee. Copperweld UK is a manufacturing, distribution and customer service facility located in Telford, England.

Fushi, Fushi Holdings, Fushi International, Dalian Fushi, Copperweld and Copperweld UK are hereinafter referred to as “the Company.”

The Company is in the business of developing, designing, manufacturing, marketing and distributing bimetallic wire products, principally copper-clad aluminum and copper-clad steel. The Company’s products are primarily focused on serving end-user applications in the telecommunication, electrical utility, and transportation markets. The Company’s products are sold in North America, Europe, North Africa, the Middle East, and the PRC.

Note 2 — Summary of Significant Accounting Policies

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of its derivative instrument. Actual results could differ from those estimates.

Revenue Recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are recorded as customer deposits. The Company does not establish reserve funds for potential customer claims because, historically, it has not experienced significant customer complaints or returns.

Shipping and Handling Costs

Shipping and handling costs related to costs of goods sold are included in selling costs which totaled $2,307,985, $1,979,689 and $1,006,769 for the years ended December 31, 2009, 2008 and 2007, respectively.

Foreign Currency Translation and Other Comprehensive Income

The reporting and functional currency of the Company is the US dollar. The subsidiaries Fushi International, VIE Dalian Fushi and Beijing Office use the local currency Renminbi (RMB) to conduct business. Copperweld UK conducts business in British Pounds.

For the subsidiaries whose functional currencies are other than the US dollar, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder’s equity is translated at the historical rates and items in the consolidated statements of operations and consolidated cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.826 RMB and £0.619 to $1.00 USD, respectively. The balance sheet amounts with the exception of equity at December 31, 2008 were translated at 6.823 RMB and £0.684 to $1.00, respectively. The average translation rates applied to income and cash flow statement amounts for year ended December 31, 2009 were 6.831 RMB and £0.639 to $1.00, respectively. The average translation rates applied to income and cash flow statement amounts for year ended December 31, 2008 were 6.948 RMB and £0.539 to $1.00, respectively. The average translation rates applied to income and cash flow statement amounts for the year ended December 31, 2007 were 7.59 RMB and £0.49 to $1.00, respectively.

Cash flows from the Company’s operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Cash and Concentration of Risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the United Kingdom (“UK”) and the USA.

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed deposit insurance limits for the banks located in the United States and UK. Balances at financial institutions or state

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

owned banks within the PRC are not covered by insurance. As of December 31, 2009 and 2008, the Company had deposits in excess of federally insured limits totaling $60,231,401 and $65,895,459, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Parts of the Company’s operations are carried out in the PRC and UK. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the two countries, and by the general state of the two countries’ economy. The Company’s operations in the two countries are subject to specific considerations and significant risks not typically associated with companies in North America. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Restricted Cash

Restricted cash consists of monies placed in escrow for the Kuhns lawsuit settlement. On May 21, 2009, the Company delivered $1,000,000 plus accrued interest (the “Escrow Payment”) as partial payment to reduce the settlement liability owed to Kuhns pursuant to the Settlement Agreement signed on May 19, 2009. See Note 18 for details.

Additional Product Sales Information

The Company has expanded its geographic sales area from the Chinese domestic market to the international market. The following chart shows that the PRC market remains the largest single market for the Company while approximately 20% of sales were spread across international markets during the year of 2009, 29% during the year of 2008, and 8% during the year of 2007, respectively.

	2009	2008	2007
China	$145,846,314	$156,342,939	$117,737,442
USA	28,476,262	45,754,350	9,327,218
Europe	4,689,234	8,375,872	1,157,423
Other countries	3,920,482	10,961,541	—
Total sales	$182,932,292	$221,434,702	$128,222,083

Major Customers and Suppliers

Ten major customers accounted for 26%, 30% and 38% of sales for the years ended December 31, 2009, 2008 and 2007, respectively. (Copperweld’s sales for the full year of 2007 are included for comparison purpose.) Total receivable balance due from the top ten customers at December 31, 2009 and 2008 amounted to $18,484,819 and $11,838,214, respectively.

Five major suppliers provided approximately 60% and 65% of the Company’s raw materials for the years ended December 31, 2009 and 2008 and eight major suppliers provided approximately 79% for the year ended December 31, 2007. (Copperweld’s purchases for the full year of 2007 are included for comparison purpose). At December 31, 2009 and 2008, our advances to the major five suppliers were $6,816,228 and $20,111,644, all of which was current.

Accounts Receivables and Allowance for Doubtful Accounts

During the normal course of business, the Company extends unsecured credit to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

are written off through a charge to the valuation allowance. As of December 31, 2009 and 2008, management concluded its allowance for bad debts was sufficient.

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

At the inception of the transaction, the Company documented the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income, net of related income tax effects. See Note 12 for additional information related to the instrument.

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
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

During 2007, the Company borrowed $40,000,000 in the form of a high yield debenture note with a floating rate. As of December 31, 2009, the outstanding principal of the high yield debenture note amounted to $35,000,000. Management concluded the carrying values are a reasonable estimate of fair value because the stated interest rate approximates current rates available.

As of December 31, 2009, the Company has derivative instruments with a carrying value of approximately $8.0 million. The Management calculated the fair value of the derivative instrument using Level 3 inputs since there is no observable market price.

	Carrying Value December 31, 2009	Fair Value Measurements December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative instrument	$7,532,527	—	—	$7,532,527
Cross currency hedge payable	$436,702	—	—	$436,702

Derivative Liability

Using the criteria under GAAP, a contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative liability — warrants or conversion option and change in fair value of derivative instrument.”

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

For the year ended December 31, 2009, 2008 and 2007, the Company recognized a loss in the change in fair value of derivative liability — conversion option in the amounts of $7,181,198, $0 and $0, respectively.

For the year ended December 31, 2009, 2008 and 2007, the Company recognized a loss in the change in fair value of derivative liability — warrants in the amounts of $752,114, $0 and $0, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

Plant and Equipment, Net

Plant and equipment are stated at cost. When the asset property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Buildings	20 – 39.5 years
Machinery and equipment	7 – 15 years
Other equipment	3 – 5 years
Transportation equipment	3 – 5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all cost of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred. Total interest capitalized for the years ended December 31, 2009, 2008 and 2007 amounted to $1,350, $160,166 and $285,689, respectively.

If a cost does not extend an assets useful life, increase its productivity, improve its operating efficiency or add additional production capacity, the cost is regarded as repairs and maintenance and recognized as an expense as incurred; if it does, the cost is regarded as major renewals and betterments and capitalized. For the years ended December 31, 2009, 2008 and 2007, there were $490,720, $0 and $0 amounts expended for major renewals and betterments that were capitalized.

Repairs and maintenance expense for the years ended December 31, 2009, 2008 and 2007 amounted to $662,205, $819,283 and $227,248, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets each reporting period. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of December 31, 2009 and 2008, there were no impairments of its long-lived assets.

Intangible Assets

Land Use Rights — land in the People’s Republic of China is government owned. However, the government grants “land use rights.” The Company amortizes land use rights on a straight line basis over the 50 year life.

Patents — Patents are stated at cost, less accumulated amortization. The Company amortizes patents on a straight line basis over 7 – 15 years.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

The Company evaluates intangible assets for impairment, at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of December 31, 2009 and 2008, there was no impairment of intangible assets.

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

Research and development costs are recorded in general and administrative expenses. Research and development costs were $143,187, $403,488 and $154,127 for the years ended December 31, 2009, 2008 and 2007, respectively.

Earnings per Share

The Company reports earnings per share and present both basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. For the years ended December 31, 2009, 2008 and 2007, the Company properly excluded options, warrants and convertible notes with anti-dilutive effects from the diluted earnings per share calculation.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued revised business combinations guidance. The revised guidance retains the fundamental requirements of the previous guidance in that the acquisition method of accounting be used for all business combinations, that an acquirer be identified for each business combination and for goodwill to be recognized and measured as a residual. The revised guidance expands the definition of transactions and events that qualify as business combinations to all transactions and other events in which one entity obtains control over one or more other businesses. The revised guidance broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has adopted the guidance and believes that if the Company consummated a business combination transaction, the Company’s adoption of the guidance would have a material impact on the consolidated financial statements.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

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

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company with all public filings as of the effective date referenced to the Codification as the sole source of authoritative literature.

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

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This ASU is effective for fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU.

In January 2010, FASB issued ASU No. 2010-01 — Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 — Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity. The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 — Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 2 — Summary of Significant Accounting Policies  – (continued)

value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Reclassification

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 consolidated financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Note 3 — Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2009	December 31, 2008
Trade accounts receivable	$68,309,284	$50,101,077
Allowance for bad debts	(1,024,684)	(318,529)
Trade accounts receivable, net	$67,284,600	$49,782,548

The following table consists of allowance for doubtful accounts:

Allowance for doubtful accounts at December 31, 2007	$135,418
Additional reserves	178,467
Accounts receivable write off	(1,093)
Effect of foreign currency translation	5,737
Allowance for doubtful accounts at December 31, 2008	$318,529
Reserve adjustment	705,825
Accounts receivable write off	—
Effect of foreign currency translation	330
Allowance for doubtful accounts at December 31, 2009	$1,024,684

Note 4 — Inventories

Inventories consisted of the following:

	December 31, 2009	December 31, 2008
Raw materials	$5,137,002	$3,929,585
Work in process	2,777,890	1,337,703
Finished goods	3,007,279	1,832,511
Scrap	—	38,540
Totals	10,922,171	7,138,339
Less allowance for obsolete inventory	(46,389)	(160,487)
Totals	$10,875,782	$6,977,852

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 4 — Inventories  – (continued)

The following table consists of allowance for obsolete inventory:

Allowance for obsolete inventory at December 31, 2008	$160,487
Additional reserves	—
Valuation adjustment	(114,098)
Allowance for obsolete inventory at December 31, 2009	$46,389

Note 5 — Plant and Equipment

Plant and equipment consisted of the following:

	December 31, 2009	December 31, 2008
Land	$100,726	$100,726
Buildings and improvements	43,665,594	43,418,544
Transportation equipment	4,177,943	4,138,892
Machinery and equipment	74,463,717	55,147,707
Office furniture	1,172,121	1,166,477
Construction in progress	19,449,384	33,163,330
Totals	143,029,485	137,135,676
Less accumulated depreciation	(25,643,919)	(17,374,649)
Totals	$117,385,566	$119,761,027

Construction in progress at December 31, 2009, consisted of the following:

No.	Project Description	December 31, 2009	Commencement Date	Expected Completion Date
1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$4,276,753	Dec, 2007	Mar, 2010
2	Corporation administration office building	13,144,394	May, 2003	Dec, 2010
3	Manufacture building (Dalian)	630,389	Jan, 2008	Jun, 2010
4	Manufacturing machinery and equipment for CCA/CCS (Multiple)	1,322,848	Dec, 2009	Mar, 2011
5	Manufacturing machinery and equipment for CCA	75,000	Oct, 2009	Mar, 2010
	Total	$19,449,384

Project No. 1 “Manufacturing Machinery and Equipment for CCA/CCS” is related to CCA and CCS production lines and ancillary equipment located in Dalian, China. The estimated costs to complete Project No. 1 as of December 31, 2009 are approximately $600,000.

Project No. 2 “Corporate Administration Office Building” represents Tower B of our corporate office building located at our Dalian facility. Tower B is still currently under construction and is expected to be completed by December 2010. The estimated costs to complete Project No. 2 (Tower B) as of December 31, 2009 are $2.9 million.

Project No. 4 “Manufacturing Machinery and Equipment for CCA/CCS” is related to ancillary equipment relocated to Dalian, China in December 2009.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 5 — Plant and Equipment  – (continued)

Construction in progress as of December 31, 2008 consisted of the following:

No.	Project Description	December 31, 2008	Commencement Date	Expected Completion Date
1	Manufacturing machinery and equipment for CCA/CCS	$14,507,534	Dec, 2007	Partially completed in 2009
2	Corporation administration office building	12,964,718	May, 2003	December 2010
3	Manufacturing machinery and equipment for CCA (Multiple)	3,298,681	Oct, 2007 through Jan, 2008	Partially completed in 2009
4	Manufacturing machinery and equipment for CCS (Multiple)	1,775,300	Mar, 2007 through Sep, 2008	Partially completed in 2009
5	Manufacture building	617,097	Jan, 2008	Jun, 2010
	Total	$33,163,330

The change in plant and equipment is as follows:

Plant and Equipment
Balance as of December 31, 2008	$137,135,676
Acquired through cash payment	672,037
Acquired from advanced payments	6,896,074
Acquired from accounts payable	59,870
Acquired from debt receivable	40,992
Acquired through capital lease	266,598
Fixed assets transferred from CIP	23,076,366
CIP transferred to fixed assets	(23,076,366)
Disposal	(1,698,240)
FX rate effect	(343,522)
Balance as of December 31, 2009	$143,029,485

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to $9,762,096, $6,457,629 and $3,117,837, respectively.

Note 6 — Advances to Suppliers

Advances on purchases are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers consisted of the following:

	December 31, 2009	December 31, 2008
Advances for inventories – current	$8,582,346	$20,261,585
Advances for equipment – non current	1,356,404	4,022,879
Total advances to suppliers	$9,938,750	$24,284,464

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 7 — Intangible Assets

Intangible assets consist of land use rights and patents. Intangible assets consisted of the following:

	December 31, 2009	December 31, 2008
Patents	$1,754,270	$1,755,025
Land use rights	12,472,131	12,478,090
Total:	14,226,401	14,233,115
Less: accumulated amortization	(2,302,345)	(1,826,195)
Intangible assets, net	$11,924,056	$12,406,920

Amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $476,696, $417,681 and $234,672, respectively.

Estimated amortization expense for each of the years ended is as follows:

December 31,	Amount
2010	$476,696
2011	476,696
2012	463,217
2013	333,063
2014	333,063
Thereafter	9,841,321

Note 8 — Prepaid Taxes, Taxes Payable and Deferred Tax Asset

Prepaid taxes and taxes payable consisted of the following:

	December 31, 2009	December 31, 2008
Income tax	$1,796,019	$997,581
VAT provision (credit)	769,025	(1,779,973)
Others	34,011	111,587
Total taxes payable (credit)	$2,599,055	$(670,805)

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8 — Prepaid Taxes, Taxes Payable and Deferred Tax Asset  – (continued)

The Company’s wholly owned subsidiary, Fushi International, is a foreign limited liability company and is located in the old town of an inshore open city. Under the former Income Tax Laws of PRC, the Company qualified to use 24% income tax rate and has a 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. Under the new EIT law effected in 2008, the company uses a 25% income tax rate and continues to enjoy the former 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. So, the applicable corporate income tax rate in 2009 is 12.5%. The provision for income tax for the years ended December 31, 2009, 2008 and 2007 was $5,930,466, $5,446,938 and $0, respectively.

Dalian Fushi was incorporated in the PRC and is subject to PRC income tax. Dalian Fushi located its factory in a special economic region in Dalian, PRC and qualified as a “new or high-technology enterprise” that is allowed a two year income tax exemption beginning in 2002, the first year after it became profitable, and a 50% income tax reduction for the following three years, 2004 through 2006. Dalian Fushi had a loss from operations in year 2009, 2008 and 2007, so no provision for income taxes was made during these periods.

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

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. Copperweld UK had a loss from operations in year 2009, 2008 and 2007, so no provision for income tax was made during these periods.

The provision (benefit) for income taxes consisted of the following:

	2009	2008	2007
Provision for China income taxes	$5,930,466	$5,446,938	$—
Benefit for US income taxes	(3,918,442)	(4,952,027)	(2,852,000)
Provision (benefit) for income taxes	$2,012,024	$494,911	$(2,852,000)

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
U.S. Statutory rates on foreign income	34.0%	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	33.0
China income tax exemption	(12.5)	(13.0)	(33.0)
Deferred tax recognized from NOL	(34.0)	(34.0)	(34.0)
Other item(a)	29.2	23.7	23.3
Effective income tax rate	7.7%	1.7%	(10.7)%

(a)	The 29.2%, 23.7% and 23.3% represents the $5,370,385, $1,868,809 and $1,938,073 of income and expenses incurred by the Company that are not subject to income tax for the years ended December 31, 2009, 2008 and 2007, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 8 — Prepaid Taxes, Taxes Payable and Deferred Tax Asset  – (continued)

The estimated tax savings from the tax exemptions for the year ended December 31, 2009, amounted to $5,468,702. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.85 to $0.66 and diluted earnings per share from $0.84 to $0.65.

The estimated tax savings from the tax exemptions for the year ended December 31, 2008, amounted to $5,900,849. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $1.04 to $0.82 and diluted earnings per share from $1.00 to $0.79.

The estimated tax savings from the tax exemptions for the year ended December 31, 2007, amounted to $12,815,700. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $1.33 to $0.75 and diluted earnings per share from $1.19 to $0.66.

The Company has cumulative undistributed earnings from foreign subsidiaries of approximately $127 million and $98 million as of December 31, 2009 and 2008, respectively, included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Deferred Tax Assets

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

The deferred tax activity consisted of the following:

Deferred tax assets at December 31, 2007	$2,852,000
Additions to deferred tax assets	4,952,027
Deferred tax assets at December 31, 2008	7,804,027
Additions to deferred tax assets	3,918,442
Deferred tax assets at December 31, 2009	$11,722,469

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld U.S. will have taxable income in future periods. US companies must generate a total of $34 million of taxable net income (including the recovery of time difference) by years 2025 to 2029 (the recovery of time difference is not subject to those years) in order to recover the deferred tax asset balance.

Value Added Tax

VAT on sales and VAT on purchases in Dalian China amounted to $25,441,215 and $18,913,484 for the year ended December 31, 2009, $27,272,714 and $19,151,207 for the year ended December 31, 2008 and $20,030,111 and $12,303,624 for the year ended December 31, 2007, respectively.

VAT on sales and VAT on purchases in Copperweld UK amounted to $130,567 and $292,152 for the year ended December 31, 2009, $210,487 and $447,746 for the year ended December 31, 2008 and $96,167 and $89,099 for the period from October 29, 2007 to December 31, 2007, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 9 — Short Term Bank Loans and Revolving Credit Lines

Short term bank loans represent amounts due to various banks and are due on demand or normally within one year. These loans generally can be renewed with the banks. Short term bank loans consisted of the following:

Name of Lender	December 31, 2009	December 31, 2008
Guangdong Development bank, Dalian Stadium branch, various short-term loans due between February 25, 2009, and March 26, 2009, annual interest at 8.96%, secured by the Company’s land use right and building.	$—	$17,588,400
Wells Fargo Bank revolving credit line, secured by all present and future account receivables, equipment, inventory and other goods, documents of title, general intangibles, investment property, real estate and other collateral of Copperweld as defined in the Financing Agreement and the Forbearance Agreement.	4,033,783	4,712,075
Total	$4,033,783	$22,300,475

The Company paid off its four short-term loans with total balances of $17,588,400 on January 5, 2009.

Revolving Line of Credit — Copperweld U.S.

Copperweld maintains a revolving line of credit with Wells Fargo Bank (“the Lender”) under a Financing Agreement dated April 5, 2007, as amended (“the Financing Agreement”)., and entered into a Forbearance Agreement, as amended (the “Forbearance Agreement”) with the Lender dated August 11, 2009.

The availability of the credit line was the lower of $7 million (had been $12.8 million before Forbearance Agreement) or the borrowing base, which is calculated by reference to, among other things, eligible accounts receivable, eligible inventory and eligible other collateral less availability reserve. The outstanding balance was $4,033,783 and $4,712,075 as of December 31, 2009 and 2008, respectively. The Company deposits the cash collections from its customers against the outstanding account balance of the line of credit on a daily basis.

The annual interest rate was equal to the daily three month LIBOR rate plus six percent under Forbearance Agreement (had been applicable margin of 0.25% plus the Chase Bank reference rate before Forbearance Agreement).

The asset-based revolving line of credit with Wells Fargo contained various covenants under the Financing Agreement that may limit Copperweld’s discretion in operating its business and Copperweld was required to comply with certain financial covenants that are reported on a quarterly basis starting from January 31, 2009. Copperweld reported a negative fixed charge ratio due to the loss incurred on a rolling 12 months basis, thus Copperweld was in violation of maintaining a fixed charge ratio of at least 1.0 to 1.0. The Lender did not demand immediate payment of the Obligations as entitled. Instead, they exercised its right on May 6, 2009 to implement the 2% additional default rate of interest and entered into a Forbearance Agreement with the Company on August 11, 2009 (amended on October 27,2009), which forbear from seeking immediate payment of the full amount of the Obligations through Jan 31, 2010 or such earlier date if an event of default of forbearance occurs. On February 2, 2010, the Company paid off its entire obligation on the revolving line of credit to Wells Fargo and closed the line.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 9 — Short Term Bank Loans and Revolving Credit Lines  – (continued)

Revolving Line of Credit — Copperweld UK

Copperweld UK maintains an invoice discounting credit facility with a limit of approximately $1,073,000 (or £750,000). The facility provides cash advances of 85% of approved sales ledger and is secured by trade accounts receivable of Copperweld UK. The facility has a life minimum of 36 month periods and shall be automatically renewed every year thereafter based on an annual review conducted by the financing institute. Copperweld UK is required to maintain a projected turnover each 12 month period and a minimum net worth of ₤750,000 at all times if the credit facility has an outstanding balance. The facility had no balance outstanding as of December 31, 2009 and 2008.

Total interest expense on the revolving credit line, short term and long term loans for the years ended December 31, 2009, 2008 and 2007 amounted to $268,725, $2,014,149, and $1,424,824, of which $1,350, $160,166 and $285,689, respectively was capitalized for construction projects.

Note 10 — Notes Payable

Notes payable consisted of the following:

	December 31, 2009	December 31, 2008
Senior secured convertible notes (“Convertible Notes”), bearing interest at 3% per annum, maturing on January 24, 2012, convertible to common stock at an initial conversion price of $7.00 per share(ii)	$—	$5,000,000
Guaranteed senior secured floating rate notes (“HY Notes”) maturing between January 24, 2010 to January 24, 2012(i)	35,000,000	40,000,000
Subtotal	35,000,000	45,000,000
Less current portion	10,000,000	5,000,000
Total notes payable, noncurrent	$25,000,000	$40,000,000

On January 24, 2007, the Company and Citadel Equity Fund Ltd. (“Citadel”) entered a Notes Purchase Agreement. In this transaction, Citadel purchased:

(i)	$40 million principal amount (less 3% Notes discount and 4% commission for proceeds of $37,200,000) of guaranteed senior secured floating rate notes (“HY Notes”) due between July 2009 to January 2012; and
(ii)	$20 million principal amount (less 4% commission for proceeds of $19,200,000) of the Company’s 3% senior secured convertible notes (“Convertible Notes”) due January 2012, which are convertible into shares of the Company’s common stock at an initial conversion price of $7.00 per share. $15 million of the convertible notes was converted in 2008.

The HY Notes and the Convertible Notes were issued pursuant to indentures, each dated January 25, 2007 (the “HY Indenture” and “CB Indenture”, respectively, and together, the “Indentures”) among the Company, Fushi Holdings, as guarantor, and the Bank of New York, as trustee for the Notes. The indenture, notes purchase agreement and investor rights agreement related to the HY Notes and Convertible Notes contain various covenants that may limit the Company’s discretion in operating its business. In particular, the Company is limited in its ability to merge, consolidate or transfer substantially all of its assets, issue stock of its subsidiaries, incur additional debt and create liens on assets to secure debt. In addition, the Company is required to comply with certain financial covenants. As of December 31, 2009, the Company was not in violation of such covenants.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10 — Notes Payable  – (continued)

(i) HY Notes

The HY notes bear interest at LIBOR + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007. See Note 12 for discussion of swap agreement changing variable interest to 8.3% fixed. The Convertible Notes bear interest at a fixed rate of 3.00%, payable semi-annually in arrears, and mature in 2012. The HY Notes and the Convertible Notes are guaranteed, jointly and severally, on a senior secured basis, by all of the Company’s wholly-owned existing and future domestic subsidiaries.

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

(ii) Convertible Notes

CB Indenture

On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights under the CB indenture and received 2,142,857 shares in exchange for $15 million in debt with an exchange factor of $7.00 in debt for each share of stock.

Under the CB Indenture, unless previously redeemed, converted, purchased or cancelled, at maturity, January 24, 2012, the Company must repay all of the outstanding Convertible Notes plus a premium of 15.00% per annum on the principal amount calculated on a semi-annual basis, plus accrued and unpaid interest on the late payment, if any, to reflect an additional 5% per annum interest in excess of the rate of interest then in effect. As of August 13, 2009, the Repurchase Agreement date, the carrying value of the CB indenture including principal and such stated additional interest cost was $5,893,170.

The conversion rate, which affected the valuation of the derivative liability — conversion option during the period from CB Indenture date January 24, 2007 till CB Repurchase date August 13, 2009, was determined as below:

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10 — Notes Payable  – (continued)

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

Under the Repurchase Agreement, the Company repurchased and cancelled the remaining 50 Notes of the Company’s 3.0% Guaranteed Senior Secured Convertible Notes due 2012 (the “Notes”) of US $100,000 principal amount each, convertible into shares of common stock of the Company, par value $0.006 per share (the “Common Stock”). The purchase price for the Notes is payable by a combination of cash and 440,529 issued shares of Common Stock (the “Shares”) as determined as follows pursuant to the Repurchase Agreement:

(1)	On August 24, 2009 (the “First Closing Date”), 20 Notes shall be repurchased at 200% of their face value, which equals US $4,000,000 being payable to Citadel through the issuance of the Shares, which is 440,529 shares at $9.08 per share.
(2)	The remaining outstanding debt of $3,000,000 after the First Closing Date shall be repurchased by the Company for cash on or prior to November 9, 2009, at 202% of their face value, which equal to $6,060,000.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 10 — Notes Payable  – (continued)

Pursuant to the Repurchase Agreement, the Company completely extinguished the liability related to the Convertible Notes under the CB Indenture which amounted to $14,302,935. The Company then recorded a liability of $10,460,000 related to the repurchase of the Convertible Notes under the Repurchase Agreement and thus recognized the difference as Gain on Convertible Notes Extinguishment of $3,842,935.

August 13, 2009
Derivative liability – conversion option	$8,409,765
Convertible notes carrying value (5M principal)	5,893,170
Total Convertible Notes liability	14,302,935
Liability per Repurchase Agreement (Principal)	10,060,000
Liability per Repurchase Agreement (Additional accrual)*	400,000
Total Repurchase liability	10,460,000
Gain on Convertible Notes extinguishment	$3,842,935

*	Pursuant to the Repurchase Agreement, the Company has agreed to register the Shares for resale on a Registration Statement, and to cause such Registration Statement to be declared effective under the U.S. Securities Act of 1933, as amended, within thirty calendar days after the First Closing Date (Effective Date). If a Registration Statement is not filed and declared effective by the Commission on or prior to the Effective Date or after its Effective Date, such Registration Statement ceases for any reason to be effective and available to Citadel as to the Shares at any time prior to the expiration of the Effectiveness Period for more than an aggregate of 10 trading days (which need not be consecutive), the Company shall pay to Citadel an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of US $4,000,000. The parties agree that the maximum aggregate liquidated damages payable to Citadel under this Agreement shall be ten percent (10%) of US $4,000,000.

The Company issued 440,529 shares at $9.08 per share to Citadel to repurchase 20 notes on August 24, 2009 and paid $6,060,000 in cash for the remaining outstanding 30 notes to Citadel on November 20, 23 and 25, 2009.

The Registration Statement had not been declared effective as of December 31, 2009, thus $400,000 liquidated damage liability was accrued as part of the CB extinguishment liability and $40,000 was paid to Citadel in November, 2009. On January 15, 2010, the Registration Statement was declared effective.

Deferred commissions on long term notes amounted to $1,955,778 (of which $800,000 was due to Kuhn’s verdict as explained in Note 18) as of December 31, 2009 and $3,188,344 (of which $1,350,000 was due to Kuhn’s verdict as explained in Note 18) as of December 31, 2008. Amortized commission for the years ended December 31, 2009, 2008 and 2007 amounted to $1,232,566 (of which $550,000 was due to Kuhn’s verdict as explained in Note 18), $2,758,396 (of which $1,650,000 was due to Kuhn’s verdict as explained in Note 18) and $653,260, respectively. Interest on long term notes for the years ended December 31, 2009, 2008 and 2007 amounted to $3,579,925, $3,414,804 and $5,180,067, respectively. Both amortized commission and interest on long term notes are recorded as interest expense.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 11 — Capital Lease

In July 2009, the Company entered into a non-cancellable capital lease agreement for lighting equipment installed in one of its plant facilities. The lease has a three year term and contains a bargain purchase option of $1.00 at the end of the term. The lease requires monthly payments of $8,414.

The following is an analysis of the leased property which is combined into Plant and Equipment, net, on the consolidated balance sheet.

	December 31, 2009	December 31, 2008
Plant facility	$266,598	$—
Less: accumulated depreciation	(8,887)	—
Net leased plant facility	$257,711	$—

The following is a schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payment as of December 31, 2009.

Year Ending December 31,	Minimum Lease Payment
2010	$92,561
2011	100,976
2012	67,318
Total minimum lease payments	260,855
Less: interest*(1)	(35,726)
Present value of net minimum lease payments*(2)	$225,129

*1.	Amount necessary to reduce minimum lease payments to present value calculated at the rate implicit in the lease at the inception of the leases.
*2.	The present value of the minimum lease payments is reflected in the balance sheet as current and non-current obligations under capital lease of $71,503 and $153,626, respectively.

Interest expense related to capital leases amounted to $23,944, $0 and $0 for the years ended December 31, 2009, 2008 and 2007.

Note 12 — Derivative Instrument

The Company’s operations are exposed to a variety of global market risks, including the effect of changing interest rates and foreign currency exchange rates. This exposure is managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes.

On April 10, 2007, effective January 24, 2007, the Company entered into a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the USD based variable interest rate of initially LIBOR + 7% per annum and LIBOR + 5.6% per annum after qualified step-down to an 8.3% per annum RMB fixed interest rate. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. The deposit may be increased to $3,000,000 if the exchange rate for RMB to USD falls below 6.5 and to $5,000,000 if the exchange rate falls below 5.5. This swap is designated and qualified as a

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 12 — Derivative Instrument  – (continued)

cash flow hedge. In July, 2008, the Company placed the $1,000,000 deposit with MLCS to secure the agreement. As of December 31, 2009, the deposit has remained the same.

Since its effective date, the fair value of this Swap Agreement changed to a payable of $7,532,527 and $4,377,076 as of December 31, 2009, and December 31, 2008, respectively. For the years ended December 31, 2009, 2008, and 2007 changes in fair value of the Swap resulted in a change in derivative liability and a (loss) gain to other comprehensive income of ($3,155,451), $4,138,320 and ($8,515,396), respectively.

The Company had cross currency hedge payable amounting to $436,702 and $104,324 as of December 31, 2009 and 2008, respectively. The total loss from derivative transactions for the year 2009 was $1,574,989, the total gain from derivative transactions for the year 2008, and 2007 was $163,062 and $1,508,693, respectively. For the year ended December 31, 2009, there were no amounts recorded in the consolidated statement of income in relation to this interest rate swap related to ineffectiveness of the swap transaction.

Note 13 — Earnings per Share

The following is information of net income per share:

	2009	2008	2007
Net income for basic earnings per share	$23,994,386	$28,474,509	$29,505,627
Add: Interest expense for convertible note	—	102,149	4,151,233
Deduct: Loan issuance cost	—	(179,894)	(3,600,000)
Net income for diluted earnings per share	$23,994,386	$28,396,764	$30,056,860
Weighted average shares used in basic computation	28,265,748	27,298,891	22,178,517
Diluted effect of warrants, option and convertible note	377,254	972,972	3,065,271
Weighted average shares used in diluted computation	28,643,002	28,271,863	25,243,788
Earnings per share
Basic	$0.85	$1.04	$1.33
Diluted	$0.84	$1.00	$1.19

Shares excluded from the calculation of diluted earnings per share:

Date Issued/Granted	Nature	Excise Price	Shares Excluded for Year Diluted EPS Calculation	Reason for Exclusion
11/31/2007	Warrants	$16.80	100,000	Anti-dilutive
05/21/2007 to 11/13/2007	Options	$11.75 – 20.94	828,333	Anti-dilutive
04/10/2008 to 6/25/2008	Options	$15.04 – 23.25	144,000	Anti-dilutive
9/1/2009	Options	$7.52	100,000	Anti-dilutive
11/23/2009	Options	$7.93	200,000	Anti-dilutive

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 — Stockholders’ Equity

During year of 2009, the following activities were recorded:

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

Because of certain cash redemption clauses related to these warrants, the Company at issuance recorded the fair value of these warrants as “derivative liability — warrants” in the accompanying consolidated financial statements. On June 30, 2009, the Company amended and the holders amended the original warrant agreements to remove the certain cash redemption clauses as mentioned above. The fair value of the warrants were calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions: exercise price of $5.25 for Series A, $5.50 for Series B and $6.00 for Series C Warrants; share price of $8.27 for all warrants; risk free interest rate of 0.42% for Series A and B Warrants, and 0.83% for Series C Warrants; expected remaining life of 0.65 year for Series A and B Warrants, and 1.15 years for Series C Warrants; and volatility of 60% for all warrants. For the year ended December 31, 2009, total change in fair value of warrant liability amounted to $752,114 loss. The Company had re-classified the derivative liability — warrants to additional paid in capital Upon the Company and the holders amended the original warrant agreements to remove the certain cash redemption clauses.

As detailed in Note 18, on June 5, 2009, as partial payment to reduce the judgment pursuant to the Settlement Agreement signed with Kuhns on May 19, 2009, (1) The Company delivered to Kuhns 100,000 shares of common stock from escrow shares issued in 2007 as partial payment during May 2009, which reduced the judgment by $343,084 per the valuation determined by the Settlement Agreement; (2) the Company issued and deposited a stock certificate for 2.2 million shares of Common Stock in escrow (the “Escrow Shares”) with the Escrow Agent along with an executed stock power in blank, to be held pursuant to the Escrow Agreement. On October 3, 2009, Kuhns became entitled to and elected to receive 1,370,752 Restricted Shares from 2.2 million Escrow Shares to fully satisfy the Judgment pursuant to the Settlement Agreement. The 1,370,752 Restricted Shares was delivered from the 2.2 million Escrow Shares to Kuhns on October 14, 2009 and the Judgment was fully satisfied by then. Therefore, the remaining Escrow Shares in the amount of 829,248 shares was returned and cancelled on December 24, 2009.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 14 — Stockholders’ Equity  – (continued)

On November 23, 2009, the Company awarded to executive 50,000 shares of restricted stock under the 2007 Stock Incentive Plan, which restricted stock vests 20% per completed year of service.

The following is a summary of the outstanding and exercisable warrant balance:

Exercise Price	Number	Average Remaining Life (Years)
$ 3.11	279,772	2.00
$16.80	100,000	1.90
$ 5.25	100,000	0.15
$ 5.50	100,000	0.15
$ 6.00	100,000	0.64
	679,772	1.24

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted- Average Exercise Price	Average Remaining Contractual Life
Balance, December 31, 2006	2,480,944	2,480,944	$3.57	4.92 years
Granted	100,000	100,000	$16.80
Forfeited	—	—
Exercised	(2,103,892)	(2,103,892)	$3.67
Balance, at December 31, 2007	477,052	477,052	$6.35	3.92 years
Rounding adjustments	(55)	(55)
Granted	—	—
Forfeited	—	—
Exercised	(44,873)	(44,873)	$3.11
Balance, at December 31, 2008	432,124	432,124	$6.28	2.92 years
Granted	300,000	300,000	$5.58
Forfeited	—	—
Exercised	(52,352)	(52,352)	$3.11
Balance, at December 31, 2009	679,772	679,772	$6.22	1.24 years

Note 15 — Stock Based Compensation

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

Grant Year	Granted Shares	Forfeited and Expired Shares	Exercise Price Range
2007	335,000	190,000	$16.44 – $20.94
2008	151,000	7,000	$15.04 – $23.25
2009	688,000	49,050	$4.95 – $7.93
Total	1,174,000	246,050

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 15 — Stock Based Compensation  – (continued)

Under the 2007 Stock Incentive Plan, on November 23, 2009, the Company awarded to executive 50,000 shares of restricted stock, which restricted stock vests 20% per completed year of service.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Year Ended 2009	Year Ended 2008	Year Ended 2007
Risk-free interest rate(1)	0.78% – 2.2%	1.84% – 2.82%	3.54% – 4.57%
Expected dividend yield(2)	—	—	—
Expected option life(3)	2 – 5 Years	0.5 – 2 Years	2 Years
Expected stock price volatility(4)	60%	50%	50%
Weighted average fair value of options granted	$2.77	$4.57	$4.08

(1)	Risk-free Interest Rate — Risk-free interest rate is based on US Treasury zero-coupon issues with maturity terms similar to the expected term on the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.
(2)	Expected Dividend Yield — The dividend yield was estimated by the Company based on its expected dividend policy over the expected term of the options. The Company has no plans to pay any dividend in the foreseeable future. Therefore, the Company considers the dividend yield to be zero.
(3)	Expected Option Life — Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of “plain-vanilla” options under the rules prescribed by Staff Accounting Bulletin No. 107. An increase in expected life will increase compensation expense.
(4)	Expected Stock Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. As a forward-looking measure, the Company uses implied volatility of Company’s 225 days call options with strike price of $5.00 on March 7, 2009 (source: Morningstar.com), adjusted by the 2-year historical volatility of the Company’s stock as well as 2-year historical volatilities of the Company’s comparable public companies, to calculate the expected stock price volatility. An increase in the expected volatility will increase compensation expense.

Stock compensation expense is recognized based on awards expected to vest. The forfeitures is estimated at the time of grant and revised in subsequent periods pursuant to actual forfeitures, if it is differ from those estimates.

The Company recognized $1,280,008, $1,868,809 and $1,938,073 of share-based compensation expenses in general and administrative expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009 and 2008, the total compensation cost related to stock options not yet recognized was $1,207,122 and $460,074 and will be recognized over the weighted average life of 0.78 and 2 years, respectively.

As of December 31, 2009, the 1,097,333 executive options, 240,000 director options and 260,950 employee options outstanding had fair values of approximately $4,226,842, $912,761 and $708,710, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 15 — Stock Based Compensation  – (continued)

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2006	—	—	—
Granted	1,110,000	$14.30	—
Forfeited	—	—	—
Exercised	—	—	—
Balance, December 31, 2007	1,110,000	$14.30	$12,075,850
Granted	151,000	$21.30	—
Forfeited	(193,667)	$16.30	—
Exercised	—	—	—
Balance, December 31, 2008	1,067,333	$14.90	$—
Granted	688,000	$6.19	—
Forfeited	(49,050)	$4.95	—
Expired	(95,000)	$17.19
Exercised	(13,000)	$4.95	—
Balance, December 31, 2009	1,598,283	$11.38	$2,383,162

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	408,333	2.39 years	$12.30	408,333	$12.30
$11.75	150,000	2.51 years	$11.75	150,000	$11.75
$13.70	125,000	1.74 years	$13.70	125,000	$13.70
$16.44	33,750	2.12 years	$16.44	33,750	$16.44
$17.94	33,750	2.12 years	$17.94	33,750	$17.94
$19.44	33,750	2.12 years	$19.44	33,750	$19.44
$20.94	33,750	2.12 years	$20.94	33,750	$20.94
$16.36	10,000	1.87 years	$16.36	10,000	$16.36
$23.25	77,000	2.00 years	$23.25	77,000	$23.25
$15.04	17,000	2.28 years	$15.04	17,000	$15.04
$20.04	50,000	3.39 years	$20.04	40,622	$20.04
$4.95	325,950	3.00 years	$4.95	325,950	$4.95
$7.52	100,000	5.66 years	$7.52	—	$7.52
$7.93	200,000	9.87 years	$7.93	—	$7.93
Total	1,598,283			1,288,905

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 16 — Statutory Reserves

The laws and regulations of the People’s Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve.

Surplus Reserve Fund

The Company is required to transfer 10% of its China entities net income, as determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s China entities registered capital. As of December 31, 2009, the Company’s China entities have total registered capital of approximately $100.3 million (RMB 784.3 million). As of December 31, 2009 and 2008, the Company had statutory reserve amounted to $16,282,793 and $12,316,147, respectively. The Company’s China entities are required to contribute an additional $33.85 million from future earnings if the company’s China facility has net income for future years.

The transfer to this reserve must be made before distribution of any dividend to shareholders. The Company’s China entities will transfer at year end 10% of its year’s net income determined in accordance with PRC accounting rules and regulations.

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

Note 17 — Employee Pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $139,609, $140,499 and $43,381 in contributions of employment benefits for China employees in the years ended December 31, 2009, 2008 and 2007, respectively.

US employees are provided a 401(k) plan. US employees are eligible for the defined contribution plan after three-months of full-time employment. Employee deferrals and company matching are 100% vested immediately upon eligibility. The Company made $48,076 and $142,374 in contributions of employment benefits for US employees in the year ended December 31, 2009 and 2008 and made $25,004 contributions in the period between October 29, 2007 and December 31, 2007. As of June 1, 2009, the Company no longer matches employee contributions for US employees.

Copperweld UK operates a defined contribution pension scheme for employees. All UK employees are eligible to join the pension on satisfactory completion of their trial period, which is typically three months. UK employees can contribute as much as they like subject to current UK laws, but the company will match only the first 2.5% of gross pay in the current year. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The company made $10,892 and $29,149 in contributions of employment benefits for UK employees in the year ended December 31, 2009 and 2008 and made no material contributions in the period between October 29, 2007 and December 31, 2007.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 18 — Commitments and Contingencies

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

Description	Amount	Accounting Treatment
Placement agent fees associated to the Copperweld acquisition and Common stock issuance and to be deducted from the proceeds and debited to additional paid-in capital	$3,487,250	Allocated to additional paid-in capital in 2008
Deferred placement agent fee related to $60 million Citadel Notes issuance	3,000,000	Being amortized over the Notes’ life and $2,200,000 has been amortized as at December 31, 2009.
Interests of all due placement agent fees	710,544	Expensed in 2008
Total	$7,197,794

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

In the event that (i) the Company’s Registration Statement is not declared effective by the Registration Deadline and (ii) for so long as the Registration Statement is not effective subsequent to the Registration Deadline, the current Judgment as defined in the Settlement Agreement shall accrue interest at the rate of

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 18 — Commitments and Contingencies  – (continued)

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

As of October 3, 2009, the Registration Deadline, the Registration Statement had not been declared effective. Accordingly, Kuhns became entitled to receive Restricted Shares up to such amount to satisfy the Judgment, calculated as set forth above. Kuhns elected to receive 1,370,752 Restricted Shares from the Escrow Shares and requested the release of such Restricted Shares in full satisfaction of the Judgment, which, as of such date, the Restricted Share Value was $5,626,993 (principal) with accrued interest of $184,997 calculated at the rate of 10% per annum since June 5, 2009 Pursuant to the Settlement Agreement. The 1,370,752 Restricted Shares was delivered from the Escrow Shares to Kuhns on October 14, 2009 and the Judgment was fully satisfied by then. Therefore, the remaining Escrow Shares in the amount of 829,248 shares was returned and cancelled on December 24, 2009.

Note 19 — Segment Information

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

For the years ended December 31, 2009 and 2008, the Company has two reportable segments: China and US. We analyze our worldwide operations based on two geographic reportable segments: 1) “P.R.C.” which consists of our facility Located in Dalian, Liaoning, the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, (USA), and Telford, England, (UK) facilities. The China segment, through the Dalian manufacturing facility, is engaged in developing, designing, manufacturing, marketing and distributing copper cladded bi-metallic engineered conductor products, principally copper-clad aluminum (CCA) and primarily services the Asia-Pacific region, and specifically the PRC market.

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

The below table illustrates the composition of the UK operations:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
Revenue	$3,305,436	$4,344,312	$1,124,245
Net loss	(182,331)	(166,989)	31,218

	December 31, 2009	December 31, 2008	December 31, 2007
Assets	$2,673,254	$2,452,972	$3,947,923

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 19 — Segment Information  – (continued)

The Company evaluates segment performance and allocates resources based on segment gross profit and segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.

Corporate operating expenses are primarily stock-based compensation, professional fees and outside service expenses.

Analysis of reportable segments (management information):

For the Years Ended December 31, 2009	China	US	Corporate	Elimination		Total
Revenues	$149,736,850	$34,863,846	$—		$(1,668,404)	$182,932,292
Gross Profit	$50,780,671	$4,029,264	$—	$		$54,809,935
Selling, general and administrative expenses	$8,510,800	$5,442,549	$3,968,080		$—	$17,921,429
Operating income (loss)	$42,269,871	$(1,413,285)	$(3,968,080)		$—	$36,888,506
Capital expenditures	$4,796,359	$261,891	$—		$—	$5,058,250
Depreciation expense (Included in cost of goods sold and Operating expense)	$7,948,047	$1,814,049	$—		$—	$9,762,096
As of December 31, 2009
Property, plant and equipment, net	$105,190,257	$12,195,309	$—		$—	$117,385,566
Total assets	$254,054,799	$25,902,180	$14,777,086		$—	$294,734,065

For the Years Ended December 31, 2008	China	US	Corporate	Eliminations	Total
Revenues	$160,298,125	$61,955,461	$—	$(818,884)	$221,434,702
Gross Profit	$51,497,280	$5,755,683	$—	$—	$57,252,963
Selling, general and administrative expenses	$8,394,768	$6,339,552	$5,428,406	$—	$20,162,726
Operating income (loss)	$43,102,512	$(583,869)	$(5,428,406)	$—	$37,090,237
Capital expenditures	$15,455,624	$4,618,203	$—	$—	$20,073,827
Depreciation expense (Included in cost of goods sold and Operating expense)	$5,011,699	$1,445,930	$—	$—	$6,457,629
As of December 31, 2008
Property, plant and equipment, net	$103,473,792	$16,287,235	$—	$—	$119,761,027
Total assets	$252,774,005	$28,660,727	$13,022,785	$—	$294,457,517

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 19 — Segment Information  – (continued)

For the Year Ended December 31, 2007	China	US	Corporate	Eliminations	Total
Revenues	$118,153,345	$10,068,738	$—	$—	$128,222,083
Gross Profit	$41,872,179	$576,085	$—	$—	$42,448,264
Selling, general and administrative expenses	$7,204,928	$1,138,538	$3,459,822	$—	$11,803,288
Operating income (loss)	$34,667,251	$(562,453)	$(3,459,822)	$—	$30,644,976
Capital expenditures	$41,370,269	$6,707,524	$—	$—	$48,077,793
Depreciation expense (Included in cost of goods sold and Operating expense)	$2,830,328	$287,509	$—	$—	$3,117,837
As of December 31, 2007
Property, plant and equipment, net	$73,005,160	$14,223,440	$—	$—	$87,228,600
Total assets	$202,766,295	$32,623,380	$11,078,942	$—	$246,468,617

Note 20 — Related Party Transaction

During July 2009, the Company received a loan from the Company’s Chief Executive Officer in the amount of $12,186,677 as payment for the High Yield note. The loan is non-interest bearing and due on demand. The loan was fully repaid to the Company’s Chief Executive Officer during the fourth quarter of 2009.

Note 21 — Supplemental Information for Cash Flow Statement

In 2009, the Company issued a total of 1,470,752 shares of common stock to Kuhns as partial payment related to the Kuhns’s litigation settlement. Total value of the common shares amounted to $6,262,681.

On August 24, 2009, the Company issued 440,529 shares of common stock to Citadel as partial repurchase payment of senior secured convertible notes (refer to Note 10) in the amount of $4,000,000.

Note 22 — Subsequent Events

The Company has evaluated subsequent events through the issuance of these consolidated financial statements.

On January 21, 2010, the Company’s P.R.C. subsidiary, Fushi International (Dalian) Bimetallic Cable Co., Ltd. had entered into an agreement to purchase 100% of the equity interest of Dalian Jinchuan Electric Cable Co., Ltd. (“Dalian Jinchuan”), a Chinese manufacturer of electric wire and electric cables, from Dalian Jinchuan’s shareholders. The total purchase price for the acquisition will be $10.15 million in cash. The purchase price shall be paid in two equal installments of $5,075,000. The initial installment shall be paid upon the closing of the acquisition, which is anticipated to be 30 days after the execution of the agreement. If certain net income targets are achieved by Dalian Jinchuan for the fiscal year ended 2010, as confirmed by an audit to be performed by the Company’s auditors, the balance of the purchase price shall be paid to the Dalian Jinchuan shareholders. If Dalian Jinchuan fails to achieve the net income targets for 2010, the balance of the purchase price payable shall be reduced proportionally at the rate of 2.91 times the p/e ratio of the audited net income for 2010.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Note 22 — Subsequent Events  – (continued)

On February 5, 2010, the Company paid first installment of the purchase price amounted to $5,075,000.

On February 1, 2010, the Company closed an offering of 7,475,000 shares of its common stock at a public offering price of $8.00 per share, which included public offering of 6,500,000 shares and the sale of 975,000 shares of its common stock as a result of the exercise of the over-allotment option. The gross proceeds were $59.8 million. The Company received net proceeds of approximately $55.8 million from the offering, after deducting underwriting discounts and offering expenses.

On February 2, 2010, the Company paid off all its obligations of the revolving line of credit to Wells Fargo in the amount totaling $4,074,269.

On February 26, 2010, as explained in Note 10, the Company entered into a Notes Purchase Agreement with the holders (the “Holders”) of the Company’s originally issued Guaranteed Senior Secured Floating Rate Notes Due 2012, whereby the Company would repurchase the Notes from each holder for a purchase price in cash equal to 102% of the outstanding principal amount plus any accrued and unpaid interest on the Notes to the Purchase Date. The aggregate Purchase Price for all of the Notes was $30,765,644, which was paid to note Holders on February 26, 2010. The Notes have been delivered to the Company and are in the process of being cancelled pursuant to the provisions of the Indenture, dated as of January 25, 2007, among the Company and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee pursuant to which the Notes were issued.

Note 23 — Quarterly Financial Data (Unaudited)

For the fiscal year ended December 31, 2009, the Company has unaudited quarterly information as follows:

	2009 Q1	2009 Q2	2009 Q3	2009 Q4	For the Year Ended December 31, 2009
Net Sales	$35,256,536	$48,301,545	$47,676,346	$51,697,865	$182,932,292
GP	$8,939,375	$13,452,680	$15,169,467	$17,248,413	$54,809,935
Net Income	$3,100,917	$1,562,700	$9,194,933	$10,135,836	$23,994,386
EPS	$0.11	$0.06	$0.33	$0.35	$0.85
Diluted EPS	$0.11	$0.06	$0.31	$0.34	$0.84

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$98,839	$30,414
Restricted cash	—	1,000,000
Deposit in derivative hedge	1,000,000	1,000,000
Total current assets	1,098,839	2,030,414
NON CURRENT ASSETS:
Investments in subsidiaries	290,640,043	252,761,915
Deferred loan expense, net	1,955,778	3,188,344
Deferred tax assets	11,722,469	7,804,027
Total non current assets	304,318,290	263,754,286
Total assets	$305,417,129	$265,784,700
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long term debts	10,000,000	5,000,000
Other payables and accrued liabilities	2,609,037	3,613,788
Cross currency hedge payable	436,702	104,324
Total current liabilities	13,045,739	8,718,112
LONG TERM LIABILITIES:
Intercompany payables	22,863,141	2,512,023
Notes payable, noncurrent	25,000,000	40,000,000
Fair value of derivative instrument	7,532,527	4,377,076
Total long term liabilities	55,395,668	46,889,099
Total liabilities	68,441,407	55,607,211
COMMITMENTS AND CONTINGENCIES		7,197,794
SHAREHOLDERS' EQUITY:
Common stock, $0.006 par value, 100,000,000 shares authorized, December 31, 2009: 29,772,780 shares issued and outstanding December 31, 2008: 27,499,034 shares issued and 27,399,034 outstanding	178,638	164,395
Restricted common stock in escrow	—	600
Additional paid in capital	105,540,676	91,172,890
Statutory reserves	16,282,793	12,316,147
Retained earnings	97,283,748	78,613,158
Accumulated other comprehensive income	17,689,867	20,712,505
Total shareholders' equity	236,975,722	202,979,965
Total liabilities and shareholders' equity	$305,417,129	$265,784,700

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(UNAUDITED)

	2009	2008	2007
EXPENSE
General and administrative expenses	$3,968,083	$5,389,748	$3,459,822
Total expense	3,968,083	5,389,748	3,459,822
OTHER INCOME (EXPENSE)
Interest and expense, net	(4,905,792)	(6,883,860)	(5,673,239)
(Loss) Gain on derivative instrument	(1,574,989)	163,062	1,508,693
Gain on CB extinguishment	3,842,935	—	—
Change in derivative liability – warrants	(752,114)	—	—
Change in derivative liability – conversion option	(7,181,198)	—	—
Other (expense) income	—	(55,862)	11,974
Total other expense, net	(10,571,158)	(6,776,660)	(4,152,572)
Equity in earnings of subsidiaries	34,615,185	35,688,890	34,266,021
INCOME (LOSS) BEFORE INCOME TAXES	20,075,944	23,522,482	26,653,627
Deferred income tax benefit	(3,918,442)	(4,952,027)	(2,852,000)
NET INCOME	23,994,386	28,474,509	29,505,627
OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on marketable securities	—	22,301	(22,301)
Foreign currency translation adjustment	132,816	12,535,951	9,853,904
Change in fair value of derivative instrument	(3,155,451)	4,138,320	(8,515,396)
COMPREHENSIVE INCOME	$20,971,751	$45,171,081	$30,821,834

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(UNAUDITED)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,994,387	$28,474,509	$29,505,627
Items included in net income (loss) not affecting cash flows:
Equity in earnings of subsidiaries	(34,615,184)	(35,688,890)	(34,266,021)
Deferred tax assets	(3,918,442)	(4,952,027)	(2,852,000)
Amortization of loan commission	1,232,566	2,758,396	653,260
Interest penalty	—	710,544	—
Amortization of stock option compensation	1,280,008	1,868,809	1,938,073
Loss (Gain) on derivative instrument	1,574,989	(163,061)	(1,508,693)
Gain on CB extinguishment	(3,842,934)	—	—
Change in derivative liability – conversion option	7,181,198	—	—
Change in derivative liability – Warrants	752,114	—	—
Investment loss on marketable securities	—	16,158	—
Change in operating assets and liabilities:
Other receivables and prepayments	—	—	125,000
Other payables and accrued liabilities	(1,575,276)	(832,125)	4,312,055
Net cash provided by operating activities	(7,936,574)	(7,807,686)	(2,092,699)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(3,130,132)	(633,951)	(93,073,745)
Marketable securities	—	2,983,842	(2,977,699)
Deposit in derivative instrument	—	(1,000,000)	—
Payments for derivative instrument	(1,242,612)	—	—
Proceeds from derivative instrument	—	973,556	802,523
Net cash (used in) provided by investing activities	(4,372,744)	2,323,447	(95,248,921)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany payables	20,351,117	4,784,174	(2,634,532)
Release (Deposit) of restricted cash	1,000,000	—	(1,000,000)
Payment of High Yield Notes	(5,000,000)	—	—
Repurchase of Convertible notes	(6,060,000)	—	—
Net proceeds from stock issuance in private placement	—	—	37,232,906
Net proceeds from long term notes	—	—	56,400,000
Issuance of common stock	1,920,000	—	—
Proceeds from exercise of stock warrants	166,626	139,394	7,692,068
Net cash provided by financing activities	12,377,743	4,923,568	97,690,442
INCREASE (DECREASE) IN CASH	68,425	(560,670)	348,822
CASH, beginning of period	30,414	591,087	242,265
CASH, end of period	$98,839	$30,414	$591,087
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest expense	$3,375,092	$4,233,231	$2,776,530
Cash paid for income taxes	$—	$—	$—

FUSHI COPPERWELD, INC.

CONDENSED NOTES TO PARENT FINANCIAL INFORMATION

1. Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s financial information has been derived from the consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-K. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

2. Restricted Net Assets

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Fushi Copperweld, Inc. exceed 25% of the consolidated net assets of Fushi Copperweld, Inc. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of our operations and revenues are conducted and generated in China, a significant portion of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

3. Notes payable consisted of the following:

	December 31, 2009	December 31, 2008
Senior secured convertible notes (“Convertible Notes”), bearing interest at 3% per annum, maturing on January 24, 2012, convertible to common stock at an initial conversion price of $7.00 per share (ii)	$—	$5,000,000
Guaranteed senior secured floating rate notes (“HY Notes”) maturing between January 24, 2010 to January 24, 2012 (i)	35,000,000	40,000,000
Subtotal	35,000,000	45,000,000
Less current portion	10,000,000	5,000,000
Total notes payable, noncurrent	$25,000,000	$40,000,000

Please refer to Note 10 of the Notes to the Consolidated Financial Statements for more detail description of the notes payable.

4. Derivative instrument

The Company’s operations are exposed to a variety of global market risks, including the effect of changing interest rates. This exposure is managed, in part, with the use of financial derivatives. The Company uses financial derivatives only to hedge exposures in the ordinary course of business and does not invest in derivative instruments for speculative purposes. On April 10, 2007, effective January 24, 2007, the Company entered a cross currency swap transaction (the Swap) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the LIBOR + 7% per annum USD variable interest rate to an 8.3% per annum RMB fixed interest rate.

FUSHI COPPERWELD, INC.

CONDENSED NOTES TO PARENT FINANCIAL INFORMATION

4. Derivative instrument  – (continued)

Please refer to Note 12 of the Notes to the Consolidated Financial Statements for the derivative instrument.

5. Subsequent events

See Note 22 of Notes to the Consolidated Financial Statements for a description of subsequent events.