Form 10-Q
period 2010-03-31
Fushi Copperweld, Inc.
filed 2010-05-07
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number: 0-19276

FUSHI COPPERWELD, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3140715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 Cotton Mill Road	TYG Center Tower B, Suite 2601
Fayetteville, Tennessee 37334 USA	Dongsanhuan Bei Lu, Bing 2
Beijing, PRC 100027

(Address of principal executive offices) (Zip Code)

+1.931433.0460 (Registrant’s telephone number, including area code)

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

As of May 5, 2010 the registrant had 37,254,877 shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31, 2010	December 31, 2009
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$78,536,226	$60,597,849
Accounts receivable, trade, net of allowance of bad debt of $1,024,684 as of March 31, 2010 and December 31, 2009	56,966,163	67,284,600
Inventories	17,589,604	10,875,782
Notes receivables	196,222	122,972
Other receivables and prepaid expenses	1,285,661	1,137,566
Advances to suppliers	20,438,121	8,582,346
Deposit in derivative hedge	-	1,000,000
Total current assets	175,011,997	149,601,115

PLANT AND EQUIPMENT, net	125,677,015	117,385,566

OTHER ASSETS:
Advances to suppliers, non-current	970,356	1,356,404
Notes receivables, non-current	679,106	699,106
Intangible asset, net of accumulated amortization	13,495,302	11,924,056
Deferred loan expense, net	-	2,045,349
Deferred tax assets	15,168,955	11,722,469
Total other assets	30,313,719	27,747,384
Total assets	$331,002,731	$294,734,065
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$6,224,215	$4,002,773
Notes payable, current	-	10,000,000
Revolver line of credit	-	4,033,783
Other payables and accrued liabilities	3,328,446	3,928,374
Derivative instrument settlement payable, net	5,650,000	-
Taxes payable	2,209,696	2,599,055
Cross currency hedge payable	-	436,702
Obligation under capital lease, current	74,030	71,503
Total current liabilities	17,486,387	25,072,190
LONG-TERM LIABILITIES:
Notes payable, non-current	-	25,000,000
Obligation under capital lease, non-current	132,517	153,626
Fair value of derivative instrument	-	7,532,527
Total long-term liabilities	132,517	32,686,153

Total liabilities	17,618,904	57,758,343

COMMITMENTS AND CONTINGENCIES	5,075,000

SHAREHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, March 31, 2010: 37,248,672 shares issued and outstanding; December 31, 2009: 29,772,780 shares issued and outstanding	223,493	178,638
Additional paid in capital	162,050,378	105,540,676
Statutory reserves	17,566,294	16,282,793
Retained earnings	103,371,007	97,283,748
Accumulated other comprehensive income	25,097,655	17,689,867
Total shareholders’ equity	308,308,827	236,975,722
Total liabilities and shareholders’ equity	$331,002,731	$294,734,065

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
REVENUES	$59,549,842	$35,256,536

COST OF GOODS SOLD	41,728,576	26,317,161

GROSS PROFIT	17,821,266	8,939,375

OPERATING EXPENSES
Selling expenses	1,251,962	1,202,147
General and administrative expenses	3,757,874	3,070,242
Total operating expenses	5,009,836	4,272,389

INCOME FROM OPERATIONS	12,811,430	4,666,986

OTHER INCOME (EXPENSE)

Interest income	192,790	83,617
Interest expense	(508,482)	(1,470,868)
Bargain purchase gain	3,305,013	-
Loss on cross currency hedge	(753,666)	(166,410)
Loss on derivative instrument settlement	(6,650,000)	-
Loss on debt extinguishment	(2,395,778)	-
Change in fair value of derivative liability - warrants	-	(63,238)
Change in fair value of derivative liability - conversion option	-	(539,037)
Other expense, net	(141,072)	(106,349)
Total other expense, net	(6,951,195)	(2,262,285)

INCOME BEFORE INCOME TAXES	5,860,235	2,404,701

BENEFIT FOR INCOME TAXES	1,510,525	696,216

NET INCOME	7,370,760	3,100,917

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(124,739)	(393,908)
Change in fair value of derivative instrument	882,527	(2,762,129)
Reclassification of change in cash flow hedge to earnings	6,650,000	-
COMPREHENSIVE INCOME (LOSS)	$14,778,548	$(55,120)

EARNINGS PER SHARE:
Basic	$0.21	$0.11
Diluted	$0.21	$0.11

WEIGHTED AVERAGE SHARES:
Basic	34,673,692	27,563,478
Diluted	35,309,847	27,695,464

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,370,760	$3,100,917
Adjustments to reconcile net income provided by (used in) operating activities:
Deferred tax	(3,446,486)	(1,626,528)
Recovery of bad debt	-	(33,391)
Reserve for inventories	61,000	-
Write-off of non-current advances to suppliers	525,445	-
Depreciation	2,762,749	2,097,208
Amortization of intangible assets	122,487	119,076
Amortization of loan commission	249,571	272,450
Amortization of stock compensation expense	193,057	590,868
Loss on cross currency hedge	753,666	166,410
Loss on derivative instrument settlement	6,650,000	-
Loss on debt extinguishment	2,395,778	-
Change in fair value of derivative liability - conversion option	-	539,037
Change in fair value of derivative liability - warrants	-	63,238
Bargain purchase gain	(3,305,013)	-
Change in operating assets and liabilities
Accounts receivable	12,546,261	5,377,902
Inventories	(5,335,454)	(12,585,925)
Other receivables and prepayments	(162,514)	(168,913)
Notes receivables	(53,235)	73,884
Advances to suppliers – current	(11,388,801)	5,880,363
Accounts payable	126,673	(1,814,721)
Other payables and accrued liabilities	(1,670,908)	(2,094,857)
Taxes payable	(506,088)	(975,566)
Net cash provided by (used in) operating activities	7,888,948	(1,018,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of Jinchuan	(5,075,000)	-
Cash acquired from acquisition of Jinchuan	859,264	-
Payments on cross currency hedge payable	(1,190,368)	(114,580)
Purchases of property and equipment	(1,262,493)	(715,104)
Net of payments on prepayment of equipment	-	(4,715,293)
Net cash used in investing activities	(6,668,597)	(5,544,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolver line of credit	(9,513)	(586,809)
Payoff of revolver line of credit	(4,024,270)	-
Payments on short-term bank loans	-	(17,553,600)
Payment on capital lease obligation	(18,582)	-
Payment of high yield notes payable	(35,600,000)	-
Proceeds on issuance of common stock and warrants	56,361,500	1,920,000
Net cash provided by (used in) financing activities	16,709,135	(16,220,409)

EFFECT OF EXCHANGE RATE ON CASH	8,891	(110,978)

INCREASE IN CASH	17,938,377	(22,894,912)

CASH, beginning of period	60,597,849	65,611,770

CASH, end of period	$78,536,226	$42,716,858

Supplemental cash flow disclosures:
Interest paid	$1,395,799	$1,950,860
Income tax paid	$1,802,931	$1,002,178

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common Stock					Common
	Shares Outstanding		Shares In Escrow		Additional	Stock	Retained Earnings		Accumulated
	Number of Shares	Par Value	Number of Shares	Par Value	Paid In Capital	Subscription Receivable	Statutory Reserves	Unrestricted Earnings	Comprehensive Income (Loss)	Totals
Balance, December 31, 2008, as previously reported	27,399,034	164,395	100,000	600	91,172,890	-	12,316,147	78,613,158	20,712,502	202,979,692
Cumulative effect of reclassification of conversion option								(1,357,150)		(1,357,150)
Balance, January 1, 2009, as adjusted	27,399,034	164,395	100,000	600	91,172,890	-	12,316,147	77,256,008	20,712,502	201,622,542
Shares issued for cash @ $4.80	400,000	2,400			1,706,157					1,708,557
Stock compensation expense					590,868					590,868
Net income								3,100,917		3,100,917
Adjustment to statutory reserve							682,228	(682,228)		-
Change in fair value of derivative instrument									(2,762,129)	(2,762,129)
Foreign currency translation loss									(393,908)	(393,908)
Balance, March 31, 2009, unaudited	27,799,034	166,795	100,000	600	93,469,915	-	12,998,375	79,674,697	17,556,465	203,866,847
Shares issued for Convertible notes extinguishment @ $9.08	440,529	2,643			3,997,357					4,000,000
Shares placed in escrow (subscription receivable)			2,200,000	13,200	6,249,481	(6,262,681)				-
Shares removed from escrow as payment of liability	1,470,752	8,825	(1,470,752)	(8,825)		6,262,681				6,262,681
Shares cancelled from escrow			(829,248)	(4,975)	4,975					-
Transfer balance of derivative liabilities of warrant to APIC due to amendments of warrant agreements					963,557					963,557
Exercise of warrants for cash @ $3.1064	52,352	314			166,312					166,626
Exercise of stock option	5,262	32			(32)					-
Stock compensation expense					689,140					689,140
Correction of 2007 warrant exercise calculation error	4,851	29			(29)					-
Net income								20,893,469		20,893,469
Adjustment to statutory reserve							3,284,418	(3,284,418)		-
Change in fair value of derivative instrument									(393,322)	(393,322)
Foreign currency translation gain									526,724	526,724
Balance, December 31, 2009	29,772,780	$178,638	-	$-	$105,540,676	$-	$16,282,793	$97,283,748	$17,689,867	$236,975,722
Shares issued for cash @ $8.00	7,475,000	44,850			56,316,650					56,361,500
Exercise of stock option	892	5			(5)					-
Stock compensation expense					193,057					193,057
Net income								7,370,760		7,370,760
Adjustment to statutory reserve							1,283,501	(1,283,501)		-
Change in fair value of derivative instrument									882,527	882,527
Reclassification of change in fair value of derivative instrument to earnings									6,650,000	6,650,000
Foreign currency translation gain									(124,739)	(124,739)
Balance, March 31, 2010, unaudited	37,248,672	$223,493	-	$-	$162,050,378	$-	$17,566,294	$103,371,007	$25,097,655	$308,308,827

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 1 - Organization and Line of Business

Fushi Copperweld, Inc (“Fushi”), a Nevada corporation, is the holding company of Fushi Holdings, Inc. (“Fushi Holdings”). Fushi Holding, a Delaware corporation, is a holding company of Fushi International (Dalian) Bimetallic Cable Co., Ltd (“Fushi International”), which is organized under the laws of the People’s Republic of China (“PRC”). Fushi International is engaged in the manufacturing and sale of bimetallic wire products. Dalian Fushi Bimetallic Manufacturing Co., Ltd (“Dalian Fushi”), a limited liability company organized under the laws of the PRC, is a variable interest entity through a contractual relationship (Note 2).

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

On February 5, 2010, Fushi International acquired Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), a leading low and medium voltage power cable manufacturer organized under the laws of the PRC.

Fushi, Fushi Holdings, Fushi International, Dalian Fushi, Jinchuan, Copperweld and Copperweld UK are hereinafter referred to as “the Company.”

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

Management has included all adjustments, consisting only of normal recurring adjustments, considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.

Principles of consolidation

The accompanying consolidated financial statements include the financial statements of its wholly owned subsidiaries and its 100% VIE. All significant inter-company transactions and balances have been eliminated in consolidation.

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

Fushi International owns 0% of Dalian Fushi Bimetallic Manufacturing Co., Ltd (Dalian Fushi); however, pursuant to the Entrusted Management Agreement, Voting Proxy Agreement and the Share Pledge Agreement (collectively, “Restructuring Agreements”) reached by Fushi International, Dalian Fushi and its registered shareholders in 2005, Fushi International has full control over Dalian Fushi’s remaining operations and financial affairs as a result. Fushi International is the primary beneficiary of Dalian Fushi, thus Dalian Fushi is a 100% VIE of Fushi International, which means 100% voting rights and 100% Financial Obligation to Fushi International. Thus, Dalian Fushi is considered a VIE and is consolidated within the financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of its derivative instrument. Actual results could differ from those estimates.

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

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling costs which totaled $658,296 and $553,645 for the three months ended March 31, 2010 and 2009, respectively.

Foreign currency translation and other comprehensive income

The reporting and functional currency of the Company is the US dollar (USD). The subsidiaries, in China, use the local currency Renminbi (RMB) to conduct business. The subsidiary in the UK conducts business in British Pounds.

For the subsidiaries whose functional currencies are other than the USD, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder’s equity is translated at the historical rates and items in the consolidated statements of operations and consolidated cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.826 RMB and £0.659 to $1.00 USD, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.826 RMB and £0.619 to $1.00, respectively. The average translation rates applied to income and cash flow statement amounts for three months ended March 31, 2010 were 6.827 RMB and £0.642 to $1.00, respectively.  The average translation rates applied to income and cash flow statement amounts for three months ended March 31, 2009 were 6.836 RMB and £0.697 to $1.00, respectively.

Cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Cash and concentration of risk

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with state owned banks within the PRC and with banks in the UK and the United States (“US”).

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed deposit insurance limits for the banks located in the US and UK. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of March 31, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $78,048,245 and $60,231,401, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Parts of the Company’s operations are carried out in the PRC and UK. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the two countries, and by the general state of the two countries’ economy. The Company’s operations in the two countries are subject to specific considerations and significant risks not typically associated with companies in the US. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Additional product sales information

The Company has expanded its geographic sales area from the Chinese domestic market to the international market. The following chart shows that the PRC market remains the largest single market for the Company while approximately 23% and 28% of sales were spread across international markets during the first quarter of 2010 and 2009, respectively.

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
China	$45,693,565	$25,541,567
USA	10,024,017	7,306,836
Europe	2,189,236	1,478,246
Other countries	1,643,024	929,887
Total sales	$59,549,842	$35,256,536

Major customers and suppliers

Ten major customers accounted for 28% and 24% of sales for the three months ended March 31, 2010 and 2009, respectively. Total receivables balance due from the top ten customers at March 31, 2010 and December 31, 2009 amounted to $17,250,479 and $18,484,819, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Five major suppliers provided approximately 72.6% and 83.5% of the Company’s raw materials for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, our advances to the major five suppliers were $19,365,135, all of which was current. At December 31, 2009, our advances to the major five suppliers were $6,816,228, all of which was current.

Accounts receivables and allowance for doubtful accounts

During the normal course of business, the Company extends unsecured credit to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of March 31, 2010 and December 31, 2009, management concluded its allowance for bad debts was sufficient.

Inventories

Inventories are stated at the lower of cost or market using a weighted average method. Inventories consist of raw materials, work in process, finished goods and packing materials. Raw materials consist of prefabricated copper, aluminum and steel used in production. The cost of finished goods includes direct costs of raw materials as well as direct labor used in production. Indirect production costs such as utilities and indirect labor related to production such as assembling, shipping and handling for raw material costs are also included in the cost of inventories.

The Company reviews its inventories regularly for possible obsolete goods and establishes reserves when determined necessary.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Derivative instrument

Effective January 1, 2009, the Company began disclosing qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of and gains and losses on derivative instruments. The Company used a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on its variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge.

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

During the current quarter, the derivative financial instrument, with an outstanding USD notional amount of $30,000,000 and an outstanding CNY notional amount of 233,175,000 was terminated at a price of $6,650,000. See Note 12 for additional information related to the instrument.

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
MARCH 31, 2010
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

As of March 31, 2010, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Derivative liability

Using the criteria under GAAP, a contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative liability – warrants” or “conversion option” and  “loss on cross currency hedge.”

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Prior to January 1, 2009, the conversion option embedded in the Company’s $5,000,000 convertible notes was not separately accounted for as a derivative instrument liability.  However, effective January 1, 2009, the conversion option met the criteria of a derivative instrument liability because it required that the conversion price be adjusted in certain circumstances that do not meet the “fixed-for-fixed’ criteria in that issue.  As a result, the Company was required to separately account for the embedded conversion option as a derivative instrument liability, carried at fair value and marked-to-market each period, with changes in the fair value each period charged or credited to income.

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

The company repurchased all convertible notes during the third quarter of 2009. Thus, for the three months ended March 31, 2010 and 2009, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $0 and $539,037, respectively.

For the three months ended March 31, 2010 and 2009, the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $0 and $63,238, respectively.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Plant and equipment, net

Plant and equipment are stated at cost. When the asset property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Buildings and improvements	20-39.5 years
Machinery and equipment	7-15 years
Office furniture and equipment	3-5 years
Transportation equipment	3-5 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all cost of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.  Total interest capitalized for the three months ended March 31, 2010 and March 31, 2009 amounted to $0 and $1,350, respectively.

If a cost does not extend an assets useful life, increase its productivity, improve its operating efficiency or add additional production capacity, the cost is regarded as repairs and maintenance and recognized as an expense as incurred; if it does, the cost is regarded as major renewals and betterments and capitalized.  For the three months ended March 31, 2010 and 2009, there were no amounts expended for major renewals and betterments that were capitalized.

Repairs and maintenance expense for the three months ended March 31, 2010 and 2009 amounted to $286,664, and $131,010, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Long-lived assets

The Company evaluates the carrying value of long-lived assets each reporting period. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

Intangible assets

Land use rights – Land in the PRC is government owned. As a result, the government grants land use rights. The Company amortizes land use rights on a straight line basis over the 50 year life.

Patents – Patents are stated at cost, less accumulated amortization. The Company amortizes patents on a straight line basis over 7-15 years.

The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there was no impairment of intangible assets.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Research and development costs are recorded in general and administrative expenses. Research and development costs were $5,314 and $76,552 for the three months ended March 31, 2010 and 2009, respectively.

Earnings per share

The Company reports earnings per share and presents both basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. For the three months ended March 31, 2010 and 2009, the Company properly excluded options, warrants and convertible notes with anti-dilutive effects from the diluted earnings per share calculation.

Income taxes

The provision for income taxes consists of taxes currently due plus deferred taxes. The recognition of deferred income tax liabilities and assets for the estimated future tax effects is attributable to temporary differences and operating loss and tax credit carryforwards. A deferred tax liability or asset attributable to temporary differences is accounted for using the balance sheet liability method in respect of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Deferred tax expense or benefit is the change during the year in deferred tax liabilities and assets.  Deferred taxes are determined separately for each tax-paying component (an individual entity or group of entities that is consolidated for tax purposes) in each tax jurisdiction. Deferred tax liability or asset is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

Value-added tax

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are produced and sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price. All of the Company’s products that are manufactured and sold in the UK are subject to a UK VAT at a rate of 17.5% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company recorded VAT payable and VAT receivable net of payments in the consolidated financial statements. The VAT tax return is filed offsetting the payables against the receivables.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Segment reporting

The Company uses a “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has two reportable segments, China and US (See Note 20).

Recently issued accounting pronouncements

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of VIEs. The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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
MARCH 31, 2010
(Unaudited)

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

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This ASU is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

In January 2010, FASB issued ASU No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU; however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and was adopted in February 2010. The adoption of ASU 2010-09 did not have a material impact on our consolidated financial statements.

Reclassification

Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the 2010 consolidated financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Note–3 - Accounts receivable

Accounts receivable consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Trade accounts receivable	$57,990,847	$68,309,284
Allowance for bad debts	(1,024,684)	(1,024,684)
Trade accounts receivable, net	$56,966,163	$67,284,600

The following table consists of allowance for doubtful accounts:

Allowance for doubtful accounts at December 31, 2008	$318,529
Recovery of bad debt	(33,391)
Accounts receivable write off	-
Effect of foreign currency translation	5,200
Allowance for doubtful accounts at March 31, 2009 (Unaudited)	290,338
Additional reserves	739,216
Accounts receivable write off	-
Effect of foreign currency translation	(4,870)
Allowance for doubtful accounts at December 31, 2009	1,024,684
Additional reserves	-
Accounts receivable write off	-
Effect of foreign currency translation	-
Allowance for doubtful accounts at March 31, 2010 (Unaudited)	$1,024,684

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note–4 - Inventories

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$9,361,606	$5,137,002
Work in process	3,042,451	2,777,890
Finished goods	5,292,936	3,007,279
Totals	17,696,993	10,922,171
Less allowance for obsolete inventory	(107,389)	(46,389)
Totals	$17,589,604	$10,875,782

The following table consists of allowance for obsolete inventory:

Allowance for obsolete inventory at December 31, 2008	$160,487
Additional reserves	-
Recovery of reserve	(46,776)
Effect of foreign currency translation	-
Allowance for obsolete inventory at March 31, 2009 (Unaudited)	113,711
Additional reserves	-
Reserves write off	(67,322)
Effect of foreign currency translation	-
Allowance for obsolete inventory at December 31, 2009	46,389
Additional reserves	61,000
Recovery of reserve	-
Effect of foreign currency translation	-
Allowance for obsolete inventory at March 31, 2010 (Unaudited)	$107,389

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note–5 - Plant and equipment

Plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	67,585,553	43,665,594
Transportation equipment	4,177,943	4,177,943
Machinery and equipment	77,640,893	74,463,717
Office furniture	1,259,249	1,172,121
Construction in progress	6,101,868	19,449,384
Totals	156,866,232	143,029,485
Less accumulated depreciation	(31,189,217)	(25,643,919)
Totals	$125,677,015	$117,385,566

Construction in progress at March 31, 2010, consisted of the following:

No.	Project Description	March 31, 2010	Commencement Date	Expected completion date

1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$3,245,052	Dec 2007	Jun, 2010
2	Manufacturing machinery and equipment for CCA/CCS (Multiple)	2,766,237	Dec 2009	Mar, 2011
3	Manufacturing machinery and equipment for CCA	90,579	Oct 2009	Sep, 2010
	Total	$6,101,868

Project No. 1 “Manufacturing Machinery and Equipment for CCA/CCS” is related to CCA and CCS production lines and ancillary equipment located in Dalian, China. The estimated cost to complete Project No.1 as of March 31, 2010 is approximately $0.4 million.

Project No. 2 “Manufacturing Machinery and Equipment for CCA/CCS” is primarily related to ancillary equipment relocated to Dalian, China in December 2009. The estimated cost to complete Project No.2 as of March 31, 2010 is approximately $0.3 million.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Construction in progress as of December 31, 2009 consisted of the following:

No.	Project Description	December 31, 2009	Commencement Date	Expected completion date

1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$4,276,753	Dec 2007	Mar, 2010
2	Corporation administration office building	13,144,394	May 2003	Dec, 2010
3	Manufacture building (Dalian)	630,389	Jan 2008	Jun, 2010
4	Manufacturing machinery and equipment for CCA/CCS (Multiple)	1,322,848	Dec 2009	Mar, 2011
5	Manufacturing machinery and equipment for CCA	75,000	Oct 2009	Mar, 2010
	Total	$19,449,384

Project No 2. Corporate Administration Office Building represents Tower B of our corporate office building located at our Dalian facility was completed by March 2010.

Project No 3. Manufacturing Building located at our Dalian facility was completed by March 2010.

The change in plant and equipment is as follows:

Plant and equipment
Balance as of December 31, 2009	$143,029,485
Acquired through acquisition of Jinchuan	12,798,265
Acquired through cash payment	408,436
Acquired from advanced payments	858,021
Acquired from accounts payable	974
Fixed assets transferred from CIP	13,771,961
CIP transferred to fixed assets	(13,771,961)
VAT claimed on purchase of capital assets	(124,811)
FX rate effect	(104,138)
Balance as of March 31, 2010 (Unaudited)	$156,866,232

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Depreciation expense for the years ended March 31, 2010 and 2009 amounted to $2,762,749 and $2,097,208, respectively.

Note 6 – Advances to suppliers

Advances to suppliers are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Advances for inventories – current	$20,438,121	$8,582,346
Advances for equipment – non current	970,356	1,356,404
Total advances to suppliers	$21,408,477	$9,938,750

Note 7 – Intangible assets

Intangible assets consist of land use rights and patents. Intangible assets consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Patents	$1,754,270	$1,754,270
Land use rights	14,343,380	12,472,131
Total:	16,097,650	14,226,401
Less: accumulated amortization	(2,602,348)	(2,302,345)
Intangible assets, net	$13,495,302	$11,924,056

Amortization expense for the years ended March 31, 2010 and 2009 amounted to $122,487 and $119,076, respectively.

Estimated amortization expense for each of the years ended is as follows:

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

March 31,	Amount
2011	$516,276
2012	515,996
2013	466,586
2014	372,295
2014	372,295
Thereafter	11,251,854

Note 8 - Prepaid taxes, taxes payable and deferred tax asset

Prepaid taxes and taxes payable consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Income tax	$2,020,166	$1,796,019
VAT provision	53,720	769,025
Others	135,810	34,011
Total taxes payable	$2,209,696	$2,599,055

Income tax

China income tax

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

The Company’s wholly owned subsidiary, Fushi International, is a foreign limited liability company and is located in the old town of an inshore open city. Under the former Income Tax Laws of PRC, the Company qualified to use 24% income tax rate and has a 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. Under the new EIT law effected in 2008, the company uses a 25% income tax rate and continues to enjoy the former 50% income tax reduction for the years ending December 31, 2008, 2009 and 2010. The applicable corporate income tax rate in 2010 is 12.5%.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Dalian Fushi and Jinchuan were incorporated in the PRC and are subject to PRC income tax of 25%.

The provision for China income tax for the three months ended March 31, 2010 and 2009 was $1,935,961 and $930,311, respectively.

US income tax

The Company is also subject to the United States federal income tax at a tax rate of 34%. Fushi, Fushi Holdings and Copperweld Bimetallics, LLC were incorporated in the United States and consolidated have incurred net operating losses for income tax purposes since inception. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carryforwards will expire in varying amounts in the years 2025 to 2030 if not utilized.

UK income tax

Copperweld UK is organized as a United Kingdom private company and subject to 20% to 28% statutory taxes on its taxable income. Copperweld UK had no material income or loss from operations in the first three months in year 2010 and 2009, so no provision for income tax was made during these periods.

The provision (benefit) for income taxes consisted of the following:

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Provision for China income taxes	$(1,935,961)	$(930,311)
Deferred income taxes	3,446,486	1,626,527
Benefit for income taxes	$1,510,525	$696,216

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended March 31, 2010 and 2009:

	March 31, 2010		March 31, 2009
	(Unaudited)		(Unaudited)
U.S. Statutory rates on foreign income	34.0%		34.0%
Foreign income not recognized in U.S.	(34.0)		(34.0)
China income taxes	25.0		25.0
China income tax exemption	(12.5)		(13.0)
Deferred tax recognized from NOL	(34.0)		(34.0)
Other item (a)	(4.3)		(7.0)
Effective income tax rate	(25.8	) %	(29.0	) %

a)	The (4.3)% and (7.0)% represents the approximate amounts of $272,000 and $163,000 of income that are not subject to income tax for the three months ended March 31, 2010 and 2009, respectively.

The estimated tax savings from the tax exemptions for the three months ended March 31, 2010, amounted to $1,767,608. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.21 to $0.16 and diluted earnings per share from $0.21 to $0.16.

The estimated tax savings from the tax exemptions for the three months ended March 31, 2009, amounted to $1,007,837. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.11 to $0.08 and diluted earnings per share from $0.11 to $0.08.

The Company has cumulative undistributed earnings from foreign subsidiaries of approximately $138 million and $127 million as of March 31, 2010 and December 31 2009, respectively, included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for US deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

Deferred tax assets

The Company recognizes deferred income tax liabilities and assets for the estimated future tax effects attributable to temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax liability or asset attributable to temporary differences is accounted for using the balance sheet liability method in respect to temporary differences between income tax basis and financial reporting basis of assets and liabilities.

The deferred tax activity consisted of the following:
Deferred tax assets at December 31, 2008	$7,804,027
Additions to deferred tax assets	3,918,442
Deferred tax assets at December 31, 2009	$11,722,469
Additions to deferred tax assets	3,446,486
Deferred tax assets at March 31, 2010 (unaudited)	$15,168,955

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld US will have taxable income in future periods. US companies must generate a total of $44.6 million of taxable net income (including the recovery of time difference) by years 2025 to 2030 (the recovery of time difference is not subject to those years) in order to recover the deferred tax asset balance.

Value added tax

VAT on sales and VAT on purchases in China entities amounted to $8,094,570 and $6,154,094 for the three months ended March 31, 2010, and $4,477,366 and $7,115,089 for the three months ended March 31, 2009, respectively.

VAT on sales and VAT on purchases in Copperweld UK amounted to $62,612 and $95,809 for the three months ended March 31, 2010, and $28,182 and $57,538 for the three months ended March 31, 2009, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note–9 - Revolving credit lines

Revolving credit lines consisted of the following:

Name of lender	March 31, 2010	December 31, 2009
	(Unaudited)
Wells Fargo Bank revolving credit line	$-	$4,033,783
Total	$-	$4,033,783

Revolving line of credit – Copperweld US

Copperweld maintained a revolving line of credit with Wells Fargo Bank (the “Lender”) under a Financing Agreement dated April 5, 2007, as amended (the “Financing Agreement”). On February 2, 2010, the Company paid off its entire obligation on the revolving line of credit to Wells Fargo in the amount totaling $4,024,270 and closed the line.

The annual interest rate was equal to the daily three month LIBOR rate (0.25%) plus six percent under Forbearance Agreement before the line was paid off and closed.

Revolving line of credit – Copperweld UK

Copperweld UK maintains an invoice discounting credit facility with a limit of approximately $1,073,000 (or ₤750,000). The facility provides cash advances of 85% of approved sales ledger and is secured by trade accounts receivable of Copperweld UK. The facility has a life minimum of 36 month periods and shall be automatically renewed every year thereafter based on an annual review conducted by the financing institute. Copperweld UK is required to maintain a projected turnover each 12 month period and a minimum net worth of ₤750,000 at all times if the credit facility has an outstanding balance. The facility had no balance outstanding as of March 31, 2010 and December 31, 2009.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

Total interest expense on the revolving credit line for the three months ended March 31, 2010 and 2009 amounted to $23,328 and $90,775, respectively.

Note 10 – Notes payable

Notes payable consisted of the following:
	March 31, 2010	December 31, 2009
	(Unaudited)
Guaranteed senior secured floating rate notes (“HY Notes”)	-	35,000,000

Less current portion	-	10,000,000

Total notes payable, noncurrent	$-	$25,000,000

On January 24, 2007, the Company and Citadel Equity Fund Ltd ("Citadel") entered a Notes Purchase Agreement.  In this transaction, Citadel purchased   $40 million principal amount (less 3% Notes discount and 4% commission for proceeds of $37,200,000) of guaranteed senior secured floating rate notes (“HY Notes”) due between July 2009 to January 2012 and a $20 million principal amount (less 4% commission for proceeds of $19,200,000) of the Company’s 3% senior secured convertible notes (“Convertible Notes”) due January 2012, which are convertible into shares of the Company's common stock at an initial conversion price of $7.00 per share.

Convertible Notes of $15 million were converted at the option of the holder into the Company’s 2,142,857 shares of common stock at an initial conversion price of $7 per share on January 8, 2008; the remaining $5 million of the Convertible Notes was repurchased by the Company on August 13, 2009 and thus $3,842,935 gain on debt extinguishment was recognized during third quarter of 2009.

The HY notes bear interest at LIBOR + 7% and changes to LIBOR + 5.6% permanently upon successful completion of Qualifying IPO within eighteen months from January 24, 2007.  The HY Notes are guaranteed on a senior secured basis, by all of the Company’s wholly-owned existing and future domestic subsidiaries.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

On February 26, 2010, the Company entered into a Notes Purchase Agreement with the holders (the “Holders”) of the Company’s originally issued HY Notes that are due during the year 2012, whereby the Company would repurchase the HY Notes from each holder for a purchase price in cash equal to $30,600,000 (102% of the outstanding principal amount) plus $165,644 (accrued and unpaid interest on the Notes to the Purchase Date). The aggregate purchase price for all of the HY Notes was $30,765,644 which was paid to note Holders on February 26, 2010.

Thus, on February 26, 2010, the company recognized a $2,395,778 loss on debt extinguishment, which includes the write off of deferred commissions on long term notes that amounted to $1,795,778 and the additional purchase price paid to HY notes holder other than principal and interest in the amount of $600,000.

Amortization of commission costs for the three months ended March 31, 2010 and 2009 amounted to $160,000 and $ 262,497, respectively. Interest on long term notes, for the three months ended March 31, 2010, and 2009 amounted to $318,492, and $1,112,190, respectively. Both amortized commission and interest on long term notes are recorded as interest expense.

Note 11 – Capital lease

In July 2009, the Company entered into a non-cancellable capital lease agreement for lighting equipment installed in one of its plant facilities. The lease has a three year term and contains a bargain purchase option of $1.00 at the end of the term. The lease requires monthly payments of $8,414.

The following is an analysis of the leased property which is combined into Plant and Equipment, net, on the consolidated balance sheet.

	March 31, 2010	December 31, 2009
Plant facility	$266,598	$266,598
Less: accumulated depreciation	(15,552)	(8,887)
Net leased plant facility	$251,046	$257,711

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

The following is a schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payment as of March 31, 2010.

Year ending March 31,	Minimum lease Payment
2011	$92,561
2012	100,976
Thereafter	42,073
Total minimum lease payments	235,610
Less: interest *1	(29,063)
Present value of net minimum lease payments *2	$206,547

*1. Amount necessary to reduce minimum lease payments to present value calculated at the rate implicit in the lease at the inception of the leases.

*2. The present value of the minimum lease payments is reflected in the balance sheet as current and non-current obligations under capital lease of $74,030 and $132,517, respectively.

Interest expense related to capital leases amounted to $6,662 and $0 for the three months ended March 31, 2010 and 2009, respectively.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

On April 10, 2007, effective January 24, 2007, the Company entered into a cross currency swap transaction (the SWAP) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the USD based variable interest rate of initially LIBOR + 7% per annum and LIBOR + 5.6% per annum after a qualified step-down to an 8.3% per annum RMB fixed interest rate. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the cross currency swap, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. In July, 2008, the Company placed the $1,000,000 deposit with MLCS to secure the agreement.

Effective March 31, 2010 (the termination date), the SWAP, with an outstanding USD notional amount of $30,000,000 and an outstanding CNY notional amount of 233,175,000 was unwound with a premium payment price of $6,650,000 to MLCS.

On March 31, 2010, the $1,000,000 deposit with MLCS to secure the agreement was released to MLCS as partial payment of the $6,650,000 payment price, thus left $5,650,000 payables to MLCS as of March 31, 2010 and the remaining $5,650,000 payment was made to Merrill Lynch on April 6, 2010.

Changes in the fair values of derivative instruments accounted for as cash flow hedges to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.  For the three months ended March 31, 2010 and 2009, gain of $882,527 and loss of $2,762,129 was recorded on the derivative instrument, respectively, in other comprehensive income.

On March 31, 2010, $6,650,000 was transferred from the accumulated other comprehensive loss into earnings as a loss from termination of the SWAP.  There were no amounts recorded in the consolidated statements of income in relation to ineffectiveness of this interest SWAP prior to unwinding of the transaction.

During the three months ended March 31, 2010, the Company paid $1,190,368 as hedging payment related to the cross currency hedge payable. The Company recognized $753,666 of loss from derivative transactions as cash flow hedge during the quarter prior to the repayment. During the three months ended March 31, 2009, the Company paid $114,580 as hedging payment related to the cross currency hedge payable and recognized $166,410 of loss related to derivative transactions as cash flow hedge.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

Changes of cross currency hedge are as follows:

Cross currency hedge payable balance at December 31, 2009	$436,702
Proceeds from cross currency hedge	-
Payments for cross currency hedge	(1,190,368)
Loss on cross currency hedge	753,666
Cross currency hedge payable balance at March 31, 2010 (Unaudited)	$-

Note 13 - Earnings per share

The following is information of net income per share:

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$7,370,760	$3,100,917

Weighted average shares used in basic computation	34,673,692	27,563,478
Dilutive effect of warrants, options and convertible note	636,155	131,986
Weighted average shares used in diluted computation	35,309,847	27,695,464

Earnings per share
Basic	$0.21	$0.11
Diluted	$0.21	$0.11

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion

11/31/2007	Warrants	$16.80	100,000	Anti-dilutive
05/21/2007 to 11/13/2007	Options	$11.75-20.94	553,333	Anti-dilutive
04/10/2008 to 6/25/2008	Options	$15.04-23.25	144,000	Anti-dilutive

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

Note 14 - Stockholders' Equity

During year of 2010, the following activities were recorded:

On February 1, 2010, the Company closed an offering of 7,475,000 shares of its common stock at a public offering price of $8.00 per share, which included public offering of 6,500,000 shares and the sale of 975,000 shares of its common stock as a result of the exercise of the over-allotment option by the Company’s underwriter.  The gross proceeds received were $59.8 million. The Company received net proceeds of approximately $56.4 million from the offering, after deducting underwriting discounts.

Warrants

The following is a summary of the outstanding and exercisable warrant balance as of March 31, 2010:

Exercise Price	Number	Average Remaining Life (years)

$3.11	279,772	1.75
$16.80	100,000	1.65
$5.25	100,000	0.29
$5.50	100,000	0.29
$6.00	100,000	0.79
	679,772	1.17

The following is a summary of the warrant activity:

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

	Number of Warrants Outstanding	Weighted -Average Exercise Price	Average Remaining Contractual Life
Balance, at December 31, 2008	432,124	$6.28	2.92 years
Granted	300,000	$5.58
Forfeited	-
Exercised	-
Balance, at March 31, 2009 (unaudited)	732,124	$5.99	2.05 years
Granted	-
Forfeited	-
Exercised	(52,352)	$3.11
Balance, at December 31, 2009	679,772	$6.22	1.24 years
Granted	-
Forfeited	-
Exercised	-
Balance, at March 31, 2010 (unaudited)	679,772	$6.22	1.17 years

Note 15 – Stock based compensation

2007 Incentive Plan

On October 24, 2007, the Board of Directors approved the adoption of the Fushi Copperweld, Inc. 2007 Stock Incentive Plan (the “2007 Plan”).   The majority of the options awarded under the 2007 Plan vest in two years from the grant date and the majority of the options granted expire in 3 years.  Under the 2007 Plan, the Company granted share options and restricted stock to all executives, directors and employees as summarized in below two tables:

Grant Year	Granted Options (Shares)	Forfeited and expired Option (Shares)	Exercise Price Option ($)
2007	335,000	190,000	$16.44-$20.94
2008	151,000	7,000	$15.04-$23.25
2009	688,000	149,300	$4.95-$7.93
2010	156,530	14,000	$8.61
Total	1,330,530	360,300

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

Grant Year	Granted Restricted Stock (Shares)	Forfeited and expired Restricted Stock (Shares)	Vested Restricted stock (Shares)	Grant date Fair market value ($)
2009	50,000	-	-	$8.08
2010	51,000	-	12,750	$8.61
Total	101,000	-	12,750

The fair value of each restricted stock award is estimated on the date of grant using the fair market value of the Company’s common stock, which is the closing price on the stock market.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Year ended, 2010	Year ended, 2009	Year ended 2008	Year ended 2007
Risk-free interest rate(1)	0.87%	0.78%-2.2%	1.84%-2.82%	3.54%-4.57%
Expected dividend yield(2)	-	-	-	-
Expected option life(3)	2 Years	2-5 Years	0.5-2 Years	2 Years
Expected stock price volatility(4)	60%	60%	50%	50%
Weighted average fair value of options granted	$2.88	$2.77	$4.57	$4.08

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

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

Stock compensation expense is recognized based on awards expected to vest.  The forfeitures are estimated at the time of grant and revised in subsequent periods pursuant to actual forfeitures, if it differs from those estimates.

The Company recognized $193,057 and $590,868 of share-based compensation expense in general and administrative expenses for the three months ended March 31, 2010 and 2009, respectively.

As of March 31, 2010 and 2009, the total compensation cost related to stock options not yet recognized was $1,225,734 and $756,062 and will be recognized over the weighted average life of 0.9 years and 0.4 years, respectively. At March 31, 2010 and 2009 the total compensation cost related to restricted stock not yet recognized was $733,333 and $0 and will be recognized over the weighted average life of 3 years and 0 years, respectively.

As of March 31, 2010, the 782,333 executive options, 240,000 director options and 341,480 employee options outstanding had fair values of approximately $3,042,692, $912,761 and $942,686, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

The following is a summary of all stock option activity including the 2007 incentive plan:

	Number of Options Outstanding	Weighted -Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2008	1,067,333	$14.9	-
Granted	388,000	$4.95	-
Forfeited	(36,000)	$4.95	-
Exercised	-	-	-
Balance, March 31, 2009 (unaudited)	1,419,333	$12.41	-
Granted	300,000	$6.19	-
Forfeited	(13,050)	$4.95	-
Expired	(95,000)	$17.19	-
Exercised	(13,000)	$4.95	-
Balance, December 31, 2009	1,598,283	$11.38	$2,383,162
Granted	156,530	$8.61	-
Forfeited	(114,250)	$7.65	-
Expired	(275,000)	$12.30	-
Exercised	(1,750)	$4.95	-
Balance, March 31, 2010 (unaudited)	1,363,813	$11.19	$3,061,170

Following is a summary of the status of options outstanding at March 31, 2010:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	133,333	2.14 years	$12.30	133,333	$12.30
$11.75	150,000	2.26 years	$11.75	150,000	$11.75
$13.70	125,000	1.49 years	$13.70	125,000	$13.70
$16.44 to 20.94	135,000	1.87 years	$18.69	135,000	$18.69
$16.36	10,000	1.62 years	$16.36	10,000	$16.36
$23.25	77,000	1.75 years	$23.25	77,000	$23.25
$15.04	17,000	2.03 years	$15.04	17,000	$15.04
$20.04	50,000	3.14 years	$20.04	45,309	$20.04
$4.95	323,950	2.75 years	$4.95	323,950	$4.95
$7.93	200,000	9.62 years	$7.93	-	$7.93
$8.61	142,530	6.75 years	$8.61	19,566	$8.61
Total	1,363,813			1,036,158

Note 16 - Statutory reserves

The laws and regulations of the PRC require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

Surplus reserve fund

The Company is required to transfer 10% of its China entities net income, as determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s China entities registered capital. As of March 31, 2010, the Company’s China entities have total registered capital of approximately $116.5 million (RMB 795.4 million). As of March 31, 2010 and December 31, 2009, the Company had statutory reserves amounting to $17,566,294 and $16,282,793, respectively. The Company’s China entities are required to contribute an additional $39.3 million from future earnings if the company’s China facility has net income for future years.

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

Note 17 – Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $39,387 and $31,991 in contributions of employment benefits for China employees in the three months ended March 31, 2010 and 2009, respectively.

US employees are provided a 401(k) plan.  US employees are eligible for the defined contribution plan after three-months of full-time employment.  Employee deferrals and company matching are 100% vested immediately upon eligibility. The Company made $0 and $30,540 in contributions of employment benefits for US employees for the three months ended March 31, 2010 and 2009, respectively. As of June 1, 2009, the Company no longer matches employee contributions for US employees.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

Copperweld UK operates a defined contribution pension scheme for employees. All UK employees are eligible to join the pension on satisfactory completion of their trial period, which is typically three months. UK employees can contribute as much as they like subject to current UK laws, but the company will match only the first 2.5% of gross pay in the current year. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The company made $2,185 and $2,778 in contributions of employment benefits for UK employees in three months ended March 31, 2010 and 2009, respectively.

Note 18 - Commitments and contingencies

Please refer to Note 19 – Business combinations for contingent consideration related to the acquisition of Jinchuan.

Note 19 – Business combination

The Company adopted ASC 805-10, “Business Combinations,” which requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date to be measured at fair value.

On January 21, 2010, the Company’s PRC subsidiary, Fushi International (Dalian) Bimetallic Cable Co., Ltd. (“Fushi International”) had entered into an agreement (“Acquisition Agreement”) to purchase 100% of the equity interest of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), a Chinese manufacturer of electric wire and electric cables, from Jinchuan’s shareholders.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

The acquisition of Jinchuan was part of the Company's strategic expansion into the power cable industry, as well as the execution of its strategy of expanding its downstream processing capabilities through vertical integration. The acquisition allows the Company to expand into Northeastern China.  The Jinchuan brand of low- and medium-voltage power cable is well known and respected among customers in Northeastern China and other industry participants. The acquisition allows the Company to access the growing power market through Jinchuan's broad sales network, existing customer relationships, research and development program, manufacturing equipment and facilities in Dalian, and the experience and relationships of its management team.

The total acquisition price of Jinchuan agreed upon by the Company and former shareholders of Jinchuan amounted to a total aggregate contingent purchase price of $10.15 million, payable in cash.  The purchase price was determined to be paid in two equal installments of $5,075,000.  The installments were agreed upon to be paid as follows:

(1) The initial installment was determined to be paid upon the closing of the acquisition, which was anticipated to be 30 days after the execution of the agreement.

(2) The determination of the second installment is based upon contingent financial performance of Jinchuan during the fiscal year ended December 31, 2010.  If certain net income targets are achieved by Jinchuan for the fiscal year ended 2010, as confirmed by an audit to be performed by the Company’s auditors, the remaining balance of the purchase price shall be paid to Jinchuan shareholders.  If Jinchuan fails to achieve a certain net income target for 2010, the balance of the purchase price payable shall be reduced proportionally at the rate of 2.91 times the p/e ratio of the audited net income for 2010.

On February 5, 2010 (“the acquisition-date”), Fushi International completed the acquisition of Jinchuan.

The acquisition-date fair value of the total consideration transferred was $10,150,000, which comprised of:

(1) Cash payment in the amount of $5,075,000 paid on the acquisition date as the first installment of the purchase price and

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

 (2) A liability due to former Jinchuan shareholders in the amount of $5,075,000 as a contingent consideration arrangement.

The contingent consideration arrangement requires Fushi International to pay the former Jinchuan shareholders an amount equal to 2.91 times the audited net income of 2010 as full purchase price up to a maximum amount of $10.15 million. Considering $5,075,000 first installment was paid on acquisition date, the potential undiscounted amount of all future payments that Fushi International could be required to pay under the contingent consideration arrangement is between $0 to $5,075,000. The fair value of the contingent consideration arrangement of $5,075,000 was estimated by applying the income approach. That measure is based on significant inputs determined by management that are not observable in the market, which ASC Topic 820 refers to as Level 3 inputs. Key assumptions include (a) the combined impact of upgrading plans of national power grid systems in PRC and the synergies from acquisition of Jinchuan will enhance Jinchuan’s revenue by 21% compared with 2009 and (b) the synergies from acquisition of Jinchuan will further reduce Jinchuan’s cost by 2% compared with 2009.  As of March 31, 2010 and through the issuance of these consolidated financial statements, management believed that Jinchuan was able to meet such net income target for 2010 to recognize the full amount of the contigent consideration.

No material acquisition-related costs were incurred and recognized in the Company’s income statement for the three months ended March 31, 2010.

On February 5, 2010 (the acquisition-date), the fair value of the assets acquired and liabilities assumed of the transaction are listed below:

	Book Value	Fair Value
Current assets	$4,739,337	$4,739,337
Property, plant and equipment, net	5,982,992	10,000,111
Land use right	799,522	1,693,759
Total assets	11,521,851	16,433,207
Total liabilities	2,977,257	2,977,257
Net assets	$8,544,594	$13,455,950

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

The fair value of the acquired assets of Jinchuan is based on an independent appraisal report issued by Liaoning Hongxing Appraisal, LLC. Dalian, China.  The appraiser conducted an on-site visit, inspected each item, conducted market research and investigation, followed some asset evaluation policies and regulations issued by the Chinese government, and provided an evaluation report. The fair value of Jinchuan’s net assets pursuant to the independent appraisals was $13,455,950, which exceeds the fair value of the consideration transferred $10,150,000 by $3,305,013 ($937 related effect of foreign currency translation), thus resulting in a bargain purchase gain recognized by the Company related to this acquisition. The gain is presented as bargain purchase gain (a separate line item) in the consolidated statements of income and other comprehensive income for the three months ended March 31, 2010.

The results of operations of the acquired company are included in the consolidated statement of income since Feburary 5, 2010 (the acquisition date) to the end of the quarter. Jinchuan’s revenue amounted to $4,265,977 and net income amounted to $461,751 which was included in the consolidated statements of income and other comprehensive income for the quarter ended March 31, 2010.

Supplemental Pro Forma

The following unaudited pro forma consolidated condensed income statements for the three months ended March 31, 2010 and 2009, were prepared under generally accepted accounting principles as if the acquisition of Jinchuan had occurred on January 1, 2009. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated.

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
	(Unaudited)	(Unaudited)
Sales	$61,560,191	$39,427,807
Cost of Goods Sold	43,326,407	29,679,300
Gross Profit	18,233,784	9,748,507
Operating Expenses	5,057,911	4,416,733
Income from Operations	13,175,873	5,331,774
Other Expense, net	(6,959,160)	(2,262,285)
Income before Income Tax	6,216,713	3,069,489
Income tax benefit	(1,419,895)	(530,019)
Net Income	$7,636,608	$3,599,508

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

Note 20 - Segment Information

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

For the years ended March 31, 2010 and 2009, the Company has two reportable segments: China and US. We analyze our worldwide operations based on two geographic reportable segments: 1) “P.R.C.” which consists of our facility Located in Dalian, Liaoning, the People’s Republic of China (PRC) and 2) ”US” which consists of our Fayetteville, Tennessee, (USA), and Telford, England, (UK) facilities. The China segment, through the Dalian and Jinchuan manufacturing facility, is engaged in developing, designing, manufacturing, marketing and distributing copper cladded bi-metallic engineered conductor products, principally copper-clad aluminum (CCA) and primarily services the Asia-Pacific region, and specifically the PRC market.

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

The below table illustrates the composition of the UK operations:

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
Revenue	$1,150,303	$696,720
Net income (loss)	32,442	(29,256)

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

	March 31, 2010	December 31, 2009
Assets	$2,877,783	$2,673,254

The Company evaluates segment performance and allocates resources based on segment gross profit and segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.

Corporate operating expenses are primarily stock-based compensation, professional fees and outside service expenses.

Analysis of reportable segments (management information):

For the three months ended March 31, 2010
	PRC	US	Corporate	Eliminations	Total

Revenues	$47,364,786	$13,306,004	$-	$(1,120,948)	$59,549,842

Gross Profit	16,014,292	1,806,974	-	-	17,821,266
Selling, general and administrative expenses	2,670,260	1,336,866	1,002,710	-	5,009,836
Operating income (loss)	13,344,032	470,108	(1,002,710)	-	12,811,430
Capital expenditures	1,246,914	15,579	-	-	1,262,493
Depreciation expense (Included in cost of goods sold and Operating expense)	$2,274,307	$488,442	$-	$-	$2,762,749

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

For the three months ended March 31, 2009
	PRC	US	Corporate	Eliminations	Total

Revenues	$26,337,445	$8,770,228	$-	$148,863	$35,256,536

Gross Profit	8,659,235	280,140	-	-	8,939,375
Selling, general and administrative expenses	1,663,817	1,596,048	1,012,524	-	4,272,389
Operating income (loss)	6,995,418	(1,315,908)	(1,012,524)	-	4,666,986
Capital expenditures	5,253,033	177,364	-	-	5,430,397
Depreciation expense (Included in cost of goods sold and Operating expense)	$1,733,885	$363,323	$-	$-	$2,097,208

	PRC	US	Corporate	Total
As of March 31, 2010
Property, plant and equipment, net	$114,065,392	$11,611,623	$-	$125,677,015

Total assets	$278,344,510	$28,467,340	$24,190,881	$331,002,731

As of December 31, 2009
Property, plant and equipment, net	$105,190,257	$12,195,309	$-	$117,385,566

Total assets	$254,054,799	$25,902,180	$14,777,086	$294,734,065

Note 21 – Supplemental information for cash flow statement

The Company acquired Jinchuan on Feburary 5, 2010 with first payment amounting to $5,075,000 paid on the same date and a contingent liability that amounted to $5,075,000 to former Jinchuan shareholders. See Note 19 – Business Combination for detail.

Note 22 – Subsequent Events

As detailed in Note 12, the Company paid off the remaining SWAP unwind price amounting to $5,650,000 to Merrill Lynch on April 6, 2010.

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

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi Copperweld, Inc., (ii) Fushi Holdings, Inc., (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iv) Dalian Jinchuan Power Cable Co., Ltd. (“Jinchuan”); (v) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (vi) Copperweld Holdings, LLC, (vii) Copperweld Bimetallic, LLC (“Copperweld”) and (viii) Copperweld Bimetallics UK, LLC. Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We believe we are one of the world’s largest producer, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum (CCA) and copper-clad steel (CCS) products. Our products are primarily used within the telecommunications, electrical utility, and transportation industries, and are sold as conductor components within the broadband wire and cable market, and finished products in the electrical utility and transportation markets.  Our products significantly reduce the amount of copper required to manufacture a conductor, and since copper is expensive; we significantly reduce conductor cost through the addition of an aluminum or steel core.  CCA and CCS conductors are generally used in substitution of solid copper conductors where either cost savings or specific electrical and/or physical attributes are either required or desired.  In the first fiscal quarter of 2010, our products were sold to over 500 customers in 25 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi™,” and sell either directly to cable manufacturers or through distributors or sales agents to end-users.

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

Highlights for the three months ended March 31, 2010 include:

•	GAAP net income increased 137.7% to $7.4M or $0.21 per diluted share compared to the three months ended March 31, 2009, adjusted net income increased 148.3% to $10.2M or $0.29 per diluted share;
•	Metric tons of volume shipped from our PRC segment increased 13.3% compared to the first quarter of 2009;
•	Closed acquisition of Dalian Jinchuan Power Cable;
•	Operating income margin increased 830 basis points from 13.2% to 21.5% of revenues;
•	Returned to profitability at Fayetteville facility; generated approximately $0.3 million of net income; and
•	Generated $7.9 million of cash flow from operations in the quarter compared to a deficit $1.0 million in the same period of 2009.

Current Business Environment and Outlook for the remainder of 2010

With respect to the overall business trends for the remainder of 2010 and beyond, statistics showed that the global economy has been making a gradual recovery since the second half of 2009.  China, a market from which we have generated most of our revenue and growth, saw its GDP growth in the first quarter of 2010 jump by 11.9% compared with the same period of last year, and the GDP growth in the full year 2009 increased by 8.7% compared with that of 2008.

Furthermore, we think the following macro-level trends will positively impact our business and offer us opportunities to preserve profitability and capture new business despite global economic conditions:

•	3G in China and continued growth in demand for CCA-based telecommunication products;
•	Government stimulus packages focused on infrastructure: high-speed railways, transmission and distribution and power grid build out;
•	Continued strength of the grounding wire market;
•	Worldwide underlying long-term growth trends in the electric utility and infrastructure markets;
•	Continuing demand for cost effective, energy saving alternatives.

In order to capture the growth opportunities, we will focus on driving profitability by continuing to streamline our organizational structure and business procedures, increasing operational efficiency and optimizing operating processes, while managing production costs and operating expenses.

In addition, we are seeking to continue to develop the high potential utility and transportation markets, to enhance productivity and to expand our sales of higher margin products.  We view the market for CCA and CCS wires and cables within the utilities market to be worldwide. We continue to educate the PRC market on the benefits of CCS for the utilities market. With our recent announcement that 8,200 metric tons of CCS production is now online at our PRC facility, we are eager to begin targeting this market more aggressively. Furthermore, we believe the acquisition of Jinchuan will accelerate our expansion into the power cable industry by allowing us to provide our products to the early adopters, both suppliers and customers, more quickly.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars:

	Three Months Ended
	March 31,	March 31,	Change
	2010	2009	%

Revenues	59.5	35.3	68.9%
Gross Profit	17.8	8.9	99.4%
Selling, general and administrative expenses	5.0	4.3	16.3%
Operating Income	12.8	4.7	172.3%
Income Before Taxes	5.9	2.4	145.8%
Benefit for income taxes	1.5	0.7	114.3%
Net Income	7.4	3.1	137.7%

Comparison of the Three Months Ended March 31, 2010 and March 31, 2009:

Net Sales

The following tables set forth net sales in millions and metric tons (MT) sold of copper-clad products by each of our reporting segments on a combined basis:

	Net Sales
	Three Months Ended March 31,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
PRC	$46.2	77.6%	$26.4	74.8%	$19.8	75.0%
US	$13.3	22.4%	$8.9	25.2%	$4.4	49.4%
Total net sales	$59.5	100.0%	$35.3	100.0%	$24.2	68.9%

	Metric Tons Sold
	Three Months Ended March 31,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
PRC *	6,669	73.3%	5,886	73.7%	783	13.3%
US	2,431	26.7%	2,096	26.3%	335	16.0%
Total sales volume	9,100	100.0%	7,982	100.0%	1,118	14.0%

* Not including volume contributed by the Jinchuan acquisition which is measured by meters.

Net sales were $59.5 million in the first quarter of 2010, compared to $35.3 million in the same period of last year. The 68.9% increase in sales was primarily attributable to (i) an increase in copper-clad sales volume of 14.0%; ii) the inclusion of the Jinchuan acquisition which contributed $4.3 million in sales, and iii) a 48.2% increase in the average selling price as a result of a rise in the cost of our raw materials.  We generally pass the cost of price changes in raw materials to customers when we set the base price for our products. As raw material prices change, we pass through that change whether it results in an increase or decrease in the base price of our products.

The PRC segment experienced an increase of 75.0% in net sales for the first quarter ended March 31, 2010 compared to the similar period of 2009. The increase in PRC net sales is due to a (i) 41.4% increase in average selling prices of CCA as a result of higher acquisition costs of raw materials, (ii) a 13.3% increase in sales volume, and (iii) the inclusion of Jinchuan. Historically, the first quarter of the calendar year has been a slower quarter in light of the spring festival in PRC. For the remainder of the year and beyond, we expect (i) demand for our telecom based products to be positively affected by the continued build-out of the homegrown 3G network in the PRC, and (ii) continued expansion into the utility market due to government spending on infrastructure related build-out and installation of CCS cladding capacity. In addition, the acquisition of Jinchuan allowed us to process our products further downstream and provide a strategic expansion into the utility market sub-segment.

The US segment experienced an increase of 49.4% in net sales for the first quarter of 2010 compared to the first quarter of 2009. The increase is primarily due to the increase in the utilization rate in Fayetteville from 27.9% in the first quarter of 2009 to 32.1% in the same period of 2010, and higher acquisition costs of raw materials on a year-to-year basis.

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales
	Three Months Ended March 31,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Telecommunication	$25.1	42.2%	$14.3	40.5%	10.8	75.5%
Utility	29.5	49.6%	18.9	53.6%	10.6	56.1%
Transportation	0.6	1.0%	0.4	1.1%	0.2	50.2%
Other	4.3	7.2%	1.7	4.8%	2.6	152.9%
Total net sales	$59.5	100.0%	$35.3	100.0%	24.2	68.9%

The following table presents the breakdown of metric tons (MT) of copper-clad shipped to customers by industry:

	Three Months Ended March 31,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
Telecommunication	4,351	47.8%	3,468	43.4%	883	25.5%
Utility *	3,703	40.7%	4,026	50.5%	(323)	-8.0%
Transportation	74	0.8%	61	0.8%	13	21.3%
Other	972	10.7%	427	5.3%	545	127.6%
Total sales volume	9,100	100.0%	7,982	100.0%	1,118	14.0%

* Not including volume contributed by the Jinchuan acquisition which is measured by meters.

During the quarter ended March 31, 2010, our copper-clad sales to the telecommunication markets increased by 883 metric tons, or 25.5%, compared to the same period in 2009, primarily due to continued strong demand for our CCA products in the PRC as a result of the 3G build-out and strengthening of demand within markets served by our US segment. With CCS capacity at our PRC facility now complete, as we recently announced, we will be pursuing the telecommunications market opportunity even more vigorously.

Utility sales of copper-clad products in volume decreased by 323 metric tons, or 8.0%, in the first quarter 2010 compared to the similar period in 2009, reflecting fluctuating demand tied to the timing of government capital spending on infrastructure related projects. This was partially offset by improving sales within markets served by our US operations as a result of recovering economic conditions. The 56.1% increase in net sales in dollar amount to the utility markets was primarily attributable to higher average selling price and the inclusion of the Jinchuan acquisition which contributed $4.3 million in sales. The acquisition of Jinchuan allows us to process our products further downstream and provides a strategic expansion into the utility market sub-segment.

Capacity and Output

The following table summarizes installed cladding capacities and output for the three month period ended March 31, 2010:

	Three Months Ended March 31, 2010
	PRC *		US
	Capacity (MT)	Output (MT)	Capacity (MT)	Output (MT)
CCA	10,000	7,039	3,100	794
CCS	200	12	4,075	1,606
Total	10,200	7,051	7,175	2,400

* Not including the capacity and output of Jinchuan for power cable production.

Product Mix

The following table summarizes the breakdown of metric tons shipped to customers by product mix:

	Metric Tons Sold
	Three Months Ended March 31,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
CCA	7,330	80.5%	6,323	79.2%	1,007	15.9%
CCS	1,619	17.8%	1,585	19.9%	34	2.1%
Others *	151	1.7%	74	0.9%	77	104.1%
Total net sales	9,100	100.0%	7,982	100.0%	1,118	14.0%

* Not including volume contributed by the Jinchuan acquisition which is measured by meters.

The sales of CCA in volume from our PRC segment increased by 12.1%, or 708 metric tons in the first quarter of 2010 compared to the same period in 2009. The demand for our CCA products in the PRC strengthened during the first quarter of 2010 compared to 2009 due to increased traction of domestic infrastructure projects related to the stimulus package and 3G network build-out. The sales of CCA in volume from our Fayetteville facility increased by 58.8%, or 290 metric tons in the first quarter of 2010 compared to the same period in 2009. The increase is primarily due to the extensive use of CCA within telecom in the U.S., European, and South America markets and improving economic conditions in those areas.

The sales of CCS on a consolidated basis slightly increased by 2.1%, or 34 metric tons in the first quarter of 2010 compared to the same period in 2009. We successfully installed 8,200 MT of CCS cladding capacity at our Dalian facility within the PRC segment at onset of the second quarter of 2010.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in millions)	2010	2009	Dollar	%
Gross Margin	$17.8	$8.9	$8.9	99.4%
Gross Margin	29.9%	25.4%		4.5%

Gross profit was $17.8 million in the quarter ended March 31, 2010 compared to $8.9 million in the same period of 2009, representing an increase of 99.4%. This increase is primarily driven by $24.2 million increase in net sales compared to the quarter ended March 31, 2009, higher gross margins, and inclusion of Jinchuan. Gross margin increased from 25.4% to 29.9% due primarily to improved product mix and higher capacity utilization rates.

Selling Expenses

	Three Months Ended March 31,		Change
(in millions)	2010	2009	Dollar	%
Selling Expenses	$1.3	$1.2	$0.1	8.3%
as a percentage of net sales	2.2%	3.4%		-1.2%

Selling expenses were $1.3 million in the quarter ended March 31, 2010 compared to $1.2 million in the similar period in 2009, representing an increase of 8.3%. This increase is primarily due to increased efforts to penetrate the electrical utility market. As a percentage of net sales, selling expenses decreased from 3.4% in the first quarter of 2009 to 2.2% in the same period of 2010 as we benefited from the cost cutting initiatives implemented.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(in millions)	2010	2009	Dollar	%
General and Administrative Expenses	$3.8	$3.1	$0.7	22.6%
as a percentage of net sales	6.4%	8.8%		-2.4%

General and administrative (G&A) expenses were $3.8 million in the quarter ended March 31, 2010 compared to $3.1 million in the same period in 2009, representing an increase of 22.6%, or $0.7 million. This increase is primarily due to increased revenues and additional G&A expenses from our newly acquired Jinchuan facility. As a percentage of net sales, G&A expenses decreased from 8.8% in the first quarter of 2009 to 6.4% in the same period of 2010 primarily due to increased revenues and increased operating leverage.

Operating Income

The following table sets forth operating income by segment, in millions of dollars:

	Three Months Ended March 31,
	2010		2009
	Amount	% of Operating income	Amount	% of Operating income	Dollar Change	% Change
PRC	$13.3	103.9%	$7.0	148.9%	$6.3	90.0%
US	$0.5	3.9%	$(1.3)	-27.7%	$1.8	-138.5%
Corporate	$(1.0)	-7.8%	$(1.0)	-21.2%	$-	-
Total operating income	$12.8	100.0%	$4.7	100.0%	$8.1	172.3%

Total operating income was $12.8 million in the quarter ended March 31, 2010 compared to $4.7 million in the same period of 2009, representing an increase of 172.3%, or $8.1 million. This increase is primarily due to a significant increase of revenues and operating profit contributed by our PRC segment of $15.7 million and $6.3 million, respectively. The operating income within our US segment was $0.5 million compared with a deficit of $1.3 million in the same period of last year due to increased revenues, cost savings initiatives and higher capacity utilization.

Other Income (Expense)

Interest income (expenses)
	Three Months Ended March 31,		Change
(in millions)	2010	2009	Dollar	%
Interest Income	$0.2	$0.1	$0.1	100.0%
Interest Expense	$(0.5)	$(1.5)	$1.0	-66.7%
Net Interest Expense	$(0.3)	$(1.4)	$1.1	-78.6%
as a percentage of net sales	-0.5%	-4.0%		3.5%

Net interest expense decreased to $0.3 million in the quarter ended March 31, 2010 from $1.4 million in the same period of 2009, while as a percentage of net sales, net interest expense decreased to 0.5% of net sales from 4.0% of net sales. This decrease is primarily the result of the repayment of PRC’s short term bank loans in 2009 and repurchase and retirement of the Company’s Senior Secured Convertible Notes and Senior Secured Floating Rate Notes Due 2012 in the fourth quarter of 2009 and the first quarter of 2010, respectively.

Tax

	Three Months Ended March 31, 2010
	PRC	US	Parent Company	Consolidated
Profit (Loss) before income tax	$13.5	$0.4	$(8.0)	$5.9
Income tax expense (credit)	$1.9	-	(3.4)	(1.5)
Profit (loss) after income tax	$11.6	$0.4	$(4.6)	$7.4

Profit before tax for PRC was $13.5 million in the three months ended March 31, 2010 with profits from the US segment before tax of $0.4 million. Loss at the parent company level was $8.0 million primarily due to the unwinding of a cross currency hedge, which resulted in a loss upon the debt extinguishment of the high yield note and upon the derivative extinguishment, as well as professional fees and outside service expenses. On a consolidated basis, profit before tax was $5.9 million and we recognized a net of tax benefit of $1.5 million. The effective tax rate on a consolidation basis for this quarter was a deficit of 25.8% due to the tax benefit associated with combined US entities’ loss.

Net Income

	Three Months Ended March 31,		Change
(in millions)	2010	2009	Dollar	%
Net Income Before Taxes	$5.9	$2.4	$3.5	145.8%
Benefit for Income Taxes	$1.5	$0.7	$0.8	114.3%
Net Income After Taxes	$7.4	$3.1	$4.3	137.7%
as a percentage of net sales	12.4%	8.8%		3.6%

Net income was $7.4 million in the quarter ended March 31, 2010 compared to $3.1 million in the same period in 2009, representing an increase of 137.7%. As a percentage of net sales, net income increased from 8.8% in the first quarter of 2009 to 12.4% in the same period of 2010 primarily due to higher profitability.

Earnings per Share

	Three Months Ended March 31
	2010	2009
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$7,370,760	$3,100,917
Basic Weighted Average Number of Shares	34,673,692	27,563,478
Net Income per Share – Basic	$0.21	$0.11
Net Income for Diluted Earnings Per Share	$7,370,760	$3,100,917
Diluted Weighted Average Number of Shares	35,309,847	27,695,464
Net Income per Share – Diluted	$0.21	$0.11

Basic and diluted earnings per share (EPS) for the quarter ended March 31, 2010, were $0.21 and $0.21, respectively, compared to $0.11 and $0.11, respectively, for the comparable period in 2009.

Selected Balance Sheet Data at March 31, 2010 (unaudited) and the year ended December 31, 2009:

	Selected Balance Sheet Data
	March 31, 2010,	December 31, 2009	Change
(in millions)	Unaudited		Dollar	%
Cash	$78.5	$60.6	$17.9	29.5%
Accounts Receivable, net	$57.0	$67.3	$(10.3)	-15.3%
PP&E	$125.7	$117.4	$8.3	7.1%
Total Assets	$331.0	$294.7	$36.3	12.3%
Short Term Debt	$6.2	$14.0	$(7.8)	-55.7%
Long Term Debt	$-	$25.0	$(25.0)	-100.0%
Shareholders' Equity	$308.3	$236.9	$71.4	30.1%

Our financial condition continues to improve as measured by an increase of 30.1% in shareholders’ equity during the three months of 2010. Cash increased 29.5% during the period primarily due to the net proceeds from our public offering consummated in February 2010, and the strong sales, which were partially offset by repayment of $25.0 million long term loans. Accounts receivable decreased 15.3% as a result of collection of long-time outstanding receivables. Short term debt decreased by 55.7% primarily as a result of repayments of the current portion of the high yield notes. Long term debt declined by $25.0 million because we repurchased and cancelled the Senior Secured Floating Rate Notes Due 2012 in March, 2010.

Plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	67,585,553	43,665,594
Transportation equipment	4,177,943	4,177,943
Machinery and equipment	77,640,893	74,463,717
Office furniture	1,259,249	1,172,121
Construction in progress	6,101,868	19,449,384
Totals	156,866,232	143,029,485
Less accumulated depreciation	(31,189,217)	(25,643,919)
Totals	$125,677,015	$117,385,566

Construction in progress at March 31, 2010 consisted of the following:

		March 31, 2010	Commencement	Expected
No.	Project Description	(Unaudited)	Date	completion date
1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$3,245,052	Dec-07	Jun-10
2	Manufacturing machinery and equipment for CCA/CCS (Multiple)	2,766,237	Dec-09	Mar-11
3	Manufacturing machinery and equipment for CCA	90,579	Oct-09	Sep-10
	Total	$6,101,868

Project No. 1 “Manufacturing Machinery and Equipment for CCA/CCS” is related to CCA and CCS production lines and ancillary equipment located in Dalian, China. The estimated costs to complete Project No.1 as of March 31, 2010 are approximately $0.4 million.

Project No. 2 “Manufacturing Machinery and Equipment for CCA/CCS” is primarily related to ancillary equipment relocated to Dalian, China in December 2009. The estimated costs to complete Project No.2 as of March 31, 2010 are approximately $0.3 million.

Construction in progress as of December 31, 2009 consisted of the following:

No.	Project description	December 31, 2009	Commencement date	Expected completion date
1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$4,276,753	Dec-07	Mar-10
2	Corporation administration office building	13,144,394	May-03	Dec-10
3	Manufacture building (PRC)	630,389	Jan-08	Jun-10
4	Manufacturing machinery and equipment for CCA/CCS (Multiple)	1,322,848	Dec-09	Mar-11
5	Manufacturing machinery and equipment for CCA	75,000	Oct-09	Mar-10
	Total	$19,449,384

Project No 2. Corporate Administration Office Building represents Tower B of our corporate office building located at our Dalian facility was completed by March 2010.

Project No 3. Manufacturing Building located at our Dalian facility was completed by March 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At March 31, 2010, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, we used funds from our public offering in the first quarter to recapitalize our non-PRC operations and plan on securing new working capital lines for non-PRC operations as necessary as our sales increases and our working capital needs grow.

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

In summary, our cash flows were:

	Three Months Ended March 31,
(in millions)	2010	2009
Net cash provided by (used in) operating activities	$7.9	$(1.0)
Net cash used in investing activities	$(6.7)	$(5.5)
Net cash provided by (used in) financing activities	$16.7	$(16.2)
Effect of exchange rate on cash	$0.0	$(0.1)
Cash and cash equivalents at beginning of period	$60.6	$65.6
Cash and cash equivalents at end of period	$78.5	$42.7

For the three months ended March 31, 2010, net cash provided by operating activities was $7.9 million, an increase of $8.9 million compared to the same period in 2009, reflecting a significant improvement in operating cash flow year over year.  The favorable change is primarily attributable to an increase in net income of $4.2 million and a $12.5 million decrease in accounts receivables, partially offset by an $11.4 million increase for advance to suppliers.

For the three months ended March 31, 2010, net cash used in investing activities was a deficit of $6.7 million, and was primarily attributable to the $5.075 million of acquisition costs associated with Jinchuan.

For the three months ended March 31, 2010, net cash provided by financing activities was of $16.7 million, which was primarily attributable to the net proceeds of $56.4 million from stock issuance in the quarter, partially offset by $35.6 million payment to retire our Senior Secured Floating Rate Notes Due 2012.

At March 31, 2010, our cash balance was $78.5 million compared to $42.7 million at March 31, 2009 and $60.6 million at December 31, 2009.

Days sales outstanding (DSO) has decreased from 117 days at December 31, 2009, to 95 days at March 31, 2010, while days payable outstanding (DPO) decreased to 11 days as of March 31, 2010, from 20 days at December 31, 2009.

The decrease in DSO is primarily attributable to increased efforts to step-up our collection efforts. Meanwhile, we continued our policy on extending credit terms to certain credible customers that have long-standing business relationships with us in order to capture increased market share. We believe that our ability to extend credit terms puts pressure on our smaller competitors whose limited capital resources have become further strained due to the global economic crisis and who are unable to make such adjustments for customers.  We write off receivables specifically based on the facts we obtain about the customers’ ability to pay. The Company has established appropriate procedures to facilitate collection.

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2009	Three months ended March 31, 2010
Customer Payment Term	Payment in advance up to 120 days	Payment in advance up to 120 days
Supplier Payment Term	Payment in advance up to 30 days	Payment in advance up to 30 days

Aging Analysis of accounts receivable:

	March 31, 2010	December 31, 2009
	(Unaudited)
1-30 days	$21,688,608	$19,055,520
31-60 days	34,743,613	17,199,485
61-90 days	1,345,563	15,029,899
91-180 days	208,627	12,776,229
180-365 days	4,436	4,027,988
Over 365 days	-	220,163
Bad debts allowance	(1,024,684)	(1,024,684)
Total	$56,966,163	$67,284,600

Inventory turnover days increased from 25 days at December 31, 2009 to 31 days at March 31, 2010. Advance to supplier’s turnover days has increased from 24 days at December 31, 2009, to 32 days at March 31, 2010. The Company’s principal raw materials consist of aluminum and steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affect the prices of the Company’s products and influence the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products. The increased investment in both inventory and advance to suppliers during first quarter of 2010 was primarily due to the projected increased demand of our products.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at March 31, 2010:

Contractual obligations	Total	Payment due by less than 1 year	2–3 years	4-5 years		More than 5 years
Contigent second installment payment for Jinchuan acquisition *	$5,075,000	$5,075,000	$-		$-		$-
Capital lease obligation	$206,547	$74,030	$132,517	$		$
Total	$5,281,547	$5,149,030	$132,517		$-		$-

Assumption:

* On January 21, 2010, the Company’s PRC subsidiary, Fushi International (Dalian) Bimetallic Cable Co., Ltd. entered into an agreement to purchase 100% of the equity interest of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), a Chinese manufacturer of electric wire and electric cables, from Jinchuan’s shareholders. The total purchase price for the acquisition will be $10.15 million in cash. The purchase price shall be paid in two equal installments of $5,075,000. The initial installment was paid upon the closing of the acquisition, February 5, 2010. If certain net income targets are achieved by Jinchuan for the fiscal year ended 2010, as confirmed by an audit to be performed by the Company’s auditors, the balance of the purchase price shall be paid to the Jinchuan shareholders. If Jinchuan fails to achieve the net income targets for 2010, the balance of the purchase price payable shall be reduced proportionally at the rate of 2.91 times the p/e ratio of the audited net income for 2010. The potential undiscounted amount of all future payments that Fushi International could be required to pay under the contingent consideration arrangement is between $0 to $5,075,000. The fair value of the contingent consideration arrangement of $5,075,000 was estimated by applying the income approach. That measure is based on significant inputs determined by management that are not observable in the market, which ASC Topic 820 refers to as Level 3 inputs. Key assumptions include (a) the combined impact of upgrading plans of national power grid systems in PRC and the synergies from acquisition of Jinchuan will enhance Jinchuan’s revenue by 21% compared with 2009 and (b) the synergies from acquisition of Jinchuan will further reduce Jinchuan’s cost by 2% compared with 2009. As of March 31, 2010, and through the issuance of these consolidated financial statements, management believed that Jinchuan was able to meet such net income targets for 2010 to recognize the full amount of the contingent conisderation.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

Critical Accounting Policies

Please refer to footnote Note 2 – Summary of Significant Accounting Policies.

Recent Accounting Pronouncements

Please refer to footnote, Recently issued accounting pronouncements under Note 2 – Summary of Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Commodity Price Risk

Certain raw materials used by us are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. The primary purpose of our commodity price management activities is to manage the volatility associated with purchases of commodities in the normal course of business. We do not speculate on commodity prices.

We are primarily exposed to price risk related to our purchase of copper used in the manufacturing of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2010, and did not employ any commodity price derivatives during the three months ended March 31, 2010.

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

We recognized a foreign currency translation loss adjustment of $124,739 and $393,908 for the three months ended March 31, 2010 and 2009, respectively.

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

Inflation Risk

In recent years, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations. According to the National Bureau of Statistics of China (NBS) (www.stats.gov.cn), the change in Consumer Price Index (CPI) in China was 4.7%, 5.9% and -0.7% in 2007, 2008 and 2009, respectively. Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our principal executive officer and interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.   Based on this evaluation, our principal executive officer and interim principal financial officer concluded that as of March 31, 2010, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A. Risk Factors

The following is an additional risk factor relating to our business operations since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

There may be unknown risks inherent in our acquisition of Jinchuan, which could have a significant impact on our financial results.

There may be risks associated with the acquisition of Jinchuan, though not expected or anticipated, that may not yet be apparent.  For the first quarter of 2010, Jinchuan contributed approximately 9% to net sales of our PRC segment.  Any discovery of adverse information concerning Jinchuan since the acquisition, depending upon the nature of such information, could have an adverse impact on the growth opportunities in the utilities market, which we believe are presented to us by Jinchuan’s business,  and the results of operations for our PRC segment. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2010, we consummated a public offering of 7,475,000 shares of common stock at a public offering price of $8.00 per share, which included the sale of 975,000 shares of common stock as a result of the exercise of the over-allotment option. Aggregate gross proceeds were $59.8 million and we received net proceeds of approximately $56.4 million from the offering, after deducting approximately $3.4 million underwriting discounts.

During the three months ended March 31, 2010, we used approximately $35.6 million of the net proceeds to pay off our Senior Secured Floating Rate Notes Due 2012 (HY notes), in the aggregate original principal amount of $40 million. We used approximately $4.0 million to repay the outstanding balance on our revolving credit line with Wells Fargo Bank, N.A. Further, from the net proceeds of the above-mentioned offering, on April 6, 2010 we made payment of $5.7 million to Merrill Lynch as part of the termination price to unwind the cross currency interest rate swap which was related to the HY Notes as a hedging instrument. The remaining net proceeds of the offering are currently being used for working capital.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Other Information

None.

Item 5.  Exhibits

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

FUSHI COPPERWELD, INC.

Date: May 7, 2010	By:	/s/ Wenbing Christopher Wang
Name: Wenbing Christopher Wang
Title: President and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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