Form 10-Q
period 2010-06-30
Fushi Copperweld, Inc.
filed 2010-08-10
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  0-19276

FUSHI COPPERWELD, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-3140715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

254 Cottonmill Road Fayetteville, Tennessee 37334 USA	TYG Center Tower B, Suite 2601 Dongsanhuan Bei Lu, Bing 2 Beijing, PRC 100027
(Address of principal executive offices) (Zip Code)

(931)-433-0460
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

As of August 8, 2010 the registrant had 37,718,595 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$73,787,555	$60,597,849
Accounts receivable, trade, net of allowance of bad debt of $ 1,031,398 and $1,024,684
as of June 30, 2010 and December 31, 2009, respectively	64,058,653	67,284,600
Inventories	22,547,129	10,875,782
Notes receivables	184,658	122,972
Other receivables and prepaid expenses	685,255	1,137,566
Advances to suppliers	25,177,421	8,582,346
Deposit in derivative hedge	-	1,000,000
Total current assets	186,440,671	149,601,115

PLANT AND EQUIPMENT, net	130,964,932	117,385,566

OTHER ASSETS:
Advances to suppliers, non-current	711,311	1,356,404
Notes receivables, non-current	429,106	699,106
Intangible assets, net of accumulated amortization	14,275,013	11,924,056
Deferred loan expense, net	-	2,045,349
Deferred tax assets	15,248,484	11,722,469
Total other assets	30,663,914	27,747,384

Total assets	$348,069,517	$294,734,065

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolver line of credit	$-	$4,033,783
Accounts payable, trade	7,313,267	4,002,773
Notes payable, current	-	10,000,000
Other payables and accrued liabilities	5,167,396	3,928,374
Taxes payable	3,907,036	2,599,055
Cross currency hedge payable	-	436,702
Obligation under capital lease, current	76,557	71,503
Total current liabilities	16,464,256	25,072,190

LONG-TERM LIABILITIES:
Notes payable, non-current	-	25,000,000
Obligation under capital lease, non-current	110,719	153,626
Fair value of derivative instrument	-	7,532,527
Total long-term liabilities	110,719	32,686,153

Total liabilities	16,574,975	57,758,343

COMMITMENTS AND CONTINGENCIES	5,075,000

SHAREHOLDERS' EQUITY:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, June 30, 2010: 37,518,595 shares issued and outstanding December 31, 2009: 29,772,780 shares issued and outstanding	225,113	178,638
Additional paid in capital	164,829,350	105,540,676
Statutory reserves	19,511,407	16,282,793
Retained earnings	114,865,703	97,283,748
Accumulated other comprehensive income	26,987,969	17,689,867
Total shareholders' equity	326,419,542	236,975,722

Total liabilities and shareholders' equity	$348,069,517	$294,734,065

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

REVENUES	$69,005,366	$48,301,545	$128,555,208	$83,558,081

COST OF GOODS SOLD	49,415,219	34,848,865	91,143,795	61,166,026

GROSS PROFIT	19,590,147	13,452,680	37,411,413	22,392,055

OPERATING EXPENSES:
Selling expenses	1,365,164	1,086,414	2,617,126	2,288,561
General and administrative expenses	4,161,196	3,167,361	7,919,070	6,237,603
Total operating expenses	5,526,360	4,253,775	10,536,196	8,526,164

INCOME FROM OPERATIONS	14,063,787	9,198,905	26,875,217	13,865,891

OTHER INCOME (EXPENSE):
Interest income	197,151	83,004	389,941	166,621
Interest expense	(5,973)	(1,478,203)	(514,455)	(2,949,071)
Bargain purchase gain	1,765,376	-	5,070,389	-
Gain (Loss) on cross currency hedge	-	(215,964)	(753,666)	(382,374)
Gain (Loss) on derivative instrument settlement	-	-	(6,650,000)	-
Gain (Loss) on debt extinguishment	-	-	(2,395,778)	-
Change in fair value of derivative liability - warrants	-	(688,876)	-	(752,114)
Change in fair value of derivative liability - conversion option	-	(4,583,809)	-	(5,122,846)
Other income (expense), net	122,628	(140,133)	(18,444)	(246,482)
Total other income (expense), net	2,079,182	(7,023,981)	(4,872,013)	(9,286,266)

INCOME BEFORE INCOME TAXES	16,142,969	2,174,924	22,003,204	4,579,625

(PROVISION) BENEFIT FOR INCOME TAXES:
Deferred income tax benefit	79,529	738,180	3,526,015	2,364,707
Current income tax expense	(2,782,689)	(1,350,404)	(4,718,650)	(2,280,715)
(Provision) benefit for income taxes, net	(2,703,160)	(612,224)	(1,192,635)	83,992

NET INCOME	13,439,809	1,562,700	20,810,569	4,663,617

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,890,314	433,866	1,765,575	39,957
Change in fair value of derivative instrument	-	(751,227)	882,527	(3,513,356)
Reclassification of change in cash flow hedge to earnings	-	-	6,650,000	-

COMPREHENSIVE INCOME	$15,330,123	$1,245,339	$30,108,671	$1,190,218

EARNINGS PER SHARE:
Basic	$0.36	$0.06	$0.58	$0.17
Diluted	$0.35	$0.06	$0.57	$0.17

WEIGHTED AVERAGE SHARES:
Basic	37,343,714	27,827,838	36,016,078	27,696,388
Diluted	37,991,800	28,323,611	36,633,668	28,054,226

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,810,569	$4,663,617
Adjustments to reconcile net income
provided by operating activities:
Bad debt expense	-	27,793
Write-off of non-current advances to suppliers	525,588	-
Write-off of patent	87,500	-
Reserve for inventories	56,000	23,272
Inventories write-off	-	179,654
Depreciation	5,822,284	4,612,405
Loss on sale of property and equipment	-	117,430
Deferred taxes	(3,526,015)	(2,364,707)
Reserve for notes receivables	250,000	-
Amortization of intangible assets	255,982	238,283
Amortization of loan commission	249,571	544,900
Amortization of stock compensation expense	373,649	928,727
Loss on cross currency hedge	753,666	382,374
Loss on derivative instrument settlement	6,650,000	-
Loss on debt extinguishment	2,395,778	-
Bargain purchase gain	(5,070,389)	-
Change in fair value of derivative liability - conversion option	-	5,122,846
Change in fair value of derivative liability - warrants	-	752,114
Change in operating assets and liabilities:
Accounts receivable	6,477,996	(9,906,381)
Inventories	(10,215,093)	(10,699,400)
Notes receivables	(41,241)	63,638
Other receivables and prepayments	460,654	102,867
Advances to suppliers - current	(15,826,015)	12,233,042
Accounts payable	318,422	(2,091,085)
Other payables and accrued liabilities	(1,767,349)	(2,477,339)
Taxes payable	926,092	2,062,180
Net cash provided by operating activities	9,967,649	4,516,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of subsidiaries	(6,375,000)	-
Cash acquired from acquisition of subsidiaries	901,463	-
Payments on cross currency hedge payable	(1,190,368)	(114,580)
Payment for unwind of cross currency hedge	(5,650,000)	-
Proceeds from sale of property and equipment	-	424,444
Purchases of property and equipment	(1,736,395)	(3,135,693)
Net of payments on prepayment of equipment	-	(2,473,841)
Net of claimed VAT on purchases of property and equipment	25,755	-
Net cash used in investing activities	(14,024,545)	(5,299,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolver line of credit	(9,513)	(222,709)
Payoff of revolver line of credit	(4,024,270)	-
Payments on short-term bank loans	-	(17,553,600)
Release of restricted cash	-	1,000,000
Payment on capital lease obligation	(37,853)	-
Payment of high yield notes payable	(35,600,000)	-
Proceeds on issuance of common stock	56,361,500	1,920,000
Net cash provided by (used in) financing activities	16,689,864	(14,856,309)

EFFECT OF EXCHANGE RATE ON CASH	556,738	(38,459)

CHANGE IN CASH	13,189,706	(15,678,208)

CASH, beginning of period	60,597,849	65,611,770

CASH, end of period	$73,787,555	$49,933,562

Supplemental cash flow disclosures:
Interest paid	$1,401,542	$1,988,420
Income tax paid	$3,830,567	$1,933,546

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common stock
	Shares outstanding		Shares In escrow		Additional	Common stock	Retained earnings		Accumulated
	Number	Par	Number	Par	paid in	subscription	Statutory	Unrestricted	comprehensive
	of shares	value	of shares	value	capital	receivable	reserves	earnings	income (loss)	Totals
BALANCE, December 31, 2008, as previously reported	27,399,034	$164,395	100,000	$600	$91,172,890	$	$12,316,147	$78,613,158	$20,712,502	$202,979,692

Cumulative effect of reclassification of conversion option								(1,357,150)		(1,357,150)

BALANCE, January 1, 2009, as adjusted	27,399,034	164,395	100,000	600	91,172,890	-	12,316,147	77,256,008	20,712,502	201,622,542

Shares issued for cash @ $4.80	400,000	2,400			1,706,157					1,708,557
Shares placed in escrow (subscription receivable)			2,200,000	13,200	6,249,481	(6,262,681)				-
Shares removed from escrow as payment	100,000	600	(100,000)	(600)		343,084				343,084
Reclassification of derivative liability-warrant to equity					963,557					963,557
Exercise of stock option	1,625	10			(10)					-
Stock compensation expense					928,727					928,727
Net income								4,663,617		4,663,617
Adjustment to statutory reserve							1,672,524	(1,672,524)		-
Change in fair value of derivative instrument									(3,513,356)	(3,513,356)
Foreign currency translation gain									39,957	39,957

BALANCE, June 30, 2009, unaudited	27,900,659	167,405	2,200,000	13,200	101,020,802	(5,919,597)	13,988,671	80,247,101	17,239,103	206,756,685

Shares issued for Convertible notes extinguishment @ $9.08	440,529	2,643			3,997,357					4,000,000
Shares removed from escrow as payment of liability	1,370,752	8,225	(1,370,752)	(8,225)		5,919,597				5,919,597
Shares cancelled from escrow			(829,248)	(4,975)	4,975					-
Exercise of warrants for cash @ $3.1064	52,352	314			166,312					166,626
Exercise of stock option	3,637	22			(22)					-
Stock compensation expense					351,281					351,281
Correction of 2007 warrant exercise calculation error	4,851	29			(29)					-
Net income								19,330,769		19,330,769
Adjustment to statutory reserve							2,294,122	(2,294,122)		-
Change in fair value of derivative instrument									357,905	357,905
Foreign currency translation gain									92,859	92,859

BALANCE, December 31, 2009	29,772,780	178,638	-	-	105,540,676	-	16,282,793	97,283,748	17,689,867	236,975,722

Shares issued for cash @ $8.00	7,475,000	44,850			56,316,650					56,361,500
Exercise of stock option	7,657	46			(46)					-
Stock compensation expense					373,649					373,649
Common shares issued for purchase of Hongtai	263,158	1,579			2,598,421					2,600,000
Net income								20,810,569		20,810,569
Adjustment to statutory reserve							3,228,614	(3,228,614)		-
Change in fair value of derivative instrument									882,527	882,527
Reclassification of change in cash flow hedge to earnings									6,650,000	6,650,000
Foreign currency translation gain									1,765,575	1,765,575

BALANCE, June 30, 2010, unaudited	37,518,595	$225,113	-	$-	$164,829,350	$-	$19,511,407	$114,865,703	$26,987,969	$326,419,542

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

On May 31, 2010, Fushi International, through its Chief Exectutive Officer, Li Fu, a designated representative of the Company, acquired Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”), a bimetallic wire manufacturer located in southeast China and organized under the laws of the PRC. Fushi International is in the process of relocating the assets and key personnel of Hongtai to Yixing to establish Fushi International (Jiangsu) Bimetallic Cable Co., Ltd. (“Fushi Jiangsu”). By relocating to Yixing, Fushi Jiangsu will be able to leverage the center’s extensive transportation network to deliver its CCA and CCAM products to customers within the Shanghai economic zone more quickly and cost effectively. There have been no operations of this newly acquired entity as of June 30, 2010.  Hongtai will be dissolved once Fushi Jiangsu starts operations. See Note 19 for details of this acquisition transaction.

Fushi, Fushi Holdings, Fushi International, Dalian Fushi, Jinchuan, Hongtai, Copperweld and Copperweld UK are hereinafter referred to as “the Company.”

The Company is in the business of developing, designing, manufacturing, marketing and distributing bimetallic wire products, principally copper-clad aluminum and copper-clad steel. The Company’s products are primarily focused on serving end-user applications in the telecommunication, electrical utility, and transportation markets. The Company’s products are sold in North America, South America, Europe, North Africa, the Middle East, and the Asia.

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
JUNE 30, 2010
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

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling costs which totaled $1,356,590 and $985,222 for the six months ended June 30, 2010 and 2009, respectively, and $698,294 and $431,577 for the three months ended June 30, 2010 and 2009, respectively.

Foreign currency translation and other comprehensive income

The reporting and functional currency of the Company is the US dollar (USD). The subsidiaries, in China, use the local currency Renminbi (RMB) to conduct business. The subsidiary in the United Kingdom (UK) conducts business in British Pounds (GBP).

For the subsidiaries whose functional currencies are other than the USD, all assets and liabilities accounts were translated at the exchange rate on the balance sheet date; stockholder’s equity is translated at historical rates and items in the consolidated statements of operations and consolidated cash flow statements are translated at the average rate in each applicable period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.782 RMB and 0.669 GBP to $1.00 USD, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.826 RMB and 0.619 GBP to $1.00, respectively. The average translation rates applied to income and cash flow statement amounts for six months ended June 30, 2010 were 6.825 RMB and 0.656 GBP to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for six months ended June 30, 2009 were 6.833 RMB and 0.669 GBP to $1.00 USD, respectively.

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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions which, from time to time, may exceed deposit insurance limits for the banks located in the US and UK. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of June 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $73,345,142 and $60,231,401, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Additional product sales information

The Company has expanded its geographic sales area from the Chinese domestic market to the international market. The following chart shows that the PRC market remains the largest single market for the Company while approximately 22% and 23% of sales were spread across international markets during the first two quarters of 2010 and 2009, respectively.

	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
China	$100,144,783	$64,210,887
USA	20,871,927	14,933,674
Europe	4,209,363	1,943,156
Other countries	3,329,135	2,470,364
Total sales	$128,555,208	$83,558,081

The following chart shows that the PRC market remains the largest single market for the Company while approximately 21% and 20% of sales were spread across international markets during the three months ended June 30, 2010 and 2009, respectively.

	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)
China	$54,451,218	$38,669,320
USA	10,847,910	7,626,838
Europe	2,020,127	464,910
Other countries	1,686,111	1,540,477
Total sales	$69,005,366	$48,301,545

Major customers and suppliers

Ten major customers accounted for 25% and 27% of sales for the six months ended June 30, 2010 and 2009, respectively. Total receivables balance due from the top ten customers at June 30, 2010 and December 31, 2009 amounted to $15,940,467 and $18,484,819, respectively.

Five major suppliers provided approximately 67% and 82% of the Company’s raw materials for the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, our advances to the major five suppliers were $24,294,168, all of which was current. At December 31, 2009, our advances to the major five suppliers were $6,816,228, all of which was current.

Accounts receivables and allowance for doubtful accounts

During the normal course of business, the Company extends unsecured credit to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of June 30, 2010 and December 31, 2009, management concluded its allowance for bad debts was sufficient.

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
JUNE 30, 2010
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

During the first quarter of 2010, the derivative financial instrument, with an outstanding USD notional amount of $30,000,000 and an outstanding CNY notional amount of 233,175,000 was terminated at a price of $6,650,000. See Note 12 for additional information related to the instrument.

Financial instruments

The Company analyzes all financial instruments with features of both liabilities and equity under GAAP requirements. The convertible note issued in 2007 did not require bifurcation or result in liability accounting. However, with the adoption of amended GAAP requirements in the first quarter of 2009, the embedded conversion feature was bifurcated from its host instrument and accounted for separately as a derivative liability. Additionally, the Company analyzes registration rights agreements associated with any equity instruments issued to determine if penalties triggered for late filing should be accrued.

The Company adopted Fair Value Measurements on January 1, 2008 which defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement. Receivables, payables, notes, loans, and derivatives all meet the definition of financial instruments. The carrying amounts reported in the balance sheets for accounts receivable, notes receivable, accounts payable, other payables, and short term bank loans qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination and their expected realization and, if applicable, the stated interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

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

As of June 30, 2010, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

Derivative liability

Using the criteria under GAAP, a contract is designated as an asset or a liability and is carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  The Company then determines which options, warrants and embedded features require liability accounting and records the fair value as a derivative liability. The changes in the values of these instruments are shown in the accompanying consolidated statements of income and other comprehensive income as “change in fair value of derivative liability – warrants” or “conversion option.”

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

The company repurchased all convertible notes during the third quarter of 2009. Thus, for the six months ended June 30, 2010 and 2009, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $0 and $5,122,846, respectively. For the three months ended June 30, 2010 and 2009, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $0 and $4,583,809, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

On February 23, 2009, the Company sold in a private placement 400,000 shares of its common stock, par value $0.006 per share (the “Common Stock”) for an average price of $4.80 per share, and warrants to purchase 300,000 shares of Common Stock, for a total purchase price of $1,920,000. Because of certain cash redemption clauses related to these warrants, the Company at issuance followed the criteria in the accounting standards and recorded the fair value of these warrants as “derivative liability – warrants” in the accompanying consolidated financial statements.

On June 30, 2009, the Company and the holders amended the original warrant agreements to remove the certain cash redemption clauses as mentioned above.  As of June 30, 2009, the Company had re-classified the derivative liability – warrants to additional paid in capital.  The changes in the values of these warrants are shown in the accompanying consolidated statements of income and other comprehensive income.  Thus, for the six months ended June 30, 2010 and 2009 the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $0 and $752,114, respectively. For the three months ended June 30, 2010 and 2009, the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $0 and $688,876, respectively.

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all cost of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.  Total interest capitalized for the six months ended June 30, 2010 and 2009 amounted to $0 and $1,350, respectively. No interest was capitalized for the three months ended June 30, 2010 and 2009.

If a cost does not extend an assets useful life, increase its productivity, improve its operating efficiency or add additional production capacity, the cost is regarded as repairs and maintenance and recognized as an expense as incurred; if it does, the cost is regarded as major renewals and betterments and capitalized.  For the three and six months ended June 30, 2010 and 2009, there were no amounts expended for major renewals and betterments that were capitalized.

The repairs and maintenance expense for the six months ended June 30, 2010 and 2009 amounted to $627,186 and $324,416, respectively, and for the three months ended June 30, 2010 and 2009 amounted to $340,523, and $193,998, respectively.

Long-lived assets

The Company evaluates the carrying value of long-lived assets each reporting period. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there was no impairments of its long-lived assets.

Intangible assets

Land use rights – Land in the PRC is government owned. As a result, the government grants land use rights. The Company amortizes land use rights on a straight line basis over the 50 year life.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Patents – Patents are stated at cost, less accumulated amortization. The Company amortizes patents on a straight line basis over their legal life of 7-20 years.

The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, the impairments of its intangible assets amounted to $87,500 and 0, respectively.

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

Research and development costs are recorded in general and administrative expenses. Research and development costs were $12,666 and $107,701 for the six months ended June 30, 2010 and 2009, respectively and $7,352 and $31,149 for the three months ended June 30, 2010 and 2009, respectively.

Earnings per share

The Company reports earnings per share and presents both basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. For the six and three months ended June 30, 2010 and 2009, the Company properly excluded options, warrants and convertible notes with anti-dilutive effects from the diluted earnings per share calculation.

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

The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the six months ended June 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

 Segment reporting

The Company uses a “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company has determined that it has two reportable segments, PRC and US (See Note 20).

Recently issued accounting pronouncements

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
JUNE 30, 2010
(Unaudited)

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

Note–3 - Accounts receivable

Accounts receivable consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Trade accounts receivable	$65,090,051	$68,309,284
Allowance for bad debts	(1,031,398)	(1,024,684)
Trade accounts receivable, net	$64,058,653	$67,284,600

The following table consists of allowance for doubtful accounts:

Allowance for doubtful accounts at December 31, 2008	$318,529
Recovery of bad debt	27,793
Accounts receivable write off	-
Effect of foreign currency translation	(339)
Allowance for doubtful accounts at June 30, 2009 (Unaudited)	345,983
Additional reserves	678,032
Accounts receivable write off	-
Effect of foreign currency translation	669
Allowance for doubtful accounts at December 31, 2009	1,024,684
Additional reserves	-
Accounts receivable write off	-
Effect of foreign currency translation	6,714
Allowance for doubtful accounts at June 30, 2010 (Unaudited)	$1,031,398

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

 Note–4 - Inventories

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$13,496,170	$5,137,002
Work in process	4,228,269	2,777,890
Finished goods	4,925,079	3,007,279
Totals	22,649,518	10,922,171
Less allowance for obsolete inventory	(102,389)	(46,389)
Totals	$22,547,129	$10,875,782

The following table consists of allowance for obsolete inventory:

Allowance for obsolete inventory at December 31, 2008	$160,487
Additional reserves	23,272
Recovery of reserve	-
Effect of foreign currency translation	-
Allowance for obsolete inventory at June 30, 2009 (Unaudited)	183,759
Additional reserves	-
Reserves write off	(137,370)
Effect of foreign currency translation	-
Allowance for obsolete inventory at December 31, 2009	46,389
Additional reserves	56,000
Recovery of reserve	-
Effect of foreign currency translation	-
Allowance for obsolete inventory at June 30, 2010 (Unaudited)	$102,389

Note–5 - Plant and equipment

Plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	66,321,303	43,665,594
Transportation equipment	4,205,211	4,177,943
Machinery and equipment	84,291,163	74,463,717
Office furniture	1,218,920	1,172,121
Construction in progress	6,430,326	19,449,384
Totals	162,567,649	143,029,485
Less accumulated depreciation	(31,602,717)	(25,643,919)
Totals	$130,964,932	$117,385,566

Construction in progress at June 30, 2010, consisted of the following:

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

No.	Project Description	June 30, 2010	Commencement Date	Expected completion date

1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$3,366,335	Dec 2007	Sep, 2010
2	Manufacturing machinery and equipment for CCA/CCS (Multiple)	2,846,745	Dec 2009	Mar, 2011
3	Manufacturing machinery and equipment for CCA	217,246	Oct 2009	Sep, 2010
	Total	$6,430,326

Project No. 1 “Manufacturing Machinery and Equipment for CCA/CCS” is related to CCA and CCS production lines and ancillary equipment located in Dalian, China. The estimated cost to complete Project No.1 as of June 30, 2010 is approximately $0.3 million.

Project No. 2 “Manufacturing Machinery and Equipment for CCA/CCS” is primarily related to ancillary equipment relocated to Dalian, China in December 2009. The estimated cost to complete Project No.2 as of June 30, 2010 is approximately $0.3 million.

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

Project No 3. Manufacturing Building located at our Dalian facility was completed by March 2010.

The change in plant and equipment is as follows:

Plant and equipment
Balance as of December 31, 2009	$143,029,485
Acquired through acquisition of Jinchuan and Hongtai	16,934,162
Acquired through cash payment	661,324
Acquired from advanced payments	1,290,409
Acquired from accounts payable	12,071
Fixed assets transferred from CIP	13,775,722
CIP transferred to fixed assets	(13,775,722)
VAT claimed on purchase of capital assets	(185,256)
FX rate effect	825,454
Balance as of June 30, 2010 (Unaudited)	$162,567,649

Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $5,822,284 and $4,612,405, respectively, and the three months ended June 30, 2010 and 2009 amounted to $3,059,535 and $2,515,197, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 6 – Advances to suppliers

Advances to suppliers are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Advances for inventories – current	$25,177,421	$8,582,346
Advances for equipment – non current	711,311	1,356,404
Total advances to suppliers	$25,888,732	$9,938,750

Note 7 – Intangible assets

Intangible assets consist of land use rights and patents. Intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Patents	$2,591,370	$1,754,270
Land use rights	14,437,371	12,472,131
Total:	17,028,741	14,226,401
Less: accumulated amortization	(2,753,728)	(2,302,345)
Intangible assets, net	$14,275,013	$11,924,056

Amortization expense for the six months ended June 30, 2010 and 2009 amounted to $255,982 and $238,283, and for the three months ended June 30, 2010 and 2009 amounted to $133,495 and $119,207, respectively.

Estimated amortization expense for each of the years ended is as follows:

June 30,	Amount
2011	$567,029
2012	567,029
2013	481,670
2014	423,289
2014	423,289
Thereafter	11,812,707

Note 8 - Prepaid taxes, taxes payable and deferred tax asset

Prepaid taxes and taxes payable consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Income tax	$2,922,667	$1,796,019
VAT provision	855,045	769,025
Others	129,324	34,011
Total taxes payable	$3,907,036	$2,599,055

Income tax

The Company and its subsidiaries had the following tax rates for the six months ended June 30:

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

		2010	2010	2009	2009
Entities		Statutory	Income	Statutory	Income
		Income	Tax	Income	Tax
		Tax Rate	Exemption	Tax Rate	Exemption
Fushi International	China (a)	25%	12.5%	25%	12.5%
Dalian Fushi	China (a)	25%	-	25%	-
Jinchuan	China (a)	25%	-	n/a	n/a
Hongtai	China (a)	25%	-	n/a	n/a
Copperweld UK	UK (b)	21%	-	21%	-
Fushi, Fushi holding, Copperweld	US (c)	34%	-	34%	-
Copperweld US	State	6.5%	-	6.5%	-

 (a)  China income tax

The Company’s subsidiaries incorporated in PRC are subject to PRC income tax of 25%. Fushi International, Dalian Fushi, Jinchuan and Hongtai were incorporated in the PRC. Beginning January 1, 2008, the new Chinese Enterprise Income Tax (“EIT”) law replaced the former income tax laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaced the 33% rate previously applicable to both DEs and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs, was eliminated. However, the new EIT Law permits companies to continue to enjoy their former preferential tax treatments until such treatments expire in accordance with their current terms.

Thus, Fushi International, a production-oriented FIEs, continues to enjoy the former 50% income tax exemption for the years ending December 31, 2008, 2009 and 2010. The applicable income tax rate for Fushi International in 2010 is 12.5%.

The estimated tax savings from the tax exemptions for the six months ended June 30, 2010, amounted to $4,542,475. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.58 to $0.45 and diluted earnings per share from $0.57 to $0.44. The estimated tax savings from the tax exemptions for the six months ended June 30, 2009, amounted to $2,470,774. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.17 to $0.08 and diluted earnings per share from $0.17 to $0.08.

The estimated tax savings from the tax exemptions for the three months ended June 30, 2010, amounted to $2,775,376. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.36 to $0.29 and diluted earnings per share from $0.35 to $0.27. The estimated tax savings from the tax exemptions for the three months ended June 30, 2009, amounted to $1,462,937. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.06 to $0.004 and diluted earnings per share from $0.06 to $0.004.

Jinchuan was acquired in February 2010 and Hongtai was acquired in May 2010. The tax rate only applied to their results of operations included in the consolidated financial statements for year 2010.

The provision for China income tax for the six months ended June 30, 2010 and 2009 was $4,718,650 and $2,280,715, respectively; and for the three months ended June 30, 2010 and 2009 amounted to $2,782,689 and $1,350,404, respectively.

 (b) UK income tax

Copperweld UK is organized as a United Kingdom private company and subject to 21% to 28% statutory taxes on its taxable income. Copperweld UK had no material income or loss from operations in the first six months in year 2010 and 2009, so no provision for income tax was made during these periods.

(c) US income tax

The Company is also subject to the United States federal income tax at a tax rate of 34%. Fushi, Fushi Holdings and Copperweld were incorporated in the United States and as a consolidated unit have incurred net operating losses for income tax purposes since inception. The net operating loss carry forwards for United States income taxes may be available to reduce future years’ taxable income. These carryforwards will expire in varying amounts in the years 2025 to 2030 if not utilized.

The Company has cumulative undistributed earnings from foreign subsidiaries of approximately $149 million and $127 million as of June 30, 2010 and December 31 2009, respectively, included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for US deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

The current and deferred (provision)/benefit and the effective income tax were as follows for the periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Effective foreign income taxes - current	(2,782,689)	(1,350,404)	(4,718,650)	(2,280,715)
US federal income tax - deferred	79,529	738,180	3,526,015	2,364,707
(Provision) benefit for income tax	(2,703,160)	(612,224)	(1,192,635)	83,992

Effective tax rate	16.7%	28.1%	5.4%	-1.83%

Deferred tax assets

The Company recognizes deferred income tax liabilities and assets for the estimated future tax effects attributable to temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax liabilities or assets attributable to temporary differences are accounted for using the balance sheet liability method in respect to temporary differences between income tax basis and financial reporting basis of assets and liabilities. Deferred tax assists consists primarily of the Company’s US operating loss carryforwards.

Amount
The deferred tax activity consisted of the following:
Deferred tax assets at December 31, 2008	$7,804,027
Additions to deferred tax assets	3,918,442
Deferred tax assets at December 31, 2009	$11,722,469
Additions to deferred tax assets	3,526,015
Deferred tax assets at June 30, 2010 (unaudited)	$15,248,484

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld US will have taxable income in future periods. US companies must generate a total of $44.8 million of taxable net income (including the recovery of time difference) by years 2025 to 2030 (the recovery of time difference is not subject to those years) in order to recover the deferred tax asset balance.

Value added tax

VAT on sales and VAT on purchases in Dalian China amounted to $17,583,319 and $12,693,443 for the six months ended June 30, 2010, and $11,187,919 and $9,072,688 for the six months ended June 30, 2009, respectively. For the three months ended June 30, 2010, VAT on sales and VAT on purchases in Dalian China amounted to $9,488,749 and $6,539,349, and for the three months ended June 30, 2009, amounted to $6,710,553 and $1,957,599, respectively.

VAT on sales and VAT on purchases in Copperweld UK amounted to $121,781 and $314,350 for the six months ended June 30, 2010 and $50,567 and $111,827 for the six months ended June 30, 2009, respectively. For the three months ended June 30, 2010, VAT on sales and VAT on purchases in Copperweld UK amounted to $59,169 and $218,541, and for the three months ended June 30, 2009, amounted to $22,385 and $54,289, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note–9 - Revolving credit lines

Revolving credit lines consisted of the following:

Name of lender	June 30, 2010	December 31, 2009
	(Unaudited)
Wells Fargo Bank revolving credit line	$-	$4,033,783
Total	$-	$4,033,783

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

Revolving line of credit – Copperweld UK

Copperweld UK maintains an invoice discounting credit facility with a limit of approximately $1,121,000 (or ₤750,000). The facility provides cash advances of 85% of approved sales ledger and is secured by trade accounts receivable of Copperweld UK. The facility has a life minimum of 36 month periods and shall be automatically renewed every year thereafter based on an annual review conducted by the financing institute. Copperweld UK is required to maintain a projected turnover each 12 month period and a minimum net worth of ₤750,000 at all times if the credit facility has an outstanding balance. The facility had no balance outstanding as of June 30, 2010 and December 31, 2009.

Total interest expense on the revolving credit line for the six months ended June 30, 2010 and 2009 amounted to $23,328 and $136,938, respectively. Interest for the three months ended June 30, 2010 and 2009 was $0 and $46,163, respectively.

Note 10 – Notes payable

Notes payable consisted of the following:
	June 30, 2010	December 31, 2009
	(Unaudited)
Guaranteed senior secured floating rate notes (“HY Notes”)	-	35,000,000

Less current portion	-	10,000,000

Total notes payable, noncurrent	$-	$25,000,000

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

Convertible Notes of $15 million were converted at the option of the holder into the Company’s 2,142,857 shares of common stock at an initial conversion price of $7 per share on January 8, 2008; the remaining $5 million of the Convertible Notes was repurchased by the Company on August 13, 2009 and thus a $3,842,935 gain on debt extinguishment was recognized during third quarter of 2009.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Amortization of commission costs for the six months ended June 30, 2010 and 2009 amounted to $160,000 and $524,995, respectively. Amortization of commission costs for the three months ended June 30, 2010 and 2009 amounted to $0 and $ 262,497, respectively. Interest on long term notes for the six months ended June 30, 2010 and 2009 amounted to $318,492 and $2,185,542, respectively. Interest on long term notes, for the three months ended June 30, 2010, and 2009 amounted to $0, and $1,073,352, respectively. Both amortized commission and interest on long term notes are recorded as interest expense.

Note 11 – Capital lease

In July 2009, the Company entered into a non-cancellable capital lease agreement for lighting equipment installed in one of its plant facilities. The lease has a three year term and contains a bargain purchase option of $1.00 at the end of the term. The lease requires monthly payments of $8,414.

The following is an analysis of the leased property which is combined into Plant and Equipment, net, on the consolidated balance sheet.

	June 30, 2010	December 31, 2009
Plant facility	$266,598	$266,598
Less: accumulated depreciation	(22,216)	(8,887)
Net leased plant facility	$244,382	$257,711

The following is a schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payment as of June 30, 2010.

Year ending June 30,	Minimum lease Payment
2011	$92,561
2012	100,976
Thereafter	16,830
Total minimum lease payments	210,367
Less: interest *1	(23,091)
Present value of net minimum lease payments *2	$187,276

*1. Amount necessary to reduce minimum lease payments to present value calculated at the rate implicit in the lease at the inception of the lease.

*2. The present value of the minimum lease payments is reflected in the balance sheet as current and non-current obligations under capital lease of $76,557 and $110,719, respectively.

Interest expense related to capital leases amounted to $12,635 and $0 for the six months ended June 30, 2010 and 2009, respectively. Interest expense related to capital leases amounted to $5,973 and $0 for the three months ended June 30, 2010 and 2009, respectively.

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
JUNE 30, 2010
(Unaudited)

Effective March 31, 2010 (the termination date), the SWAP, with an outstanding USD notional amount of $30,000,000 and an outstanding CNY notional amount of 233,175,000 was unwound with a premium payment price of $6,650,000 to MLCS.

On March 31, 2010, the $1,000,000 deposit with MLCS to secure the agreement was released to MLCS as partial payment of the $6,650,000 payment price, and the remaining $5,650,000 payment was made to Merrill Lynch on April 6, 2010.

Changes in the fair values of derivative instruments accounted for as cash flow hedges to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.  For the six months ended June 30, 2010 and 2009, a gain of $882,527 and loss of $3,513,356 was recorded on the derivative instrument, respectively, in other comprehensive income. For the three months ended June 30, 2010 and 2009, a loss of $0 and $751,227 was recorded on the derivative instrument, respectively, in other comprehensive income.

On March 31, 2010, $6,650,000 was transferred from the accumulated other comprehensive loss into earnings as a loss from termination of the SWAP.  There were no amounts recorded in the consolidated statements of income in relation to ineffectiveness of this interest SWAP prior to unwinding of the transaction.

During the six and three months ended June 30, 2010 and prior to the termination date the Company paid $1,190,368 and $0 as hedging payment related to the cross currency hedge payable and recognized $753,666 and $0 of loss from derivative transactions as cash flow hedge. During the six and three months ended June 30, 2009, the Company paid $114,580 and $0 as hedging payment related to the cross currency hedge payable and recognized $382,374 and $215,964 of loss related to derivative transactions as cash flow hedge.

 Changes of cross currency hedge are as follows:

Cross currency hedge payable balance at December 31, 2009	$436,702
Proceeds from cross currency hedge	-
Payments for cross currency hedge	(1,190,368)
Loss on cross currency hedge	753,666
Cross currency hedge payable balance at June 30, 2010 (Unaudited)	$-

Note 13 - Earnings per share

The following is information of net income per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$13,439,809	$1,562,700	$20,810,569	$4,663,617

Weighted average shares used in basic computation	37,343,714	27,827,838	36,016,078	27,696,388
Dilutive effect of warrants, options and convertible note	648,086	495,773	617,590	357,838
Weighted average shares used in diluted computation	37,991,800	28,323,611	36,633,668	28,054,226

Earnings per share
Basic	$0.36	$0.06	$0.58	$0.17
Diluted	$0.35	$0.06	$0.57	$0.17

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion

11/31/2007	Warrants	$16.80	100,000	Anti-dilutive
05/21/2007 to 11/13/2007	Options	$11.75-20.94	385,000	Anti-dilutive
04/10/2008 to 6/25/2008	Options	$15.04-23.25	126,000	Anti-dilutive

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

 Note 14 - Stockholders' Equity

During the year of 2010, the following activities were recorded:

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

Warrants

The following is a summary of the outstanding and exercisable warrant balance as of June 30, 2010:

Exercise Price	Number	Average Remaining Life (years)

$3.11	279,772	1.50
$16.80	100,000	1.40
$5.25	100,000	0.04
$5.50	100,000	0.04
$6.00	100,000	0.55
	679,772	0.92

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted -Average Exercise Price	Average Remaining Contractual Life
Balance, at December 31, 2008	432,124	$6.28	2.92 years
Granted	300,000	$5.58
Forfeited	-
Exercised	-
Balance, at June 30, 2009 (unaudited)	732,124	$5.99	2.05 years
Granted	-
Forfeited	-
Exercised	(52,352)	$3.11
Balance, at December 31, 2009	679,772	$6.22	1.24 years
Granted	-
Forfeited	-
Exercised	-
Balance, at June 30, 2010 (unaudited)	679,772	$6.22	0.92 years

The warrants are each convertible into one share of the Company’s common stock.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

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

Grant Year	Granted Options (Shares)	Forfeited and expired Option (Shares)	Exercise Price Option ($)
2007	335,000	325,000	$16.44-$20.94
2008	151,000	25,000	$15.04-$23.25
2009	688,000	198,300	$4.95-$7.93
2010	156,530	24,555	$8.61
Total	1,330,530	572,855

Grant Year	Granted Restricted Stock (Shares)	Forfeited and expired Restricted Stock (Shares)	Vested Restricted stock (Shares)	Grant date Fair market value ($)
2009	50,000	-	-	$8.08
2010	51,000	-	25,500	$8.61
Total	101,000	-	25,500

The fair value of each restricted stock award is estimated on the date of grant using the fair market value of the Company’s common stock, which is the closing price on the stock market.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Six months ended, 2010	Year ended, 2009	Year ended 2008	Year ended 2007
Risk-free interest rate(1)	0.87%	0.78%-2.2%	1.84%-2.82%	3.54%-4.57%
Expected dividend yield(2)	-	-	-	-
Expected option life(3)	2 Years	2-5 Years	0.5-2 Years	2 Years
Expected stock price volatility(4)	60%	60%	50%	50%
Weighted average fair value of options granted	$2.88	$2.77	$4.57	$4.08

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

(3)
Expected option life – Because the Company has no historical share option exercise experience to estimate future exercise patterns, the expected life was determined using the simplified method as these awards meet the definition of “plain-vanilla” options under the rules prescribed by accounting standards. An increase in expected life will increase compensation expense.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

The Company recognized $373,648 and $928,727 share-based compensation expense in general and administrative expenses for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, the Company recognized share-based compensation expense of $180,591 and $337,859, respectively.

As of June 30, 2010 and 2009, the total compensation cost related to stock options not yet recognized was $1,125,106 and $419,591 and will be recognized over the weighted average life of 0.97 years and 0.16 years, respectively. At June 30, 2010 and 2009 the total compensation cost related to restricted stock not yet recognized was $623,555 and $0 and will be recognized over the weighted average life of 1.7 years and 0 years, respectively.

As of June 30, 2010, the 581,500 executive options, 240,000 director options and 283,925 employee options outstanding had fair values of approximately $2,274,584, $912,761 and $807,810, respectively.

 The following is a summary of all stock option activity including the 2007 incentive plan:

	Number of Options Outstanding	Weighted -Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2008	1,067,333	$14.9	-
Granted	388,000	$4.95	-
Forfeited	(35,250)	$4.95	-
Exercised	(4,000)	4.95	-
Balance, June 30, 2009 (unaudited)	1,416,083	$12.42	-
Granted	300,000	$6.19	-
Forfeited	(13,800)	$4.95	-
Expired	(95,000)	$17.19	-
Exercised	(9,000)	$4.95	-
Balance, December 31, 2009	1,598,283	$11.38	$2,383,162
Granted	156,530	$8.61	-
Forfeited	(138,805)	$7.45	-
Expired	(496,333)	$13.92	-
Exercised	(14,250)	$4.95	-
Balance, June 30, 2010 (unaudited)	1,105,425	$10.42	$897,714

Following is a summary of the status of options outstanding at June 30, 2010:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	100,000	1.89 years	$12.30	100,000	$12.30
$11.75	150,000	2.01 years	$11.75	150,000	$11.75
$13.70	125,000	1.24 years	$13.70	125,000	$13.70
$16.36	10,000	1.37 years	$16.36	10,000	$16.36
$23.25	59,000	1.50 years	$23.25	59,000	$23.25
$15.04	17,000	1.78 years	$15.04	17,000	$15.04
$20.04	50,000	2.89 years	$20.04	50,000	$20.04
$4.95	262,450	2.50 years	$4.95	262,450	$4.95
$7.93	200,000	9.41 years	$7.93	-	$7.93
$8.61	131,975	6.51 years	$8.61	38,614	$8.61
Total	1,105,425			812,064

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 16 - Statutory reserves

The laws and regulations of the PRC require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve.

Surplus reserve fund

The Company is required to transfer 10% of its China entities net income, as determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s China entities registered capital. As of June 30, 2010, the Company’s China entities have total registered capital of approximately $117 million (RMB 796 million). As of June 30, 2010 and December 31, 2009, the Company had statutory reserves amounting to $19,511,407 and $16,282,793, respectively. The Company’s China entities are required to contribute an additional $38 million from future earnings if the company’s China facility has net income for future years.

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

Note 17 – Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $83,255 and $77,602 in contributions of employment benefits for China employees in the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, the Company made contributions of employee benefits for China employees of $43,868 and $45,611, respectively.

US employees are provided a 401(k) plan.  US employees are eligible for the defined contribution plan after three-months of full-time employment.  Employee deferrals and company matching are 100% vested immediately upon eligibility. As of June 1, 2009, the Company no longer matches employee contributions for US employees. The Company made $0 and $47,729 in contributions of employment benefits for US employees in the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, the Company made contributions of employment benefits for US employees of $0 and $17,189, respectively.

Copperweld UK operates a defined contribution pension scheme for employees. All UK employees are eligible to join the pension on satisfactory completion of their trial period, which is typically three months. UK employees can contribute as much as they like subject to current UK laws, but the company will match only the first 2.5% of gross pay in the current year. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The Company made $4,525 and $5,400 in contributions of employment benefits for UK employees in the six months ended June 30, 2010 and 2009. For the three months ended June 30, 2010 and 2009, the Company made contributions of employment benefits for UK employees of $2,340 and $2,622, respectively.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Acquisition of Jinchuan

On January 21, 2010, the Company’s PRC subsidiary, Fushi International (Dalian) Bimetallic Cable Co., Ltd. (“Fushi International”) had entered into an agreement to purchase 100% of the equity interest of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), a Chinese manufacturer of electric wire and electric cables, from Jinchuan’s shareholders.

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

On February 5, 2010 (“the acquisition-date”), Fushi International completed the acquisition of Jinchuan.

The acquisition-date fair value of the total consideration transferred was $10,150,000, which comprised of:

(1) Cash payment in the amount of $5,075,000 paid on the acquisition date as the first installment of the purchase price; and

(2) A liability due to former Jinchuan shareholders in the amount of $5,075,000 as a contingent consideration arrangement.

The contingent consideration arrangement requires Fushi International to pay the former Jinchuan shareholders an amount equal to 2.91 times the audited net income of 2010 as full purchase price up to a maximum amount of $10.15 million. Considering $5,075,000 first installment was paid on acquisition date, the potential undiscounted amount of all future payments that Fushi International could be required to pay under the contingent consideration arrangement is between $0 to $5,075,000. The fair value of the contingent consideration arrangement of $5,075,000 was estimated by applying the income approach. That measure is based on significant inputs determined by management that are not observable in the market, which ASC Topic 820 refers to as Level 3 inputs. Key assumptions include (a) the combined impact of upgrading plans of national power grid systems in PRC and the synergies from acquisition of Jinchuan will enhance Jinchuan’s revenue by 21% compared with 2009 and (b) the synergies from acquisition of Jinchuan will further reduce Jinchuan’s cost by 2% compared with 2009.  As of June 30, 2010 and through the issuance of these consolidated financial statements, management believes that Jinchuan is able to meet such net income target for 2010 to recognize the full amount of the contingent consideration.

No material acquisition-related costs were incurred and recognized in the Company’s income statement for the six months ended June 30, 2010.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

The fair value of the acquired assets of Jinchuan is based on an independent appraisal report issued by Liaoning Hongxing Appraisal, LLC, Dalian, China.  The appraiser conducted an on-site visit, inspected each item, conducted market research and investigation, followed some asset evaluation policies and regulations issued by the Chinese government, and provided an evaluation report. The fair value of Jinchuan’s net assets pursuant to the independent appraisals was $13,455,950, which exceeds the fair value of the consideration transferred of $10,150,000 by $3,305,013 ($937 related effect of foreign currency translation), thus resulting in a bargain purchase gain recognized by the Company related to this acquisition. The gain is presented as bargain purchase gain (a separate line item) in the consolidated statements of income and other comprehensive income for the six months ended June 30, 2010.

The results of operations of the acquired company are included in the consolidated statement of income since February 5, 2010 (the acquisition date) to the end of the quarter. Jinchuan’s revenue amounted to $13,394,516 and net income amounted to $1,685,822 which was included in the consolidated statements of income and other comprehensive income for the six months ended June 30, 2010. Jinchuan’s revenue amounted to $9,127,375 and net income amounted to $1,224,071 which was included in the consolidated statements of income and other comprehensive income for the three months ended June 30, 2010.

Acquisition of Hongtai

On May 27, 2010, the Company’s PRC subsidiary, Fushi International (Dalian) Bimetallic Cable Co., Ltd. (“Fushi International”) had entered into an agreement to purchase 100% of the equity interest of Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”), a bimetallic wire manufacturer in Southeast China, for aggregate consideration of approximately $3.9 million, comprised of $1.3 million in cash and $2.6 million in restricted stock.  The Company also announced that it will relocate the assets and key personnel of Hongtai to Yixing, China  establish Fushi International (Jiangsu) Bimetallic Cable Co., Ltd (“Fushi Jiangsu”).

Hongtai is a leading manufacturer of bimetallic wire in Southeast China, principally copper-clad aluminum ("CCA") and copper-clad aluminum magnesium ("CCAM").  Hongtai produces a range of products for use in telecommunication, utility and industrial applications in the Southeast China market. The acquisition of Hongtai enhances Fushi's production capacity and secondary processing capabilities for CCA and CCAM products, and extends its sales network further into Eastern and Southeastern China.

The Company also announced a strategic investment in Yixing, an industrial center within the Shanghai economic zone, centrally located between Shanghai, Nanjing, and Hangzhou in Eastern China.  The Company will relocate Hongtai assets and key personnel to Yixing and establish Fushi International (Jiangsu) Bimetallic Cable Co., Ltd. (“Fushi Jiangsu”).  By relocating to Yixing, Fushi Jiangsu will be able to leverage the center's extensive transportation network to deliver its CCA and CCAM products to customers within the Shanghai economic zone more quickly and cost effectively. The Company expects the establishment of Fushi (Jiangsu) to be mildly accretive to earnings in 2010.

On May 31, 2010 (“the acquisition-date”), Fushi International completed the acquisition of Hongtai by designating the Company’s Co-Chief Executive Officer (“Co-CEO”) Li Fu to acquire Hongtai as the Company’s legal representative during this transitional period of Fushi Jiangsu as described above.  Mr. Li Fu is currently appointed as the sole member of Hongtai’s board.  Such duties carried out by the Company’s Co-CEO did not result in additional compensation provided to the Co-CEO.  In addition, the Company funded all such considerations as described below related to the acquisition of Hongtai.

It is the Company’s intention that Hongtai be dissolved at the conclusion of the transitional period at which point Fushi Jiangsu becomes fully operational.

The acquisition-date fair value of the total consideration transferred was $3,900,000, which comprised of:

(1) Cash payment in the amount of $1,300,000 paid on June 1, 2010; and

(2) Issuance of 263,158 shares of restricted stock valued as $2,600,000 to HK Racvet trading Ltd (a third party as agreed in the acquisition agreement).

No material acquisition-related costs were incurred and recognized in the Company’s income statement for the six months ended June 30, 2010.

On May 31, 2010 (the acquisition-date), the fair value of the assets acquired and liabilities assumed of the transaction are listed below:

	Book Value	Fair Value
Current assets	$848,382	$848,382
Property, plant and equipment, net	3,748,828	6,934,051
Patents	-	908,114
Total assets	4,597,210	8,690,547
Total liabilities	3,026,173	3,026,173
Net assets	$1,571,037	$5,664,374

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

The fair value of the acquired assets of Hongtai is based on independent appraisal reports issued by Liaoning Hongxing Appraisal, LLC. and Liaoning Baoye Appraisal, LLC Dalian, China.  The appraisers conducted an on-site visit, inspected each item, conducted market research and investigation, followed some asset evaluation policies and regulations issued by the Chinese government, and provided an evaluation report. The fair value of Hongtai’s net assets pursuant to the independent appraisals was $5,664,374, which exceeds the fair value of the consideration transferred of $3,900,000 by $1,765,376 ($1,002 related effect of foreign currency translation), thus resulting in a bargain purchase gain recognized by the Company related to this acquisition. The gain is presented as bargain purchase gain (a separate line item) in the consolidated statements of income and other comprehensive income for the three and six months ended June 30, 2010.

The results of operations of the acquired company are included in the consolidated statement of income since May 31, 2010 (the acquisition date) to the end of the quarter. Since acquisition of Hongtai, the Company has been working on relocating the assets and key personnel of Hongtai to Yixing to establish Fushi Jiangsu. Thus, Hongtai has yet to begin operations since acquisition date. The Company reflected a net loss amounting to $89,799 that was included in the consolidated statements of income and other comprehensive income for the three and six months ended June 30, 2010.

Supplemental Pro Forma

The following unaudited pro forma consolidated condensed income statements for the three months and six months ended June 30, 2010 and 2009, were prepared under generally accepted accounting principles as if the acquisition of Jinchuan and Hongtai had occurred on January 1, 2009. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated.

Proforma	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2010	2009	2010	2009
Sales	$70,695,518	$57,704,974	$133,904,554	$99,510,940
Cost of Goods Sold	50,515,589	41,920,866	94,923,669	73,140,166
Gross Profit	20,179,929	15,784,108	38,980,885	26,370,774
Operating Expenses	5,602,683	4,512,118	10,793,945	9,043,390
Income from Operations	14,577,246	11,271,990	28,186,940	17,327,384
Other Income (Expense), net	2,079,182	-7,016,297	-4,894,630	-9,278,582
Income before Income Tax	16,656,428	4,255,693	23,292,310	8,048,802
Income tax expense	2,831,526	1,130,495	1,516,422	781,381
Net Income	$13,824,902	$3,125,198	$21,775,888	$7,267,421

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

For the years ended June 30, 2010 and 2009, the Company has two reportable segments: PRC, and US. We analyze our worldwide operations based on two geographic reportable segments: 1) “PRC” which consists of our facilities Located in the People’s Republic of China (PRC) and 2) ”US” which consists of our Fayetteville, Tennessee, (US), and Telford, England, (UK) facilities.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

The PRC segment, through Dalian, Jinchuan and Hongtai manufacturing facility, is engaged in developing, designing, manufacturing, marketing and distributing copper-clad bi-metallic engineered conductor products, principally copper-clad aluminum (CCA) and primarily services the Asia-Pacific region, and specifically the PRC market.

The US segment, consisting of two manufacturing facilities, one in Fayetteville, Tennessee, USA and a second in Telford, England, are engaged in developing, designing, manufacturing, marketing and distributing copper-clad bimetallic engineered conductor products, principally CCA and copper-clad steel (CCS) and primarily services the North and South American, European, Middle Eastern and North African markets. Due to the size of the UK operations, the Company combined it with the US operation as one segment.

The below table illustrates the composition of the UK operations:

	For the six months ended June 30, 2010	For the six months ended June 30, 2009
Revenue	$2,285,317	$1,398,157
Net income (loss)	60,032	(186,234)

	For the three months ended June 30, 2010	For the three months ended June 30, 2009
Revenue	$1,135,015	$701,437
Net income (loss)	27,590	(156,979)

	June 30, 2010	December 31, 2009
Assets	$2,950,494	$2,673,254

The Company evaluates segment performance and allocates resources based on segment gross profit and segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.

Corporate operating expenses are primarily stock-based compensation, professional fees and outside service expenses.

Analysis of reportable segments (management information):

For the six months ended June 30, 2010
	PRC	US	Corporate	Eliminations	Total
Revenues	$103,097,984	$27,425,876	$-	$(1,968,652)	$128,555,208
Gross Profit	33,556,710	3,854,703	-	-	37,411,413
Selling, general and administrative expenses	5,727,972	2,656,730	2,151,494	-	10,536,196
Operating income (loss)	27,828,738	1,197,973	(2,151,494)	-	26,875,217
Capital expenditures	1,594,149	142,246	-	-	1,736,395
Depreciation expense (Included in cost of goods sold and Operating expense)	$4,848,652	$973,632	$-	$-	$5,822,284

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

For the three months ended June 30, 2010
	PRC	US	Corporate	Eliminations	Total
Revenues	$55,733,198	$14,119,871	$-	$(847,703)	$69,005,366
Gross Profit	17,542,417	2,047,730	-	-	19,590,147
Selling, general and administrative expenses	3,057,711	1,319,864	1,148,785	-	5,526,360
Operating income (loss)	14,484,706	727,866	(1,148,785)	-	14,063,787
Capital expenditures	347,236	126,666	-	-	473,902
Depreciation expense (Included in cost of goods sold and Operating expense)	$2,574,346	$485,189	$-	$-	$3,059,535

For the six months ended June 30, 2009
	PRC	US	Corporate	Eliminations	Total
Revenues	$65,817,481	$17,649,847	$-	$90,753	$83,558,081
Gross Profit	20,888,875	1,503,180	-	-	22,392,055
Selling, general and administrative expenses	3,493,460	2,931,883	2,100,821	-	8,526,164
Operating income (loss)	17,395,415	(1,428,703)	(2,100,821)	-	13,865,891
Capital expenditures	5,353,890	255,645	-	-	5,609,535
Depreciation expense (Included in cost of goods sold and Operating expense)	$3,780,340	$832,065	$-	$-	$4,612,405

For the three months ended June 30, 2009
	PRC	US	Corporate		Eliminations	Total
Revenues	$39,480,037	$8,879,618	$		$(58,110)	$48,301,545
Gross Profit	12,229,639	1,223,041				13,452,680
Selling, general and administrative expenses	1,829,642	1,335,836		1,088,297		4,253,775
Operating income (loss)	10,399,997	(112,795)		(1,088,297)		9,198,905
Capital expenditures	100,857	78,280				179,137
Depreciation expense (Included in cost of goods sold and Operating expense)	$2,046,456	$468,741	$		$	$2,515,197

	PRC	US	Corporate	Total
As of June 30, 2010
Property, plant and equipment, net	$119,715,464	$11,249,468	$-	$130,964,932

Total assets	$300,888,155	$28,990,694	$18,190,668	$348,069,517

As of December 31, 2009
Property, plant and equipment, net	$105,190,257	$12,195,309	$-	$117,385,566

Total assets	$254,054,799	$25,902,180	$14,777,086	$294,734,065

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 21 – Supplemental information for cash flow statement

The Company acquired Jinchuan on February 5, 2010 with first payment amounting to $5,075,000 paid on the same date and a contingent liability that amounted to $5,075,000 to former Jinchuan shareholders.

The Company acquired Hongtai on May 31, 2010 with payment amounting to $1,300,000 paid on June 1, 2010 and issued an additional $2.6 million in restricted stock.

See Note 19 – Business Combination for detail.

Note 22 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date which the consolidated financial statements were available to be issued.

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

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi Copperweld, Inc., (ii) Fushi Holdings, Inc., (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iv) Dalian Jinchuan Power Cable Co., Ltd. (“Jinchuan”); (v) Shanghai Hongtai Industrial Co., Ltd.( “Hongtai”) (vi) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (vii) Copperweld Holdings, LLC, (viii) Copperweld Bimetallic, LLC (“Copperweld”) and (ix) Copperweld Bimetallics UK, LLC. Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum (CCA) and copper-clad steel (CCS) products. Our products are primarily used in the telecommunications, electrical utility, and transportation industries, and are sold as conductor components in the broadband wire and cable market, and finished products in the electrical utility and transportation markets.  Our products significantly reduce the amount of copper required to manufacture a conductor, and since copper is expensive; we significantly reduce conductor costs through the addition of an aluminum or steel core.  CCA and CCS conductors are generally used as substitutes for solid copper conductors where either cost savings or specific electrical and/or physical attributes are either required or desired.  In the second fiscal quarter of 2010, our products were sold to over 400 customers in over 30 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi™,” and sell either directly to cable manufacturers or through distributors or sales agents to end-users.

Although we are engaged in one line of business, as a result of the differing markets served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, we analyze our worldwide operations based on two geographic reportable segments: 1) “PRC” which consists of our facilities located in the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, US, and Telford, England, (UK) facilities.

We believe we have a strong market position in all markets in which we compete due to the quality of our products, superior customer service, geographic and customer diversity and our ability to deliver superior products while operating as a low cost provider.  As a result, we believe we are now one of the leading producers of bimetallic wire products in the world and are one of the market leaders in North America, Europe, Northern Africa, the Middle East and the People’s Republic of China.  We continue to expand within current and developing markets and create shareholder value by:

•	Investing in organic and inorganic growth in both infrastructure-based and fast-growing markets;

•	Focusing on new, higher-margin products, applications and markets through investment in new machinery and research and development;

•	Improving business processes throughout the Company by focusing on key performance indicators and operational excellence;

•	Strategically hiring and developing talent, to improve the effectiveness of our performance management processes; and

•	Protecting and enhancing the Fushi Copperweld brand.

To accomplish these goals, we are focused on continuously improving operational efficiency in areas we view to be vital: quality, pricing, delivery, cost, customer service and innovation. We also take an opportunistic approach to achieving our goals, and thus, we seek acquisitions of businesses which facilitate overall growth and cash flows for the Company.

We manufacture, market and distribute bimetallic conductors (two-metal conductors).  These bimetallic conductors are primarily CCA and CCS.  Both CCA and CCS are either aluminum or steel cores, surrounded by an outer layer of pure copper, resulting in a composite bimetallic conductor. The copper sheath, through our processing methods, is metallurgically “bonded” to the core metal.  The amount of copper-metal used in cladding the core-metal varies widely, and is based on customers’ needs.  However, bimetallic conductors, compared to solid copper conductors, can reduce the amount of copper used by as much as 90% by volume, or 73% by weight which is a considerable cost savings for our customers - wire and cable manufactures - and end-users of their products. For many applications, bimetallic conductors offer significant advantages over copper wire. Manufacturers in the wire and cable industry have increasingly pursued and considered alternative technologies such as bimetallics due to performance and economic considerations.  Relative to traditional copper conductors, bimetallic conductors offer greater value to a variety of customers.  Because of the benefits of bimetallic conductors, we believe there are substantial opportunities to capture increased market share in applications that have historically been dominated by solid copper wire.

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

While the pricing volatility of our raw materials, especially copper, is a primary cause of cost variations in our products, changes in raw material costs do not materially affect our dollar earnings on a per pound basis. Although an increase in the price of raw materials may serve to reduce our gross margins as a percentage of net sales, likewise, a decline in raw material prices may increase our gross margin as a percentage of net sales. We generally pass the cost of price changes in our raw materials to our customers rather than the percentage changes. We establish prices for our products based on market factors and our cost to produce our products. Typically, we set a base price for our products to our customers with an understanding that as prices of raw materials change, primarily for copper but also for aluminum and steel, we will pass the change through to our customers. Therefore, when prices of raw material increase, our prices to our customers increase and the amount of our total net sales increases while the dollar amount of our gross margin remains relatively stable.  As a result, the impact on earnings per share from volatile raw material prices is minimal, although there are timing delays of varying lengths depending upon volatility of metals prices, the type of product, competitive conditions and particular customer arrangements.

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

Highlights for the three months ended June 30, 2010 include:

•	GAAP net income increased 760.0% to $13.4M or $0.35 per diluted share compared to the three months ended June 30, 2009, adjusted net income increased 74.5% to $12.4M or $0.33 per diluted share;

•	Metric tons of volume shipped from our US segment increased 28.6% compared to the second quarter of 2009;

•	Added 8,200 metric tons of additional capacity of CCS at our Dalian facility;

•	Operating income margin increased 140 basis points from 19.0% to 20.4% of revenues;

•	Returned to profitability at Fayetteville facility; generated approximately $0.6 million of net income; and

•	Closed acquisition of Hongtai to establish new facility in Yixing, China.

Current Business Environment and Outlook for the Remainder of 2010:

We continue to see strengthening of demand for our products throughout the globe despite a slower than expected economic recovery in certain regions and a decrease in telecommunication infrastructure projects, specifically the 3G build-out, in China. We continue to persistently and systematically pursue potential organic and inorganic growth opportunities throughout the globe. Although delays in large-scale infrastructure projects could impact certain markets in the short-term, we think the following macro-level trends will positively impact our business and offer us opportunities to enhance profitability and capture new business in the context of improving global economic conditions:

•	Government stimulus packages focused on infrastructure: high-speed railways, transmission and distribution and power grid build out;

•	Worldwide underlying long-term growth trends in the electric utility and infrastructure markets;

•	Population growth in developing countries with growing middle classes which influence demand for wire and cable; and

•	Continuing demand for cost effective, energy saving alternatives.

In order to capture the growth opportunities, we will focus on driving profitability by continuing to streamline our organizational structure and business procedures, increasing operational efficiency and optimizing operating processes, while managing production costs and operating expenses.

In addition, we are seeking to continue to develop the high potential utility and transportation markets, to enhance productivity and to expand our sales of higher margin products.  We view the market for CCA and CCS wires and cables within the utilities market to be worldwide. We continue to educate the PRC market on the benefits of CCS for the utilities market. With our recent announcement that 8,200 metric tons of CCS production is now online at our PRC facility, we have begun to target this market more aggressively. Furthermore, we believe the acquisition of Jinchuan will accelerate our expansion into the power cable industry by allowing us to provide our products to the early adopters, both suppliers and customers, more quickly.

We recently closed the acquisition of Hongtai, which is a leading manufacturer of CCA and copper-clad aluminum magnesium alloy, or CCAM, and serves Southeast China’s telecommunication, utility and industrial wire needs. This acquisition adds to our production capacity and ancillary drawing and finishing capabilities for CCA and CCAM products, and provides additional opportunities with respect to over 100 telecom and power wire and cable manufacturers in Eastern and Southeastern China.

Meanwhile, we are also working to strengthen sales management and customer relations. We will seek to consolidate our relationships with our best customers, stop or suspend selling to customers that pose significant credit risk, and develop new customers cautiously.  In addition, as part of our ongoing efforts to reduce total operating costs, we continuously improve our ability to efficiently utilize existing and new manufacturing capacity to manage expansion and growth. We believe that effectively utilized manufacturing assets and economy of scale generated, will help offset high raw material prices and dilute overhead over time, thus improving profitability.

We actively seek to identify and promptly respond to key economic and industry trends in order to capitalize on expanding niche markets for our products and possibly entering into new markets both down and up stream, in order to achieve better returns.  We have the resources, technology, working capital and capacity to meet growing market demands.  Over the long-term, we believe that we are well positioned to benefit from the growth opportunities in China and throughout the world.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars:

(in millions, except percentages)	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2010	2009	% Change	2010	2009	% Change
Revenues	$69.0	$48.3	42.9%	$128.6	$83.6	53.9%
Gross Profit	19.6	13.5	45.2%	37.4	22.4	67.0%
Selling, general and administrative expenses	5.5	4.3	27.9%	10.5	8.5	23.5%
Operating Income	14.1	9.2	53.3%	26.9	13.9	93.5%
Income Before Taxes	16.1	2.2	631.8%	22.0	4.6	378.3%
Net Income Tax Provision	(2.7)	(0.6)	350.0%	(1.2)	0.1	-1300.0%
Net Income	$13.4	$1.6	737.5%	$20.8	$4.7	342.6%

Comparison of the Three Months Ended June 30, 2010 and June 30, 2009:

Net Sales by Segment

The following tables set forth net sales in millions and metric tons (MT) of copper-clad products sold by each of our reporting segments on a combined basis:

Net Sales
	Net Sales
(in millions, except percentage)	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
PRC	$54.9	79.6%	$39.4	81.6%	$15.5	39.3%
US	14.1	20.4%	8.9	18.4%	5.2	58.4%
Total net sales	$69.0	100.0%	$48.3	100.0%	$20.7	42.9%

	Metric Tons Sold
	Three Months Ended June 30,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
PRC *	7,454	74.7%	9,060	82.2%	-1,606	-17.7%
US	2,520	25.3%	1,960	17.8%	560	28.6%
Total sales volume*	9,974	100.0%	11,020	100.0%	-1,046	-9.5%

* Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

Net sales were $69.0 million in the second quarter of 2010, compared to $48.3 million in the same period of last year. Organic growth excluding the impact of the acquisition of Jinchuan during the quarter was 22.0%. The $20.7 million increase in net sales was primarily driven by continued improvement in global demand, higher average selling prices which was partially due to increased copper prices, and incremental contributions from recent acquisition.

The PRC segment experienced an increase of 39.3% in net sales for the second quarter ended June 30, 2010 compared to the similar period of 2009. The increase in PRC net sales is due to a 40.9% increase in average selling prices as a result of higher acquisition costs of raw materials and the inclusion of Jinchuan, which contributed $9.1 million in net sales, partially offset by a 17.7% drop in volume primarily as a result of the slowdown in capital spending related to China’s 3G build-out. For the remainder of the year and beyond, we expect continued expansion into the telecommunication and utility markets as delays in government spending on infrastructure related build-out, specifically the 3G build-out, subside and installation of CCS cladding capacity. In addition, the acquisition of Jinchuan allows us to process our products further downstream and provides a strategic expansion into the utility market sub-segment.

The US segment experienced an increase of 58.4% in net sales for the second quarter of 2010 compared to the second quarter of 2009. The increase is primarily due to a (i) 28.6% volume increase, (ii) 26.6% increase in average selling price resulting from a higher acquisition cost of raw materials and (iii) the increase in the utilization rate from 26.1% to 33.0%. We continued to see strengthening of global demand throughout the second quarter and believe global infrastruture investment will continue.

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales
	Three Months Ended June 30,
(in millions, except percentages)	2010		2009
	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Telecommunication	$28.1	40.7%	$23.1	47.8%	5.0	21.6%
Utility	38.2	55.3%	22.1	45.8%	16.1	72.9%
Transportation	1.1	1.6%	0.4	0.8%	0.7	175.0%
Other	1.6	2.4%	2.7	5.6%	-1.1	-40.7%
Total net sales	$69.0	100.0%	$48.3	100.0%	20.7	42.9%

The following table presents the breakdown of metric tons (MT) of copper-clad products shipped to customers by industry:

	Three Months Ended June 30,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
Telecommunication	4,883	49.0%	5,294	48.0%	-411	-7.8%
Utility *	4,518	45.3%	4,887	44.4%	-369	-7.6%
Transportation	147	1.5%	64	0.6%	83	129.7%
Other	426	4.2%	775	7.0%	-349	-45.0%
Total sales volume *	9,974	100.0%	11,020	100.0%	-1,046	-9.5%

* Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

During the quarter ended June 30, 2010, our copper-clad wire sales to the telecommunication markets decreased by 411 metric tons, or 7.8%, compared to the same period in 2009 due to a slowing in the 3G build-out in China and was partially offset increased demand within the Americas and Europe.

Utility sales of copper-clad products in volume decreased by 369 metric tons, or 7.6%, in the second quarter 2010 compared to the similar period in 2009. The 72.9% increase in net sales in dollar amount to the utility markets was primarily attributable to higher average selling price and the inclusion of the Jinchuan acquisition which contributed $9.1 million in sales. The acquisition of Jinchuan allows us to process our products further downstream and provides a strategic expansion into the utility market sub-segment.

Capacity and Metric Tons Sold

The following table summarizes installed cladding capacities and output for the three month period ended June 30, 2010:

	Three Months Ended June 30, 2010
	PRC		US
(MT)	Capacity (MT)	Sold (MT)	Capacity (MT)	Sold (MT)
CCA	10,000	7,303	3,062	868
CCS	2,050	19	4,274	1,618
Total	12,050	7,322	7,336	2,486

We successfully installed 8,200 MT of CCS cladding capacity at our Dalian facility within the PRC segment at the onset of the second quarter of 2010. This additional capacity is targeted for the telecommunications, electric utilities and transportation industries in Asia where we believe there is significant demand for CCS. We are currently working with our customers to increase demand for CCS at our Dalian facility to further accelerate our growth.

Net Sales by Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products shipped to customers by product mix:

	Metric Tons Sold
	Three Months Ended June 30,
	2010		2009
(MT)	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
CCA	8,171	81.9%	9,309	84.5%	-1,138	-12.2%
CCS	1,637	16.4%	1,479	13.4%	158	10.7%
Others *	166	1.7%	232	2.1%	-66	-28.4%
Total net sales *	9,974	100.0%	11,020	100.0%	-1,046	-9.5%

* Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

CCA sales volume from our PRC segment decreased by 19.3%, or 1,525 metric tons in the second quarter of 2010 compared to the same period in 2009 due to the slowdown of China’s 3G build-out. However, the CCA sales volume from our Fayetteville facility increased by 80.6%, or 387 metric tons in the second quarter of 2010 compared to the same period in 2009 due to strengthening global demand.

CCS sales volume from our US facility increased by 10.4%, or 154 metric tons in the second quarter of 2010 compared to the same period in 2009, primarily due to increased demand within the domestic US and other geographical areas.

Our overall sales volume decreased 9.5%, or 1,046 metric tons in the second quarter 2010 compared to the same period of 2009. While we experienced some slowdown within certain sectors, such as 3G network build-out, compared to the prior year’s period we continue to see high demand for certain bimetallic products for other applications within the telecom industry, as well as the utility and transportation industries in some of the more inland, rural areas in China as government initiatives place a premium on the development of these regions.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
Gross Profit	$19.6	$13.5	$6.1	45.2%
Gross Margin	28.4%	27.9%		0.5%

Gross profit was $19.6 million in the quarter ended June 30, 2010 compared to $13.5 million in the same period of 2009, representing an increase of 45.2%. Gross margin for our Dalian facility increased to approximately 34.3% versus 31.0% for the year ago period.  The increase can be attributed to a better product mix and improved pricing discipline within the wire and cable industry as a whole.  The gross margin for our Fayetteville facility decreased from 15.5% during the three months ended June 30, 2009 to 14.6% during the quarter ended June 30, 2010, primarily due to higher raw material prices and partially offset by benefits of operational leverage gained as a result of cost savings initiatives.

Selling Expenses

	Three Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
Selling Expenses	$1.4	$1.1	$0.3	27.3%
as a percentage of net sales	2.0%	2.2%		-0.2%

Selling expenses were $1.4 million in the quarter ended June 30, 2010 compared to $1.1 million in the similar period in 2009, representing an increase of 27.3%. This increase is primarily due to increased global sales efforts and an increase in costs resulting from the acquisitions of Jinchuan and Hongtai, partially offset by cost savings initiatives. As a percentage of net sales, selling expenses decreased from 2.2% in the second quarter of 2009 to 2.0%.

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
General and Administrative Expenses	$4.2	$3.2	$1.0	31.3%
as a percentage of net sales	6.0%	6.6%		-0.6%

General and administrative expenses were $4.2 million in the quarter ended June 30, 2010 compared to $3.2 million in the same period in 2009, representing an increase of 31.3%, or $1.0 million. This increase is primarily due to the acquisitions of Jinchuan and Hongtai, partially offset by cost savings initiatives. As a percentage of net sales, general and administration expenses decreased from 6.6% in the second quarter of 2009 to 6.0% in the same period of 2010 primarily due to increased revenues and benefits of operational leverage.

Operating Income

The following table sets forth operating income by segment:

	Three Months Ended June 30,
(in millions, except percentage)	2010		2009
	Amount	% of Operating income	Amount	% of Operating income	Dollar Change	% Change
PRC	$14.5	102.8%	$10.4	113.0%	$4.1	39.4%
US	$0.7	5.0%	$(0.1)	-1.0%	$0.8	800%
Corporate	$(1.1)	-7.8%	$(1.1)	-12.0%	$0.0	-
Total operating income	$14.1	100.0%	$9.2	100.0%	$4.9	53.3%

Total operating income was $14.1 million in the quarter ended June 30, 2010 compared to $9.2 million in the same period of 2009, representing an increase of 53.3%, or $4.9 million. This increase is primarily due to a significant increase of revenues and operating profit contributed by our PRC segment of $15.5 million and $4.1 million, respectively. The operating income within our US segment was $0.7 million compared with a deficit of $0.1 million in the same period of last year due to sales growth and benefits of operational leverage from cost savings initiatives implemented during the course of 2009.

Other Income (Expense)

Interest income (expenses)
	Three Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
Interest Income	$0.2	$0.1	$0.1	100.0%
Interest (Expense)	$-	$(1.5)	$1.5	100.0%
Net Interest Income / (Expense)	$0.2	$(1.4)	$1.6	114.3%
as a percentage of net sales	0.3%	-2.9%		3.2%

Net interest income was $0.2 million in the quarter ended June 30, 2010 compared to interest expenses of $1.4 million in the same period of 2009. The change is primarily the result of the repayment of the revolving credit line at our US operations in the first quarter of 2010 and repurchase and retirement of the Company’s Senior Secured Convertible Notes and Senior Secured Floating Rate Notes Due 2012.

Tax

	Three Months Ended June 30, 2010
(in millions, except percentage)	PRC	US	Parent Company	Consolidated
Profit (Loss) before income tax	$16.3	$0.6	$(0.8)	$16.1
Income tax expense (credit)	$2.8	-	(0.1)	2.7
Profit (loss) after income tax	$13.5	$0.6	$(0.7)	$13.4

Profit before tax for PRC was $16.3 million in the three months ended June 30, 2010 with profits from the US segment before tax of $0.6 million. Loss at the parent company level was $0.8 million. On a consolidated basis, profit before tax was $16.1 million in the three months ended June 30, 2010 and we recognized a net tax expense of $2.7 million. The effective tax rate on a consolidation basis for this quarter was 16.7%

Net Income

	Three Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
Income Before Taxes	$16.1	$2.2	$13.9	631.8%
Provision for Income Taxes	$2.7	$0.6	$2.1	350.0%
Net Income After Taxes	$13.4	$1.6	$11.8	737.5%
as a percentage of net sales	19.5%	3.2%		16.3%

Net income was $13.4 million in the quarter ended June 30, 2010 compared to $1.6 million in the same period in 2009, representing an increase of 737.5%. As a percentage of net sales, net income increased from 3.2% in the second quarter of 2009 to 19.5% in the same period of 2010. The increase can be attributed to higher revenues, increased margins, acquisition gains and fewer expenses tied to changes in derivative liabilities.

Earnings per Share

	Three Months Ended June 30,
	2010	2009
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$13,439,809	$1,562,700
Basic Weighted Average Number of Shares	37,343,714	27,827,838
Net Income per Share – Basic	$0.36	$0.06
Net Income for Diluted Earnings Per Share	$13,439,809	$1,562,700
Diluted Weighted Average Number of Shares	37,991,800	28,323,611
Net Income per Share – Diluted	$0.35	$0.06

Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2010, were $0.36 and $0.35, respectively, compared to $0.06 and $0.06, respectively, for the comparable period in 2009.

Comparison of the Six Months Ended June 30, 2010 and June 30, 2009:

Net Sales by Segment

The following tables set forth net sales in millions and metric tons (MT) of copper-clad products sold by each of our reporting segments on a combined basis:
	Net Sales
	Six Months Ended June 30,
	2010		2009
(In millions, except percentage)	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
PRC	$101.2	78.7%	$65.8	78.7%	$35.4	53.8%
US	27.4	21.3%	17.8	21.3%	9.6	53.9%
Total net sales	$128.6	100.0%	$83.6	100.0%	$45.0	53.8%

	Six Months Ended June 30,
	2009		2009
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
PRC*	14,122	74.0%	14,947	78.7%	-825	-5.5%
US	4,952	26.0%	4,054	21.3%	898	22.2%
Total sales volume *	19,074	100.0%	19,001	100.0%	73	0.4%

 * Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

Net sales increased 53.8% over the same period one year earlier. The drivers behind this performance remain the continued infrastructure build-out occurring in the developing nations of the world and a preference among buyers for high quality bimetallic solutions as a cost effective alternative to pure copper solutions.

The PRC segment experienced an increase of 53.8% in net sales for the six months ended June 30, 2010 relative to the comparable 2009 periods. The increase in PRC net sales for the six months ended June 30, 2010, is primarily due to a 41.1% increase in the average selling price of our products as a result of higher metal prices relative to the comparable 2009 periods. We generally pass the cost of price changes in raw materials to our customers and set the base price for our products. The increase of PRC segment sales was also due to the inclusion of Jinchuan, which contributed $13.4 million of net sales in the first six months of 2010.

The US segment experienced a significant recovery in net sales, resulting in an increase of 53.9% for the six months ended June 30, 2010 relative to the comparable 2009 period. The increase in US segment net sales for the six months ended June 30, 2010 compared to the prior year period is primarily the result of a 22.2% increase in metric tons shipped and a 26.6% increase in the average selling price. In line with the trend we began to see during the first quarter of 2010, the increase was the result of improving market conditions primarily in the Americas and Europe.

Metric tons sold increased 0.4% over the same period one year earlier primarily due to the strong volume recovery of 22.2% in metric tons sold from our US segment partially offset by a 5.5% decrease in our PRC segment.

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales
	Six Months Ended June 30,
	2010		2009
(In millions, except percentage)	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Telecommunication	$53.1	41.3%	$37.7	45.1%	$15.4	40.8%
Utility	67.8	52.7%	41.0	49.0%	26.8	65.4%
Transportation	1.7	1.0%	0.8	1.0%	0.9	112.5%
Other	6.0	5.0%	4.1	4.9%	1.9	46.3%
Total net sales	$128.6	100.0%	$83.6	100.0%	$45.0	53.8%

The following table presents the breakdown of metric tons shipped to customers by industry:

	Net Sales
	Six Months Ended June 30,
	2010		2009
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
Telecommunication	9,234	48.4%	8,762	46.1%	472	5.4%
Utility*	8,221	43.1%	8,915	46.9%	-694	-7.8%
Transportation	221	1.2%	124	0.7%	97	78.2%
Other	1,398	7.3%	1,200	6.3%	198	16.5%
Total sales volume *	19,074	100.0%	19,001	100.0%	73	0.4%

* Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

During the six months ended June 30, 2010, our copper-clad sales to the telecommunication markets increased by 472 metric tons, or 5.4%, compared to the same period in 2009 driven by increased demand with our US segment and partially offset by a slight decline in our PRC segment.

Utility sales of copper-clad products in volume decreased by 694 metric tons, or 7.8%, in the second quarter 2010 compared to the similar period in 2009. The 65.4% increase in net sales in dollar amount to the utility markets was primarily attributable to higher average selling prices and the inclusion of the Jinchuan acquisition which contributed $13.4 million in sales.

Capacity and Metric Tons Sold

The following table summarizes installed cladding capacities and output for the six months ended June 30, 2010:

	Six Months Ended June 30, 2010
	PRC		US
(MT)	Capacity	Sold	Capacity	Sold
CCA	20,000	13,840	6,124	1,661
CCS	4,100	32	8,547	3,225
Total	24,100	13,872	14,739	4,886

Net Sales by Product Mix

	Metric Tons Sold
	Six Months Ended June 30,
	2010		2009
(MT)	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
CCA	15,501	81.3%	15,631	82.3%	-130	-0.8%
CCS	3,257	17.1%	3,064	16.1%	193	6.3%
Others	316	1.6%	306	1.6%	10	-3.3%
Total sales volume	19,074	100.0%	19,001	100.0%	73	0.4%

The sales of CCA in volume from our PRC segment decreased by 5.6%, or 817 metric tons in the first half year of 2010 compared to the same period in 2009 due primarily to a slowdown of China’s 3G build-out. However, the sales of CCA and CCS in volume from our US segment increased by 70.5%, or 687 metric tons, and 5.8%, or 180 metric tons, in the first half year of 2010 compared to the same period in 2009, respectively. This increase is primarily due to strengthening of global demand.

Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
Gross Profit	$37.4	$22.4	$15.0	67.0%
Gross margin	29.1%	26.8%		2.3%

Gross profit increased $15.0 million or 67.0% for the six months ended June 30, 2010 compared to the comparable period in 2009. As a percentage of net sales, gross margin increased from 26.8% in the first half year of 2009 to 29.1% in the same period of 2010, primarily due to a better product mix and improved pricing discipline within wire and cable industry.

Selling Expenses

	Six Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
Selling Expenses	$2.6	$2.3	$0.3	13.0%
as a percentage of net sales	2.0%	2.7%		-0.7%

Selling expenses increased $0.3 million or 13.0% for the six months ended June 30, 2010 compared to the comparable period in 2009. As a percentage of net sales, selling expenses decreased from 2.7% in the first half year of 2009 to 2.0% in the same period of 2010, primarily due to the strong sales growth.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
General and Administrative Costs	$7.9	$6.2	$1.7	27.4%
as a percentage of net sales	6.1%	7.4%		-1.3%

General and administrative expenses increased $1.7 million or 27.4% for the six months ended June 30, 2010 compared to the same period in 2009 primarily resulting from expenses related to the acquisitions of Jinchuan and Hongtai. As a percentage of net sales, general and administrative expenses decreased from 7.4% in the first half year of 2009 to 6.1% in the same period of 2010, primarily due to the strong sales growth and cost savings initiatives.

Operating Income

The following table sets forth operating income by segment:

	Six Months Ended June 30,
	2010		2009
(in millions, except percentage)	Amount	% of operating income	Amount	% of operating income	Dollar Change	% Change
PRC	$27.8	103.3%	$17.4	125.2%	$10.4	59.8%
US	$1.2	4.4%	$(1.4)	-10.1%	$2.6	185.7%
Corporate	$(2.1)	-7.7%	$(2.1)	-15.1%	$-	-%
Total operating income	$26.9	100.0%	$13.9	100.0%	$13.0	93.5%

Operating income in the six months ended June 30, 2010 increased approximately $13.0 million, or 93.5%, compared to the same period in 2009, which was primarily due to higher sales and cost savings.

The operating income in the PRC segment increased approximately $10.4 million, or 59.8%, in the six months ended June 30, 2010, when compared to the same period in 2009, primarily due to a strong sales growth and the inclusions of income from acquisitions made in 2010.

The operating income in the US segment increased approximately $2.6 million in the six months ended June 30, 2010, when compared to the same period in 2009, primarily, as a result of 53.9% increase in terms of sales.

Other Income (Expense)

Interest Income (Expense)

	Six Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
Interest Income	$0.4	$0.2	$0.2	100.0%
Interest Expense	$(0.5)	$(3.0)	$2.5	-83.3%
Net Interest Expense	$(0.1)	$(2.8)	$2.7	-96.4%
as a percentage of net sales	-0.1%	-3.3%		3.2%

Net interest expense was $0.1 million in the six months ended June 30, 2010 compared to $2.8 million in the same period of 2009. The change is primarily the result of the repayment of the Company’s short term bank loans in 2009 and the repurchase and retirement of the Company’s Senior Secured Convertible Notes and Senior Secured Floating Rate Notes Due 2012 in the fourth quarter of 2009 and the first quarter of 2010, respectively.

Tax

Profit before tax for Dalian was $33.1 million for the six months ended June 30, 2010, with profit from Fayetteville and Telford before tax of $1.0 million.  Loss at the Fushi Copperweld parent company level was $12.1 million primarily due to interest expense and loss on extinguishment of high yield notes, loss on the unwinding of derivative instruments as well as professional fees and outside service expenses. On a consolidated basis, profit before tax was $22.0 million and we recognized a net tax expense of $1.2 million.

	Six Months Ended June 30, 2010
(in millions)	Dalian	Fayetteville & Telford	Parent Company	Consolidated
Profit (loss) before income tax	33.1	1.0	(12.1)	22.0
Income tax expense (credit)	4.7	-	(3.5)	1.2
Profit after income tax	28.4	1.0	(8.6)	20.8

The amount of taxable income that the US companies must generate in order to recover the $15,248,484 deferred tax asset balance at June 30, 2010, is approximately $44.8 million in the next 20 years.  As of June 30, 2010, the accumulated pretax loss was $50.9 million, of which $48.5 million is incurred by the parent company, Fushi Copperweld, and only $2.4 million incurred by our operations at the our Fayetteville facility. The parent company does not generate revenues and its expenses have historically primarily included interest expenses on the High Yield Notes, stock-based compensation, changes in fair value of derivative liabilities related to Convertible Notes conversion options, hedge and warrants, as well as professional fees and outside service expenses.

Net Income

	Six Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
Income Before Taxes	$22.0	$4.6	$17.4	378.3%
(Benefit) Provision for Income Taxes	$1.2	$(0.1)	$1.3	-1300.0%
Net Income After Taxes	$20.8	$4.7	$16.1	342.6%
as a percentage of net sales	16.2%	5.6%		10.6%

Net income was $20.8 million in the six months ended June 30, 2010 compared to $4.7 million in the same period in 2009, representing an increase of 342.6%. As a percentage of net sales, net income increased from 5.6% in the first half year of 2009 to 16.2% in the same period of 2010. The increase can be attributed to higher revenues, increased margins, acquisition gains and fewer expenses tied to changes in derivative liabilities.

Earnings Per Share

	Six Months Ended June 30,
	2010	2009
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$20,810,569	$4,663,617
Basic Weighted Average Number of Shares	36,016,078	27,696,388
Net Income per Share - Basic	$0.58	$0.17
Net Income for Diluted Earnings Per Share	$20,810,569	$4,663,617
Diluted Weighted Average Number of Shares	36,633,668	28,054,226
Net Income per Share - Diluted	$0.57	$0.17

Basic and diluted earnings per share (EPS) for the six months ended June 30, 2010, were $0.58 and $0.57, compared to $0.17 and $0.17 for the same period last year.

Selected Balance Sheet Data at June 30, 2010 (unaudited) and the year ended December 31, 2009:

	Selected Balance Sheet Data
	June 30, 2010	December 31, 2009	Change
(in millions, except percentage)	Unaudited		Dollar	%
Cash	$73.8	$60.6	$13.2	21.8%
Accounts Receivable, net	$64.1	$67.3	$(3.2)	-4.8%
PP&E (a)	$131.0	$117.4	$13.6	11.6%
Total Assets	$348.1	$294.7	$53.4	18.1%
Short Term Debt	$-	$14.0	$(14.0)	-100.0%
Long Term Debt	$0.1	$32.7	$(32.6)	-99.7%
Shareholders' Equity	$326.4	$237.0	$89.4	37.7%

For breakdown of plant and equipment, please refer to footnote Note–5 for details.

Our financial condition continues to improve as measured by an increase of 37.7% in shareholders’ equity during the six months of 2010 compared to December 31, 2009. Cash increased 21.8% during the period primarily due to the net proceeds from our public offering consummated in February 2010, and the strong sales, which were partially offset by repayment of $25.0 million of our long term loans. Accounts receivable decreased 4.8% as a result of collection of long-time outstanding receivables. We repurchased and cancelled the Senior Secured Floating Rate Notes Due 2012 in March 2010, resulting in a long-term liability of $0.1 million as at June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At June 30, 2010, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, we used funds from our public offering in the first quarter to recapitalize our non-PRC operations and plan on securing new working capital lines for non-PRC operations as necessary as our sales increases and our working capital needs grow.

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

In summary, our cash flows were:

	Six Months Ended June 30,
(in millions)	2010	2009
Net cash provided by operating activities	$10.0	$4.5
Net cash used in investing activities	$(14.0)	$(5.3)
Net cash provided by (used in) financing activities	$16.7	$(14.9)
Effect of exchange rate on cash	$0.6	$(0.0)
Cash and cash equivalents at beginning of period	$60.6	$65.6
Cash and cash equivalents at end of period	$73.8	$49.9

For the six months ended June 30, 2010, net cash provided by operating activities was $10.0 million, an increase of $5.5 million compared to the same period in 2009, reflecting a significant improvement in operating cash flow year over year.  The favorable change is primarily attributable to an increase in net income of $16.1 million and a $16.4 million decrease in accounts receivables, partially offset by a $28.0 million increase in current advance to suppliers.

For the six months ended June 30, 2010, net cash used in investing activities was $14.0 million, and was primarily attributable to the $5.075 million of acquisition costs associated with Jinchuan, the $1.3 million of acquisition costs associated with Hongtai, and the $5.65 million payment for the unwinding of a cross currency hedge.

For the six months ended June 30, 2010, net cash provided by financing activities was of $16.7 million, which was primarily attributable to the net proceeds of $56.4 million from stock issuance during the first quarter of 2010, partially offset by a $35.6 million payment to retire our Senior Secured Floating Rate Notes Due 2012 and the repayment of the revolving credit line at our US operations in the first quarter of 2010.

At June 30, 2010, our cash balance was $73.8 million compared to $49.9 million at June 30, 2009 and $60.6 million at December 31, 2009.

Days sales outstanding (DSO) has decreased from 117 days at December 31, 2009, to 92 days at June 30, 2010, while days payable outstanding (DPO) decreased to 11 days as of June 30, 2010, from 20 days at December 31, 2009.

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

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2009	Six months ended June 30, 2010
Customer Payment Term	Payment in advance up to 120 days	Payment in advance up to 120 days
Supplier Payment Term	Payment in advance up to 30 days	Payment in advance up to 30 days

Aging Analysis of accounts receivable:

	June 30, 2010	December 31, 2009
	(Unaudited)
1-30 days	$25,415,494	$19,055,520
31-60 days	23,218,708	17,199,485
61-90 days	14,909,704	15,029,899
91-180 days	1,541,431	12,776,229
180-365 days	251	4,027,988
Over 365 days	4,463	220,163
Bad debts allowance	(1,031,398)	(1,024,684)
Total	$64,058,653	$67,284,600

Inventory turnover days increased from 25 days at December 31, 2009 to 33 days at June 30, 2010. Advance to supplier’s turnover days has increased from 24 days at December 31, 2009, to 33 days at June 30, 2010. The Company’s principal raw materials consist of aluminum and steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affects the prices of the Company’s products and influence the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products. The increased investment in both inventory and advance to suppliers during second quarter of 2010 was primarily due to the projected increased demand of our products.

COMMITMENTS AND CONTINGENCIES

Please refer to Footnote Note 19 – Business combinations for contingent consideration related to the acquisition of Jinchuan.

Contractual Obligations

Set out below are our contractual obligations at June 30, 2010:

Contractual obligations	Total	Payment due by less than 1 year	2–3 years	4-5 years	More than 5 years
Contigent second installment payment for Jinchuan acquisition *	$5,075,000	$5,075,000	$-	$-	$-
Capital-lease obligation	187,276	76,557	110,719	-	-
Total	$5,262,276	$5,151,557	$110,719	$-	$-

Assumption:

* On January 21, 2010, the Company’s PRC subsidiary, Fushi International (Dalian) Bimetallic Cable Co., Ltd. entered into an agreement to purchase 100% of the equity interest of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), a Chinese manufacturer of electric wire and electric cables, from Jinchuan’s shareholders. The total purchase price for the acquisition will be $10.15 million in cash. The purchase price shall be paid in two equal installments of $5,075,000. The initial installment was paid upon the closing of the acquisition, February 5, 2010. If certain net income targets are achieved by Jinchuan for the fiscal year ended 2010, as confirmed by an audit to be performed by the Company’s auditors, the balance of the purchase price shall be paid to the Jinchuan shareholders. If Jinchuan fails to achieve the net income targets for 2010, the balance of the purchase price payable shall be reduced proportionally at the rate of 2.91 times the p/e ratio of the audited net income for 2010. The potential undiscounted amount of all future payments that Fushi International could be required to pay under the contingent consideration arrangement is between $0 to $5,075,000. The fair value of the contingent consideration arrangement of $5,075,000 was estimated by applying the income approach. That measure is based on significant inputs determined by management that are not observable in the market, which ASC Topic 820 refers to as Level 3 inputs. Key assumptions include (a) the combined impact of upgrading plans of national power grid systems in PRC and the synergies from acquisition of Jinchuan will enhance Jinchuan’s revenue by 21% compared with 2009 and (b) the synergies from acquisition of Jinchuan will further reduce Jinchuan’s cost by 2% compared with 2009. As of June 30, 2010, and through the issuance of these consolidated financial statements, management believed that Jinchuan was able to meet such net income targets for 2010 to recognize the full amount of the contingent conisderation.

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

We are primarily exposed to price risk related to our purchase of copper used in the manufacturing of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2010, and did not employ any commodity price derivatives during the three months ended June 30, 2010.

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

The RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the US dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the US dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued.

We recognized a foreign currency translation loss adjustment of $1,765,575 and $39,957 for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, we recognized a foreign currency translation loss adjustment of $1,890,314 and $433,866, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and interim principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.   Based on this evaluation, our principal executive officer and interim principal financial officer concluded that as of June 30, 2010, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There may be unknown risks inherent in our acquisition of Hongtai, which could have a significant impact on our financial results.

There may be risks associated with the acquisition of Hongtai, though not expected or anticipated, that may not yet be apparent. Any discovery of adverse information concerning Hongtai since the acquisition, depending upon the nature of such information, could have an adverse impact on growth opportunities, which we believe are presented to us by Hongtai’s business and assets,  and the results of operations for our PRC segment. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2010, in connection with the acquisition of Hongtai, we issued 263,158 restricted shares of common stock. We relied upon the exemptions from registration afforded by Regulation S and Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document Description

10.1*	Separation Agreement effective as of June 30, 2010 between Fushi Copperweld, Inc. and J. Dwight Berry.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSHI COPPERWELD, INC.

Date: August 9, 2010	By:	/s/ Wenbing Christopher Wang
Name: Wenbing Christopher Wang
Title: President and Interim Chief Financial Officer (Interim Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

10.1*	Separation Agreement effective as of June 30, 2010 between Fushi Copperweld, Inc. and J. Dwight Berry.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Management contract or compensatory plan or arrangement