Form 10-Q
period 2010-09-30
Fushi Copperweld, Inc.
filed 2010-11-08
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  0-19276

FUSHI COPPERWELD, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-3140715
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

TYG Center Tower B, Suite 2601,
Dong San Huan Bei Lu Bing 2,
Beijing, PRC 100027

(Address of principal executive offices) (Zip Code)

(011)-86-10-8441-7742
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

As of November 5, 2010 the registrant had 37,797,239 shares of common stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$117,866,998	$60,597,849
Accounts receivable, trade, net of allowance of bad debt of $522,729 and $1,024,684 as of September 30, 2010 and December 31, 2009, respectively	64,520,827	67,284,600
Inventories	22,702,154	10,875,782
Notes receivables	257,883	122,972
Other receivables and prepaid expenses	505,709	1,137,566
Advances to suppliers	21,228,320	8,582,346
Deposit in derivative hedge	-	1,000,000
Total current assets	227,081,891	149,601,115

PLANT AND EQUIPMENT, net	129,748,890	117,385,566

OTHER ASSETS:
Advances to suppliers, non-current	540,482	1,356,404
Notes receivables, non-current	179,106	699,106
Intangible assets, net of accumulated amortization	14,277,324	11,924,056
Deferred loan expense, net	181,514	2,045,349
Deferred tax assets	15,407,083	11,722,469
Total other assets	30,585,509	27,747,384

Total assets	$387,416,290	$294,734,065

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolver line of credit	$-	$4,033,783
Accounts payable, trade	6,202,910	4,002,773
Current portion of long-term debts	650,000	10,000,000
Other payables and accrued liabilities	5,009,902	3,928,374
Taxes payable	4,267,648	2,599,055
Cross currency hedge payable	-	436,702
Obligation under capital lease, current	79,084	71,503
Loan payable to shareholder	15,000,000	-
Total current liabilities	31,209,544	25,072,190

LONG-TERM LIABILITIES:
Long-term debts	5,850,000	25,000,000
Obligation under capital lease, non-current	88,232	153,626
Fair value of derivative instrument	-	7,532,527
Total long-term liabilities	5,938,232	32,686,153

Total liabilities	37,147,776	57,758,343

COMMITMENTS AND CONTINGENCIES	5,075,000

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, September 30, 2010: 37,779,839 shares issued and outstanding December 31, 2009: 29,772,780 shares issued and outstanding	226,680	178,638
Additional paid in capital	166,297,828	105,540,676
Statutory reserves	20,793,298	16,282,793
Retained earnings	126,454,574	97,283,748
Accumulated other comprehensive income	31,421,134	17,689,867
Total shareholders' equity	345,193,514	236,975,722

Total liabilities and shareholders' equity	$387,416,290	$294,734,065

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

REVENUES	$66,507,433	$47,676,346	$195,062,641	$131,234,427

COST OF GOODS SOLD	46,842,955	32,506,879	137,986,750	93,672,906

GROSS PROFIT	19,664,478	15,169,467	57,075,891	37,561,521

OPERATING EXPENSES:
Selling expenses	1,457,154	1,078,158	4,074,280	3,366,719
General and administrative expenses	3,242,826	3,510,034	11,161,896	9,747,637
Total operating expenses	4,699,980	4,588,192	15,236,176	13,114,356

INCOME FROM OPERATIONS	14,964,498	10,581,275	41,839,715	24,447,165

OTHER INCOME (EXPENSE):
Interest income	200,295	76,094	590,236	242,717
Interest expense	(46,021)	(1,201,014)	(560,476)	(4,150,086)
Bargain purchase gain	-	-	5,070,389	-
Loss on cross currency hedge	-	(1,199,438)	(753,666)	(1,581,812)
Loss on derivative instrument settlement	-	-	(6,650,000)	-
Gain (loss) on debt extinguishment	-	3,842,935	(2,395,778)	3,842,935
Change in fair value of derivative liability - warrants	-	-	-	(752,114)
Change in fair value of derivative liability - conversion option	-	(2,058,352)	-	(7,181,198)
Other (expense) income, net	(176,001)	53,421	(194,445)	(193,061)
Total other expense, net	(21,727)	(486,354)	(4,893,740)	(9,772,619)

INCOME BEFORE INCOME TAXES	14,942,771	10,094,921	36,945,975	14,674,546

(PROVISION) BENEFIT FOR INCOME TAXES:
Deferred income tax benefit	158,599	888,378	3,684,614	3,253,085
Current income tax expense	(2,230,608)	(1,788,366)	(6,949,258)	(4,069,081)
Provision for income taxes, net	(2,072,009)	(899,988)	(3,264,644)	(815,996)

NET INCOME	12,870,762	9,194,933	33,681,331	13,858,550

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	4,433,165	72,136	6,198,740	112,093
Change in fair value of derivative instrument	-	237,768	882,527	(3,275,588)
Reclassification of change in cash flow hedge to earnings	-	-	6,650,000	-

COMPREHENSIVE INCOME	$17,303,927	$9,504,837	$47,412,598	$10,695,055

EARNINGS PER SHARE:
Basic	$0.34	$0.33	$0.92	$0.50
Diluted	$0.34	$0.31	$0.91	$0.48

WEIGHTED AVERAGE SHARES:
Basic	37,694,626	28,084,416	36,553,784	27,827,152
Diluted	38,077,845	29,206,508	37,030,499	28,676,832

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,681,331	$13,858,550
Adjustments to reconcile net income provided by operating activities:
Allowance for doubtful accounts adjustment	(513,846)	-
Bad debt expense	-	862,302
Write-off of non-current advances to suppliers	527,095	-
Write-off of patent	131,250	-
Reserve for inventories	255,027	62,914
Write-off of inventories	-	119,133
Depreciation	8,997,857	7,191,842
Loss on sale of property and equipment	-	117,430
Deferred taxes	(3,684,614)	(3,253,085)
Reserve for notes receivables	500,000	-
Amortization of intangible assets	401,539	357,449
Amortization of loan commission	251,097	817,349
Amortization of stock compensation expense	528,207	1,108,254
Loss on cross currency hedge	753,666	1,581,812
Loss on derivative instrument settlement	6,650,000	-
Loss (gain) on debt extinguishment	2,395,778	(3,842,935)
Bargain purchase gain	(5,070,389)	-
Change in fair value of derivative liability - conversion option	-	7,181,198
Change in fair value of derivative liability - warrants	-	752,114
Change in operating assets and liabilities:
Accounts receivable	7,379,296	(20,177,587)
Inventories	(10,326,609)	(3,756,514)
Notes receivables	(112,473)	100,700
Other receivables and prepayments	574,714	401,070
Advances to suppliers - current	(11,648,978)	15,073,210
Accounts payable	(862,992)	(3,839,555)
Other payables and accrued liabilities	(1,926,906)	(3,113,988)
Taxes payable	1,233,444	3,984,006
Net cash provided by operating activities	30,113,494	15,585,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of subsidiaries	(6,375,000)	-
Cash acquired from acquisition of subsidiaries	901,463	-
Payments on cross currency hedge payable	(1,190,368)	(614,580)
Payment for unwind of cross currency hedge	(5,650,000)	-
Proceeds from sale of property and equipment	-	424,444
Purchases of property and equipment	(1,926,580)	(3,292,007)
Net of payments on prepayment of equipment	-	(1,877,177)
Net of claimed VAT on purchases of property and equipment	57,551	-
Net cash used in investing activities	(14,182,934)	(5,359,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	15,000,000	4,552,000
Net payments on revolver line of credit	(4,033,783)	(723,566)
Payments on short-term bank loans	-	(17,553,600)
Proceeds from term loans	6,500,000	-
Release of restricted cash	-	1,000,000
Payment on capital lease obligation	(57,814)	(23,575)
Payment on high yield notes payable	(35,600,000)	(5,000,000)
Proceeds on issuance of common stock	56,361,500	1,920,000
Proceeds from exercise of warrants	1,180,599	-
Proceeds from exercise of stock options	27,225	-
Net cash provided by (used in) financing activities	39,377,727	(15,828,741)

EFFECT OF EXCHANGE RATE ON CASH	1,960,862	230

CHANGE IN CASH	57,269,149	(5,602,162)

CASH, beginning of period	60,597,849	65,611,770

CASH, end of period	$117,866,998	$60,009,608

Supplemental cash flow disclosures:
Interest paid	$1,425,833	$3,650,785
Income tax paid	$6,161,271	$3,609,505

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Common stock
	Shares outstanding		Shares In escrow		Additional	Common stock	Retained earnings		Accumulated
	Number	Par	Number	Par	paid in	subscription	Statutory	Unrestricted	comprehensive
	of shares	value	of shares	value	capital	receivable	reserves	earnings	income (loss)	Totals
BALANCE, December 31, 2008, as previously reported	27,399,034	$164,395	100,000	$600	$91,172,890	$	$12,316,147	$78,613,158	$20,712,502	$202,979,692

Cumulative effect of reclassification of conversion option								(1,357,150)		(1,357,150)

BALANCE, January 1, 2009, as adjusted	27,399,034	164,395	100,000	600	91,172,890	-	12,316,147	77,256,008	20,712,502	201,622,542

Shares issued for cash @ $4.80	400,000	2,400			1,706,157					1,708,557
Shares issued for convertible notes extinguishment @ $9.08	440,529	2,643			3,997,357					4,000,000
Shares placed in escrow (subscription receivable)			2,200,000	13,200	6,249,481	(6,262,681)				-
Shares removed from escrow as payment	100,000	600	(100,000)	(600)		343,084				343,084
Reclassification of derivative liability-warrant to equity					963,557					963,557
Exercise of stock options for common shares	4,153	25			(25)					-
Stock compensation expense					1,108,254					1,108,254
Net income								13,858,550		13,858,550
Adjustment to statutory reserve							2,663,714	(2,663,714)		-
Change in fair value of derivative instrument									(3,275,588)	(3,275,588)
Foreign currency translation gain									112,093	112,093

BALANCE, September 30, 2009, unaudited	28,343,716	170,063	2,200,000	13,200	105,197,671	(5,919,597)	14,979,861	88,450,844	17,549,007	220,441,049

Shares removed from escrow as payment of liability	1,370,752	8,225	(1,370,752)	(8,225)		5,919,597				5,919,597
Shares cancelled from escrow			(829,248)	(4,975)	4,975					-
Exercise of warrants for cash @ $3.1064	52,352	314			166,312					166,626
Exercise of stock options for common shares	1,109	7			(7)					-
Stock compensation expense					171,754					171,754
Correction of 2007 warrant exercise calculation error	4,851	29			(29)					-
Net income								10,135,836		10,135,836
Adjustment to statutory reserve							1,302,932	(1,302,932)		-
Change in fair value of derivative instrument									120,137	120,137
Foreign currency translation gain									20,723	20,723

BALANCE, December 31, 2009	29,772,780	178,638	-	-	105,540,676	-	16,282,793	97,283,748	17,689,867	236,975,722

Shares issued for cash @ $8.00	7,475,000	44,850			56,316,650					56,361,500
Exercise of stock options for common shares	34,907	209			134,679					134,888
Exercise of warrants for common shares	233,994	1,404			1,179,195					1,180,599
Stock compensation expense					528,207					528,207
Common shares issued for purchase of Hongtai	263,158	1,579			2,598,421					2,600,000
Net income								33,681,331		33,681,331
Adjustment to statutory reserve							4,510,505	(4,510,505)		-
Change in fair value of derivative instrument									882,527	882,527
Reclassification of change in cash flow hedge to earnings									6,650,000	6,650,000
Foreign currency translation gain									6,198,740	6,198,740

BALANCE, September 30, 2010, unaudited	37,779,839	$226,680	-	$-	$166,297,828	$-	$20,793,298	$126,454,574	$31,421,134	$345,193,514

The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 1 – Organization and line of business

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

The Company is in the business of developing, designing, manufacturing, marketing and distributing bimetallic wire products, principally copper-clad aluminum and copper-clad steel. The Company’s products are primarily focused on serving end-user applications in the telecommunication, electrical utility, and transportation markets. The Company’s products are sold in North America, South America, Europe, North Africa, the Middle East, and Asia.

Current Developments

On February 5, 2010, Fushi International acquired Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), a leading low and medium voltage power cable manufacturer organized under the laws of the PRC.

On May 31, 2010, Fushi International, through its Chief Executive Officer, Li Fu, a designated representative of the Company, acquired Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”), a bimetallic wire manufacturer located in southeast China and organized under the laws of the PRC. On June 18, 2010, the Company established Fushi International (JiangSu) Bimetallic Cable Co., Ltd. (“Fushi JiangSu”) in Yixing city. The company is in the process of relocating the assets and key personnel of Hongtai to Fushi JiangSu in Yixing. By relocating to Yixing, Fushi JiangSu will be able to leverage the center’s extensive transportation network to deliver its CCA and CCAM products to customers within the Shanghai economic zone more quickly and cost effectively. There have been no operations of Hongtai and Fushi JiangSu as of September 30, 2010.  Hongtai will be dissolved once Fushi JiangSu starts operations. See Note 19 for details of this acquisition transaction.

Fushi, Fushi Holdings, Fushi International, Dalian Fushi, Jinchuan, Hongtai, Fushi JiangSu, Copperweld and Copperweld UK are hereinafter referred to as the “Company.”

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
SEPTEMBER 30, 2010
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

Shipping and handling costs

Shipping and handling costs related to costs of goods sold are included in selling costs which totaled $2,211,333 and $1,547,274 for the nine months ended September 30, 2010 and 2009, respectively, and $854,743 and $562,051 for the three months ended September 30, 2010 and 2009, respectively.

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

The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.691 RMB and 0.636 GBP to $1.00 USD, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.826 RMB and 0.619 GBP to $1.00, respectively. The average translation rates applied to income and cash flow statement amounts for nine months ended September 30, 2010 were 6.806 RMB and 0.652 GBP to $1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for nine months ended September 30, 2009 were 6.832 RMB and 0.648 GBP to $1.00 USD, respectively.

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

Certain financial instruments, which subject the Company to concentration of credit risk, consist of cash. The Company maintains balances at financial institutions, which from time to time, may exceed deposit insurance limits for the banks located in the US and UK. Balances at financial institutions or state owned banks within the PRC are not covered by insurance. As of September 30, 2010 and December 31, 2009, the Company had deposits in excess of federally insured limits totaling $102,445,571 and $60,231,401, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Additional product sales information

The Company has expanded its geographic sales area from the Chinese domestic market to the international market. The following chart shows that sales have spread across international markets during the first three quarters of 2010 and 2009, respectively.

	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
China	$152,803,500	$103,028,466
USA	31,494,741	21,692,506
Europe	6,425,984	3,357,305
Other countries	4,338,416	3,156,150
Total sales	$195,062,641	$131,234,427

The following chart shows that the sales were spread across international markets during the three months ended September 30, 2010 and 2009, respectively.

	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
China	$52,658,717	$38,817,579
USA	10,622,814	6,758,832
Europe	2,216,621	1,414,149
Other countries	1,009,281	685,786
Total sales	$66,507,433	$47,676,346

Major customers and suppliers

Ten major customers accounted for 25% and 27% of sales for the nine months ended September 30, 2010 and 2009, respectively. Ten major customers accounted for 30% and 27% of sales for the three months ended September 30, 2010 and 2009, respectively. Total receivables balance due from the top ten customers at September 30, 2010 and December 31, 2009 amounted to $17,397,508 and $18,484,819, respectively.

Five major suppliers provided approximately 63% and 72% of the Company’s raw materials for the nine months ended September 30, 2010 and 2009, respectively. Five major suppliers provided approximately 54% and 52% of the Company’s raw materials for the three months ended September 30, 2010 and 2009, respectively. At September 30, 2010, our advances to the major five suppliers were $20,542,414, all of which was current. At December 31, 2009, our advances to the major five suppliers were $6,816,228, all of which was current.

Accounts receivables and allowance for doubtful accounts

During the normal course of business, the Company extends unsecured credit to its customers. Management regularly reviews aging of receivables and changes in payment trends by its customers, and records a reserve when they believe collection of amounts due are at risk. Accounts considered uncollectible are written off through a charge to the valuation allowance. As of September 30, 2010 and December 31, 2009, management concluded its allowance for bad debts was sufficient.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Derivative instrument

Effective January 1, 2009, the Company began disclosing qualitative disclosures about objectives and strategies for using derivatives and quantitative disclosures about the fair value of gains and losses on derivative instruments. The Company used a cross currency hedge, a derivative financial instrument, to hedge the risk of rising interest rates on its variable interest rate debt. This type of derivative financial instrument is known as a cash flow hedge.

At the inception of the transaction, the Company documented the relationship between hedging instruments and hedged items, as well as its risk management objective and the strategy for undertaking various hedge transactions. This process includes linking all derivatives designated to specific firm commitments of forecast transactions. The Company also documents its assessment, both at inception and on an ongoing basis, of whether the derivative financial instruments that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Any portion deemed ineffective is recorded in earnings with the effective portion reflected in accumulated other comprehensive income. Changes in the fair values of derivative financial instruments accounted for as cash flow hedges to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.

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

The Company adopted Fair Value Measurements on January 1, 2008 which defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement. Receivables, payables, notes, loans, and derivatives all meet the definition of financial instruments. The carrying amounts reported in the balance sheets for accounts receivable, notes receivable, accounts payable, other payables, and short term bank loans qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination and their expected realization and, if applicable, the stated interest rate is equivalent to interest rates currently available.  The carrying amounts of other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology included quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of September 30, 2010, the Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The cumulative effect of this change in accounting principle of $1,357,150 has been recognized as a reduction of the opening balance of retained earnings as of January 1, 2009.  That cumulative effect adjustment is the difference between the amounts previously recognized in the Company’s consolidated balance sheet as of December 31, 2008 and the amounts that would have been recognized if the Convertible Notes had been accounted for as a derivative instrument liability from the issuance date.

The Company repurchased all convertible notes during the third quarter of 2009. Thus, for the nine months ended September 30, 2010 and 2009, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $0 and $7,181,198, respectively. For the three months ended September 30, 2010 and 2009, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $0 and $2,058,352, respectively.

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

On June 30, 2009, the Company and the holders amended the original warrant agreements to remove the certain cash redemption clauses as mentioned above.  As of June 30, 2009, the Company had re-classified the derivative liability – warrants to additional paid in capital.  The changes in the values of these warrants are shown in the accompanying consolidated statements of income and other comprehensive income.  Thus, for the nine months ended September 30, 2010 and 2009 the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $0 and $752,114, respectively. For the three months ended September 30, 2010 and 2009, the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $0 and $0, respectively.

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. Costs classified to construction in progress include all cost of obtaining the asset and bringing it to the location and condition necessary for its intended use. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.  Total interest capitalized for the nine months ended September 30, 2010 and 2009 amounted to $0 and $1,350, respectively. No interest was capitalized for the three months ended September 30, 2010 and 2009.

If a cost does not extend an asset’s useful life, increase its productivity, improve its operating efficiency or add additional production capacity, the cost is regarded as repairs and maintenance and recognized as an expense as incurred; if it does, the cost is regarded as major renewals and betterments and capitalized.  For the three and nine months ended September 30, 2010 and 2009, there were no amounts expended for major renewals and betterments that were capitalized.

The repairs and maintenance expense for the nine months ended September 30, 2010 and 2009 amounted to $995,058 and $391,809, respectively, and for the three months ended September 30, 2010 and 2009 amounted to $367,872, and $66,696, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Long-lived assets

The Company evaluates the carrying value of long-lived assets each reporting period. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there was no impairments of its long-lived assets.

Intangible assets

Land use rights – Land in the PRC is government owned. As a result, the government grants land use rights. The Company amortizes land use rights on a straight line basis over the 50 year life.

Patents – Patents are stated at cost, less accumulated amortization. The Company amortizes patents on a straight line basis over their legal life of 7-20 years.

The Company evaluates intangible assets for impairment at least annually and more often whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets, and goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, the impairments of its intangible assets amounted to $131,250 and 0, respectively.

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

Research and development costs are recorded in general and administrative expenses. Research and development costs were $82,848 and $138,155 for the nine months ended September 30, 2010 and 2009, respectively and $70,182 and $30,454 for the three months ended September 30, 2010 and 2009, respectively.

Earnings per share

The Company reports earnings per share and presents both basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock using the treasury method. For the nine and three months ended September 30, 2010 and 2009, the Company properly excluded options and warrants with anti-dilutive effects from the diluted earnings per share calculation.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.  Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred.  No significant penalties or interest relating to income taxes have been incurred during the nine months ended September 30, 2010 and 2009.  GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

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
SEPTEMBER 30, 2010
(Unaudited)

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amends “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. While ASU 2010-20 will not have a material impact on our consolidated financial statements, we expect that it will expand our disclosures related to notes receivables.

Reclassification

Certain reclassifications have been made to the 2009 consolidated financial statements to conform to the 2010 consolidated financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 3 - Accounts receivable

Accounts receivable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Trade accounts receivable	$65,043,556	$68,309,284
Allowance for bad debts	(522,729)	(1,024,684)
Trade accounts receivable, net	$64,520,827	$67,284,600

The following table consists of allowance for doubtful accounts:

Allowance for doubtful accounts at December 31, 2008	$318,529
Additional reserves	862,302
Effect of foreign currency translation	534
Allowance for doubtful accounts at September 30, 2009 (Unaudited)	1,181,365
Reserve adjustment	(156,477)
Effect of foreign currency translation	(204)
Allowance for doubtful accounts at December 31, 2009	1,024,684
Reserve adjustment	(513,846)
Effect of foreign currency translation	11,891
Allowance for doubtful accounts at September 30, 2010 (Unaudited)	$522,729

 Note 4 - Inventories

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$15,083,186	$5,137,002
Work in process	2,945,515	2,777,890
Finished goods	4,974,869	3,007,279
Totals	23,003,570	10,922,171
Less allowance for obsolete inventory	(301,416)	(46,389)
Totals	$22,702,154	$10,875,782

The following table consists of allowance for obsolete inventory:

Allowance for obsolete inventory at December 31, 2008	$160,487
Additional reserves	62,914
Allowance for obsolete inventory at September 30, 2009 (Unaudited)	223,401
Reserves write-off	(177,012)
Allowance for obsolete inventory at December 31, 2009	46,389
Additional reserves	255,027
Allowance for obsolete inventory at September 30, 2010 (Unaudited)	$301,416

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 5 - Plant and equipment, net

Plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	67,187,791	43,665,594
Transportation equipment	4,286,386	4,177,943
Machinery and equipment	86,774,989	74,463,717
Office furniture	1,238,229	1,172,121
Construction in progress	5,390,539	19,449,384
Totals	164,978,660	143,029,485
Less accumulated depreciation	(35,229,770)	(25,643,919)
Totals	$129,748,890	$117,385,566

Construction in progress a September 30, 2010, consisted of the following:

No.	Project Description	September 30, 2010	Commencement Date	Expected completion date

1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$2,595,298	Dec 2007	Dec, 2010
2	Manufacturing machinery and equipment for CCA/CCS (Multiple)	2,616,163	Dec 2009	Mar, 2011
3	Manufacturing machinery and equipment for CCA	132,742	Oct 2009	Dec, 2011
4	Building attachment	46,336	Sep 2010	Dec, 2012
	Total	$5,390,539

Project No. 1 “Manufacturing Machinery and Equipment for CCA/CCS” is related to CCA and CCS production lines and ancillary equipment located in Dalian, China. The estimated cost to complete Project No. 1 as of September 30, 2010 is approximately $0.3 million.

Project No. 2 “Manufacturing Machinery and Equipment for CCA/CCS” is primarily related to ancillary equipment relocated to Dalian, China in December 2009. The estimated cost to complete Project No. 2 as of September 30, 2010 is approximately $0.2 million.

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

Project No 3. Manufacturing Building located at our Dalian facility was completed by March 2010.

The change in plant and equipment is as follows:

Plant and equipment
Balance as of December 31, 2009	$143,029,485
Acquired through acquisition of Jinchuan and Hongtai	16,934,177
Acquired through cash payment	806,371
Acquired from advanced payments	1,508,652
Acquired from accounts payable	26,387
Fixed assets transferred from CIP	15,134,299
CIP transferred to fixed assets	(15,134,299)
VAT claimed on purchase of capital assets	(212,315)
FX rate effect	2,885,903
Balance as of September 30, 2010 (Unaudited)	$164,978,660

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $8,997,857 and $7,191,842, respectively, and the three months ended September 30, 2010 and 2009 amounted to $3,175,573 and $2,579,437, respectively.

Note 6 – Advances to suppliers

Advances to suppliers are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Advances for inventories – current	$21,228,320	$8,582,346
Advances for equipment – non current	540,482	1,356,404
Total advances to suppliers	$21,768,802	$9,938,750

Note 7 – Intangible assets

Intangible assets consist of land use rights and patents. Intangible assets consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Patents	$2,581,750	$1,754,270
Land use rights	14,453,075	12,472,131
Total:	17,034,825	14,226,401
Less: accumulated amortization	(2,757,501)	(2,302,345)
Intangible assets, net	$14,277,324	$11,924,056

Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $401,539 and $357,449, and for the three months ended September 30, 2010 and 2009 amounted to $145,557 and $119,166, respectively.

Estimated amortization expense for each of the years ended is as follows:

September 30,	Amount
2011	$567,464
2012	567,464
2013	445,822
2014	423,311
2015	423,311
Thereafter	11,849,952

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 8 – Prepaid taxes, taxes payable and deferred tax asset

Prepaid taxes and taxes payable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Income tax	$2,857,826	$1,796,019
VAT provision	1,229,523	769,025
Others	180,299	34,011
Total taxes payable	$4,267,648	$2,599,055

Income tax

The Company and its subsidiaries had the following tax rates for the nine months ended September 30:

		2010	2010	2009	2009
		Statutory	Income	Statutory	Income
		Income	Tax	Income	Tax
Entities		Tax Rate	Exemption	Tax Rate	Exemption
Fushi International	China (a)	25%	12.5%	25%	12.5%
Dalian Fushi	China (a)	25%	-	25%	-
Jinchuan	China (a)	25%	-	n/a	n/a
Hongtai	China (a)	25%	-	n/a	n/a
Fushi JiangSu	China (a)	25%	-	n/a	n/a
Copperweld UK	UK (b)	21%	-	21%	-
Fushi, Fushi holding, Copperweld	US (c)	34%	-	34%	-
Copperweld US	State	6.5%	-	6.5%	-

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

The estimated tax savings from the tax exemptions for the nine months ended September 30, 2010, amounted to $6,035,787. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.92 to $0.76 and diluted earnings per share from $0.91 to $0.75. The estimated tax savings from the tax exemptions for the nine months ended September 30, 2009, amounted to $3,607,474. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.50 to $0.37 and diluted earnings per share from $0.48 to $0.36.

The estimated tax savings from the tax exemptions for the three months ended September 30, 2010, amounted to $1,892,079. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.34 to $0.29 and diluted earnings per share from $0.34 to $0.29. The estimated tax savings from the tax exemptions for the three months ended September 30, 2009, amounted to $1,136,700. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.33 to $0.29 and diluted earnings per share from $0.31 to $0.28.

Jinchuan was acquired in February 2010 and Hongtai was acquired in May 2010. The tax rate only applied to their results of operations included in the consolidated financial statements for year 2010.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The provision for China income tax for the nine months ended September 30, 2010 and 2009 was $6,949,258 and $4,069,081, respectively; and for the three months ended September 30, 2010 and 2009 amounted to $2,230,608 and $1,788,366, respectively.

(b) UK income tax

Copperweld UK is organized as a United Kingdom private company and subject to 21% to 28% statutory taxes on its taxable income. Copperweld UK had no material income or loss from operations in the first nine months in year 2010 and 2009, so no provision for income tax was made during these periods.

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

The Company has cumulative undistributed earnings from foreign subsidiaries of approximately $164 million and $127 million as of September 30, 2010 and December 31 2009, respectively, included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for US deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

The current and deferred (provision)/benefit and the effective income tax were as follows for the periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Effective foreign income taxes – current	(2,230,608)	(1,788,366)	(6,949,258)	(4,069,081)
US federal income tax – deferred	158,599	888,378	3,684,614	3,253,085
Provision for income tax	(2,072,009)	(899,988)	(3,264,644)	(815,996)

Effective tax rate	13.9%	8.9%	8.8%	5.6%

Deferred tax assets

The Company recognizes deferred income tax liabilities and assets for the estimated future tax effects attributable to temporary differences, operating loss carryforwards and tax credit carryforwards. Deferred tax liabilities or assets attributable to temporary differences are accounted for using the balance sheet liability method in respect to temporary differences between income tax basis and financial reporting basis of assets and liabilities. Deferred tax assets consists primarily of the Company’s US operating loss carryforwards.

Amount
The deferred tax activity consisted of the following:
Deferred tax assets at December 31, 2008	$7,804,027
Additions to deferred tax assets	3,918,442
Deferred tax assets at December 31, 2009	$11,722,469
Additions to deferred tax assets	3,684,614
Deferred tax assets at September 30, 2010 (unaudited)	$15,407,083

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld US will have taxable income in future periods. US companies must generate a total of $45.3 million of taxable net income (including the recovery of time difference) by years 2025 to 2030 (the recovery of time difference is not subject to those years) in order to recover the deferred tax asset balance.

Value added tax

VAT on sales and VAT on purchases in Dalian China amounted to $27,299,557 and $18,678,143 for the nine months ended September 30, 2010, and $17,881,148 and $13,971,442 for the nine months ended September 30, 2009, respectively. For the three months ended September 30, 2010, VAT on sales and VAT on purchases in Dalian China amounted to $9,716,237 and $5,984,700, and for the three months ended September 30, 2009, amounted to $6,693,229 and $4,898,754, respectively.

VAT on sales and VAT on purchases in Copperweld UK amounted to $178,408 and $463,762 for the nine months ended September 30, 2010 and $95,958 and $189,476 for the nine months ended September 30, 2009, respectively. For the three months ended September 30, 2010, VAT on sales and VAT on purchases in Copperweld UK amounted to $56,627 and $149,412, and for the three months ended September 30, 2009, amounted to $45,391 and $77,649, respectively.

Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Note 9 – Credit facility

Credit facility consisted of the following:

Name of lender	September 30, 2010	December 31, 2009
	(Unaudited)
Wells Fargo Bank revolving credit line (1)	$-	$4,033,783
Total	$-	$4,033,783

Name of lender	September 30, 2010	December 31, 2009
	(Unaudited)
Regions bank term loan – current portion (2)	$650,000	$-
Regions bank term loan – non current portion (2)	5,850,000	-
Total	$6,500,000	$-

Principal payments on the term loan will be made as follows:

September 30,	Amount
2011	$650,000
2012	650,000
2013	650,000
2014	650,000
2015	650,000
Thereafter	3,250,000

Copperweld US

(1) Copperweld maintained a revolving line of credit with Wells Fargo Bank under a Financing Agreement dated April 5, 2007. On February 2, 2010, the Company paid off its entire obligation on the revolving line of credit to Wells Fargo in the amount totaling $4,024,270 and closed the line. The corresponding annual interest rate during year 2010 was equal to the daily three month LIBOR rate (0.25%) plus six percent before the line was paid off and closed.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

(2) On August 31, 2010, Copperweld entered into a secured credit agreement (the “Regions Bank credit facility”) with Regions Bank (“the Lender”). The Regions Bank credit facility provides for a $2.5 million revolving credit facility and a term facility of up to $6.5 million which shall be repaid in 120 equal monthly payments of principal plus interest each month till August 31, 2020. The borrowings are secured by substantially all the assets of Copperweld and are unconditionally guaranteed by the Company. The funds are available for working capital needs and general corporate purposes of Copperweld in the ordinary course of business.  As of September 30, 2010, the company had no balance under the revolving credit facility and had a $6.5 million outstanding balance under the term facility, of which $650,000 is due within twelve months.

The corresponding annual interest rate is the 30 day London Interbank Offered Rate (the “LIBOR Rate”) plus the Applicable Margin of 2.5% to 4.0% per annum.  Copperweld paid an initial commitment fee of 1.0% of the total amount of the credit facility, and is also required to pay a monthly unused line fee ranging from 0.25% to 0.50% on available but unused amounts under the revolving credit facility. The Applicable Margin and the applicable unused line fee percentage are determined based on changes in Copperweld’s Fixed Charge Coverage Ratio, as discussed below, and are set on the first day of each calendar quarter, beginning with the receipt of Copperweld’s 2010 yearend audit.  As of September 30, 2010, the Applicable Margin is 3.5% and the applicable unused line fee is 0.375%.

The Regions Bank credit facility contains financial covenants where certain covenants must be met on a quarterly or annual basis. Copperweld is required to maintain a Minimum Tangible Net Worth equal to the sum of $18,500,000 and 50% of Copperweld’s cumulative positive net income from and after the closing date on an annual basis beginning with the year ended December 31, 2010. Additionally, on a quarterly basis, Copperweld’s Fixed Charge Coverage Ratio must be equal to or greater than 1.30 calculated on a trailing twelve month basis.

The Regions Bank credit facility contains customary events of default and covenants, including covenants that restrict the ability of Copperweld to incur certain additional indebtedness, create or permit liens on assets, and engage in mergers or consolidations, and certain restrictive financial covenants as noted above.  If any event of default shall occur and be continuing, the Lender may elect to declare the loan immediately due and payable and the Lender may elect to charge a default interest rate which is equal to the applicable interest rate in effect at such time plus 2.0% per annum. As of September 30, 2010, Copperweld was in compliance of all covenants.

Copperweld UK

Copperweld UK maintains an invoice discounting credit facility with a limit of approximately $1,180,000 (or ₤750,000). The facility provides cash advances of 85% of approved sales ledger and is secured by trade accounts receivable of Copperweld UK. The facility has a life minimum of 36 month periods and shall be automatically renewed every year thereafter based on an annual review conducted by the financing institute. Copperweld UK is required to maintain a projected turnover each 12 month period and a minimum net worth of ₤750,000 at all times if the credit facility has an outstanding balance. The facility had no balance outstanding as of September 30, 2010 and December 31, 2009.

Total interest expense on the revolving credit lines and term loans for the nine months ended September 30, 2010 and 2009 amounted to $45,182 and $201,512, respectively. Interest for the three months ended September 30, 2010 and 2009 was $21,854 and $64,574, respectively.

Note 10 – Notes payable

Notes payable consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Guaranteed senior secured floating rate notes (“HY Notes”)	-	35,000,000

Less current portion	-	10,000,000

Total notes payable, noncurrent	$-	$25,000,000

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

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

Amortization of commission costs for the nine months ended September 30, 2010 and 2009 amounted to $160,000 and $787,492, respectively. Amortization of commission costs for the three months ended September 30, 2010 and 2009 amounted to $0 and $262,497, respectively. Interest on long term notes for the nine months ended September 30, 2010 and 2009 amounted to $318,492 and $2,978,223, respectively. Interest on long term notes, for the three months ended September 30, 2010, and 2009 amounted to $0 and $792,681, respectively. Both amortized commission and interest on long term notes are recorded as interest expense.

Note 11 – Capital lease

In July 2009, the Company entered into a non-cancellable capital lease agreement for lighting equipment installed in one of its plant facilities. The lease has a three year term and contains a bargain purchase option of $1.00 at the end of the term. The lease requires monthly payments of $8,414.

The following is an analysis of the leased property which is combined into Plant and Equipment, net, on the consolidated balance sheet.

	September 30, 2010	December 31, 2009
Plant facility	$266,598	$266,598
Less: accumulated depreciation	(28,881)	(8,887)
Net leased plant facility	$237,717	$257,711

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The following is a schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payment as of September 30, 2010.

Year ending September 30,	Minimum lease Payment
2011	$100,976
2012	84,147
Thereafter	-
Total minimum lease payments	185,123
Less: interest *1	(17,807)
Present value of net minimum lease payments *2	$167,316

*1. Amount necessary to reduce minimum lease payments to present value calculated at the rate implicit in the lease at the inception of the lease.

*2. The present value of the minimum lease payments is reflected in the balance sheet as current and non-current obligations under capital lease of $79,084 and $88,232, respectively.

Interest expense related to capital leases amounted to $17,918 and $16,593 for the nine months ended September 30, 2010 and 2009, respectively. Interest expense related to capital leases amounted to $5,284 and $16,593 for the three months ended September 30, 2010 and 2009, respectively.

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

On April 10, 2007, effective January 24, 2007, the Company entered into a cross currency swap transaction (the SWAP) with Merrill Lynch Capital Services, Inc. (“MLCS”) on the $40 million HY notes which converts the USD based variable interest rate of initially LIBOR + 7% per annum and LIBOR + 5.6% per annum after a qualified step-down to an 8.3% per annum RMB fixed interest rate. The Swap requires semi-annual payment in arrears on July 24 and January 24 and matures on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012, at which point the Swap requires an exchange of RMB and USD based principals. Under the terms of the SWAP, the Company receives variable interest rate payments in USD and makes fixed interest rate payments in RMB with settlement netted in USD, thereby creating the equivalent of fixed-rate debt. MLCS requires the Company to deposit $1,000,000 with them to secure the agreement. In July, 2008, the Company placed the $1,000,000 deposit with MLCS to secure the agreement.

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

Changes in the fair values of derivative instruments accounted for as cash flow hedges to the extent they qualify for hedge accounting, are recorded in accumulated other comprehensive income.  For the nine months ended September 30, 2010 and 2009, a gain of $882,527 and loss of $3,275,588 was recorded on the derivative instrument, respectively, in other comprehensive income. For the three months ended September 30, 2010 and 2009, a gain of $0 and $237,768 was recorded on the derivative instrument, respectively, in other comprehensive income.

On March 31, 2010, $6,650,000 was transferred from the accumulated other comprehensive loss into earnings as a loss from termination of the SWAP.  There were no amounts recorded in the consolidated statements of income in relation to ineffectiveness of this interest SWAP prior to unwinding of the transaction.

During the nine and three months ended September 30, 2010 and prior to the termination date, the Company paid $1,190,368 and $0 as hedging payment related to the cross currency hedge payable and recognized $753,666 and $0 of loss from derivative transactions as cash flow hedge. During the nine and three months ended September 30, 2009, the Company paid $614,580 and $500,000 as hedging payment related to the cross currency hedge payable and recognized $1,581,812 and $1,199,438 of loss related to derivative transactions as cash flow hedge.

Changes of cross currency hedge are as follows:

Cross currency hedge payable balance at December 31, 2009	$436,702
Proceeds from cross currency hedge	-
Payments for cross currency hedge	(1,190,368)
Loss on cross currency hedge	753,666
Cross currency hedge payable balance at September 30, 2010 (Unaudited)	$-

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 13 - Earnings per share

The following is information of net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$12,870,762	$9,194,933	$33,681,331	$13,858,550

Weighted average shares used in basic computation	37,694,626	28,084,416	36,553,784	27,827,152
Dilutive effect of warrants, options and convertible note	383,219	1,122,092	476,715	849,680
Weighted average shares used in diluted computation	38,077,845	29,206,508	37,030,499	28,676,832

Earnings per share
Basic	$0.34	$0.33	$0.92	$0.50
Diluted	$0.34	$0.31	$0.91	$0.48

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion

11/31/2007	Warrants	$16.80	100,000	Anti-dilutive
05/21/2007 to 11/13/2007	Options	$11.75-20.94	495,000	Anti-dilutive
04/10/2008 to 6/25/2008	Options	$15.04-23.25	126,000	Anti-dilutive

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

Warrants

The following is a summary of the outstanding and exercisable warrant balance as of September 30, 2010:

Exercise Price	Number	Average Remaining Life (years)

$3.11	245,778	1.25
$16.80	100,000	1.15
$6.00	100,000	0.29
	445,778	1.01

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted -Average Exercise Price	Average Remaining Contractual Life
Balance, at December 31, 2008	432,124	$6.28	2.92 years
Granted	300,000	$5.58
Forfeited	-
Exercised	(52,352)	$3.11
Balance, at December 31, 2009	679,772	$6.22	1.24 years
Granted	-
Forfeited	-
Exercised	(233,994)	$5.05
Balance, at September 30, 2010 (unaudited)	445,778	$6.83	1.01 years

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

Grant Year	Granted Options (Shares)	Forfeited and Expired Option (Shares)	Exercise Price Option ($)
2007	335,000	190,000	$16.44-$20.94
2008	151,000	25,000	$15.04-$23.25
2009	688,000	166,725	$4.95-$7.93
2010	164,530	32,928	$8.61-$9.13
Total	1,338,530	414,653

Grant Year	Granted Restricted Stock (Shares)	Forfeited and Expired Restricted Stock (Shares)	Vested Restricted Stock (Shares)	Grant Date Fair Market Value ($)
2009	50,000	-	-	$8.08
2010	51,000	-	38,250	$8.61
Total	101,000	-	38,250

The fair value of each restricted stock award is estimated on the date of grant using the fair market value of the Company’s common stock, which is the closing price on the stock market.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Nine months ended, 2010	Year ended, 2009	Year ended 2008	Year ended 2007
Risk-free interest rate (1)	0.87%-1.18%	0.78%-2.2%	1.84%-2.82%	3.54%-4.57%
Expected dividend yield (2)	-	-	-	-
Expected option life (3)	2-4 Years	2-5 Years	0.5-2 Years	2 Years
Expected stock price volatility (4)	60%	60%	50%	50%
Weighted average fair value of options granted	$2.95	$2.77	$4.57	$4.08

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

The Company recognized $528,207 and $1,108,254 share-based compensation expense in general and administrative expenses for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, the Company recognized share-based compensation expense of $154,558 and $179,527, respectively.

As of September 30, 2010 and 2009, the total compensation cost related to stock options not yet recognized was $1,112,364 and $539,296 and will be recognized over the weighted average life of 3.3 years and 0.27 years, respectively. At September 30, 2010 and 2009 the total compensation cost related to restricted stock not yet recognized was $513,778 and $0 and will be recognized over the weighted average life of 1.5 years and 0 years, respectively.

As of September 30, 2010, the 686,000 executive options, 240,000 director options and 293,377 employee options outstanding had fair values of approximately $2,719,012, $912,761 and $843,521, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The following is a summary of all stock option activity including the 2007 incentive plan:

	Number of Options Outstanding	Weighted -Average Exercise Price		Aggregate Intrinsic Value
Balance, December 31, 2008	1,067,333		$14.90	-
Granted	488,000		$5.48	-
Forfeited	(40,050)		$4.95	-
Expired	-	$		-
Exercised	(10,250)		$4.95	-
Balance, September 30, 2009 (unaudited)	1,505,033		$12.15	-
Granted	200,000		$7.93	-
Forfeited	(9,000)		$4.95	-
Expired	(95,000)		$17.19	-
Exercised	(2,750)		$4.95	-
Balance, December 31, 2009	1,598,283		$11.38	$2,383,162
Granted	164,530		$8.64	-
Forfeited	(139,678)		$7.46	-
Expired	(362,258)		$12.70	-
Exercised	(41,500)		$4.95	-
Balance, September 30, 2010 (unaudited)	1,219,377		$11.30	$1,159,627

Following is a summary of the status of options outstanding at September 30, 2010:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	75,000	0.64 years	$12.30	75,000	$12.30
$11.75	150,000	1.76 years	$11.75	150,000	$11.75
$13.70	125,000	0.99 years	$13.70	125,000	$13.70
$16.44	33,750	0.57 years	$16.44	33,750	$16.44
$17.94	33,750	1.07 years	$17.94	33,750	$17.94
$19.44	33,750	1.57 years	$19.44	33,750	$19.44
$20.94	33,750	2.07 years	$20.94	33,750	$20.94
$16.36	10,000	1.12 years	$16.36	10,000	$16.36
$23.25	59,000	1.25 years	$23.25	59,000	$23.25
$15.04	17,000	1.53 years	$15.04	17,000	$15.04
$20.04	50,000	2.64 years	$20.04	50,000	$20.04
$4.95	266,775	2.25 years	$4.95	266,775	$4.95
$7.93	200,000	9.13 years	$7.93	-	$7.93
$8.61	123,602	6.24 years	$8.61	46,445	$8.61
$9.13	8,000	8.82 years	$9.13	-	$9.13
Total	1,219,377			934,220

Note 16 - Statutory reserves

The laws and regulations of the PRC require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve.

Surplus reserve fund

The Company is required to transfer 10% of its China entities net income, as determined in accordance with the PRC accounting rules and regulations to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s China entities registered capital. As of September 30, 2010, the Company’s China entities have total registered capital of approximately $119 million (RMB 796 million). As of September 30, 2010 and December 31, 2009, the Company had statutory reserves amounting to $20,793,298 and $16,282,793, respectively. The Company’s China entities are required to contribute an additional $37 million from future earnings if the company’s China facility has net income for future years.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

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

Note 17 – Employee pension

The Company’s employee pension for China employees generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $135,637 and $100,919 in contributions of employment benefits for China employees in the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, the Company made contributions of employee benefits for China employees of $53,882 and $23,316, respectively.

US employees are provided a 401(k) plan.  US employees are eligible for the defined contribution plan after three-months of full-time employment.  Employee deferrals and company matching are 100% vested immediately upon eligibility. As of June 1, 2009, the Company no longer matches employee contributions for US employees. The Company made $0 and $47,933 in contributions of employment benefits for US employees in the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, the Company made contributions of employment benefits for US employees of $0 and $204, respectively.

Copperweld UK operates a defined contribution pension scheme for employees. All UK employees are eligible to join the pension on satisfactory completion of their trial period, which is typically three months. UK employees can contribute as much as they like subject to current UK laws, but the company will match only the first 2.5% of gross pay in the current year. The assets of the scheme are held separately from those of the company. The annual contributions payable are charged to expense. The Company made $6,858 and $8,187 in contributions of employment benefits for UK employees in the nine months ended September 30, 2010 and 2009. For the three months ended September 30, 2010 and 2009, the Company made contributions of employment benefits for UK employees of $2,333 and $2,787, respectively.

Note 18 - Commitments and contingencies

Fushi JiangSu was established on June 18, 2010 with a registered capital of $49,980,000. Fushi JiangSu had received $15,000,000 investment as of September 30, 2010, and is in the process of obtaining the capital verification. Of the remaining registered capital, $10,000,000 and $24,980,000 are required to be invested by June 17, 2011 and June 17, 2012, respectively.

Please refer to Note 19 – Business combinations for contingent consideration related to the acquisition of Jinchuan.

Note 19 – Business combination

The Company adopted ASC 805-10, “Business Combinations,” which requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date to be measured at fair value.

 Acquisition of Jinchuan

On January 21, 2010, the Company’s PRC subsidiary, Fushi International had entered into an agreement to purchase 100% of the equity interest of Jinchuan, a Chinese manufacturer of electric wire and electric cables, from Jinchuan’s shareholders.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

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

The contingent consideration arrangement requires Fushi International to pay the former Jinchuan shareholders an amount equal to 2.91 times the audited net income of 2010 as full purchase price up to a maximum amount of $10.15 million. Considering $5,075,000 first installment was paid on acquisition date, the potential undiscounted amount of all future payments that Fushi International could be required to pay under the contingent consideration arrangement is between $0 to $5,075,000. The fair value of the contingent consideration arrangement of $5,075,000 was estimated by applying the income approach. That measure is based on significant inputs determined by management that are not observable in the market, which ASC Topic 820 refers to as Level 3 inputs. Key assumptions include (a) the combined impact of upgrading plans of national power grid systems in PRC and the synergies from acquisition of Jinchuan will enhance Jinchuan’s revenue by 21% compared with 2009 and (b) the synergies from acquisition of Jinchuan will further reduce Jinchuan’s cost by 2% compared with 2009.  As of September 30, 2010 and through the issuance of these consolidated financial statements, management believes that Jinchuan is able to meet such net income target for 2010 to recognize the full amount of the contingent consideration.

No material acquisition-related costs were incurred and recognized in the Company’s income statement for the nine months ended September 30, 2010.

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

The fair value of the acquired assets of Jinchuan is based on an independent appraisal report issued by Liaoning Hongxing Appraisal, LLC, Dalian, China.  The appraiser conducted an on-site visit, inspected each item, conducted market research and investigation, followed some asset evaluation policies and regulations issued by the Chinese government, and provided an evaluation report. The fair value of Jinchuan’s net assets pursuant to the independent appraisals was $13,455,950, which exceeds the fair value of the consideration transferred of $10,150,000 by $3,305,013 ($937 related effect of foreign currency translation), thus resulting in a bargain purchase gain recognized by the Company related to this acquisition. The gain is presented as bargain purchase gain (a separate line item) in the consolidated statements of income and other comprehensive income for the nine months ended September 30, 2010.

The results of operations of the acquired company are included in the consolidated statement of income since February 5, 2010 (the acquisition date) to the end of the quarter. Jinchuan’s revenue amounted to $22,025,727 and net income amounted to $3,034,133 which was included in the consolidated statements of income and other comprehensive income for the nine months ended September 30, 2010. Jinchuan’s revenue amounted to $8,631,211 and net income amounted to $1,348,311 which was included in the consolidated statements of income and other comprehensive income for the three months ended September 30, 2010.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Acquisition of Hongtai

On May 27, 2010, the Company’s PRC subsidiary, Fushi International entered into an agreement to purchase 100% of the equity interest of Hongtai, a bimetallic wire manufacturer in Southeast China, for aggregate consideration of approximately $3.9 million, comprised of $1.3 million in cash and $2.6 million in restricted stock.  The Company also announced that it will relocate the assets and key personnel of Hongtai to Yixing, China, and establish Fushi International (JiangSu) Bimetallic Cable Co., Ltd (“Fushi JiangSu”) in Yixing.

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

No material acquisition-related costs were incurred and recognized in the Company’s income statement for the nine months ended September 30, 2010.

On May 31, 2010 (the acquisition-date), the fair value of the assets acquired and liabilities assumed of the transaction are listed below:

	Book Value	Fair Value
Current assets	$848,382	$848,382
Property, plant and equipment, net	3,748,828	6,934,051
Patents	-	908,114
Total assets	4,597,210	8,690,547
Total liabilities	3,026,173	3,026,173
Net assets	$1,571,037	$5,664,374

The fair value of the acquired assets of Hongtai is based on independent appraisal reports issued by Liaoning Hongxing Appraisal, LLC. and Liaoning Baoye Appraisal, LLC Dalian, China.  The appraisers conducted an on-site visit, inspected each item, conducted market research and investigation, followed some asset evaluation policies and regulations issued by the Chinese government, and provided an evaluation report. The fair value of Hongtai’s net assets pursuant to the independent appraisals was $5,664,374, which exceeds the fair value of the consideration transferred of $3,900,000 by $1,765,376 ($1,002 related effect of foreign currency translation), thus resulting in a bargain purchase gain recognized by the Company related to this acquisition. The gain is presented as bargain purchase gain (a separate line item) in the consolidated statements of income and other comprehensive income for the three and nine months ended September 30, 2010.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The results of operations of the acquired company are included in the consolidated statement of income since May 31, 2010 (the acquisition date) to the end of the quarter. Since acquisition of Hongtai, the Company has been working on relocating the assets and key personnel of Hongtai to Yixing to establish Fushi JiangSu. Thus, Hongtai has yet to begin operations since acquisition date. The Company reflected a net loss amounting to $338,663 and $428,463 that was included in the consolidated statements of income and other comprehensive income for the three and nine months ended September 30, 2010.

Supplemental Pro Forma

The following unaudited pro forma consolidated condensed income statements for the three months and nine months ended September 30, 2010 and 2009, were prepared under generally accepted accounting principles as if the acquisition of Jinchuan and Hongtai had occurred on January 1, 2009. The pro forma information may not be indicative of the results that actually would have occurred if the acquisition had been in effect from and on the dates indicated.

Proforma	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2010	2009	2010	2009
Sales	$66,507,433	$57,775,081	$200,427,323	$157,287,111
Cost of goods sold	46,842,955	40,241,170	141,777,460	113,382,155
Gross profit	19,664,478	17,533,911	58,649,863	43,904,956
Operating expenses	4,699,980	4,835,746	15,494,664	13,879,172
Income from operations	14,964,498	12,698,165	43,155,199	30,025,784
Other expense, net	(21,727)	(466,259)	(4,916,423)	(9,744,840)
Income before income tax	14,942,771	12,231,906	38,238,776	20,280,944
Income tax expense	2,072,009	1,429,211	3,589,359	2,210,651
Net income	$12,870,762	$10,802,695	$34,649,417	$18,070,293

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

The Company has two reportable segments: PRC, and US. We analyze our worldwide operations based on two geographic reportable segments: 1) “PRC” which consists of our facilities Located in the People’s Republic of China (PRC) and 2) "US” which consists of our Fayetteville, Tennessee, (US), and Telford, England, (UK) facilities.

The PRC segment, through Dalian, Jinchuan, Hongtai and JiangSu manufacturing facility, is engaged in developing, designing, manufacturing, marketing and distributing copper-clad bi-metallic engineered conductor products, principally copper-clad aluminum (CCA) and primarily services the Asia-Pacific region, and specifically the PRC market.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The below table illustrates the composition of the UK operations:

	For the nine months ended September 30, 2010	For the nine months ended September 30, 2009
Revenue	$3,329,059	$2,253,213
Net income	30,915	210,290

	For the three months ended September 30, 2010	For the three months ended September 30, 2009
Revenue	$1,043,741	$855,283
Net (loss) income	(29,118)	24,058

	September 30, 2010	December 31, 2009
Assets	$3,223,186	$2,673,254

The Company evaluates segment performance and allocates resources based on segment gross profit and segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.

Corporate operating expenses are primarily stock-based compensation, professional fees and outside service expenses.

Analysis of reportable segments (management information):

For the nine months ended September 30, 2010
	PRC	US	Corporate	Eliminations	Total
Revenues	$158,093,089	$40,519,519	$-	$(3,549,967)	$195,062,641
Gross profit	51,588,236	5,487,655	-	-	57,075,891
Selling, general and administrative expenses	8,384,077	3,618,800	3,233,299	-	15,236,176
Operating income (loss)	43,204,159	1,868,855	(3,233,299)	-	41,839,715
Capital expenditures	1,682,179	244,401	-	-	1,926,580
Depreciation expense (included in cost of goods sold and operating expense)	$7,541,497	$1,456,360	$-	$-	$8,997,857

For the three months ended September 30, 2010
	PRC	US	Corporate	Eliminations	Total
Revenues	$54,995,104	$13,093,644	$-	$(1,581,315)	$66,507,433
Gross profit	18,031,526	1,632,952	-	-	19,664,478
Selling, general and administrative expenses	2,656,104	962,070	1,081,806	-	4,699,980
Operating income (loss)	15,375,422	670,882	(1,081,806)	-	14,964,498
Capital expenditures	88,030	102,156	-	-	190,186
Depreciation expense (included in cost of goods sold and operating expense)	$2,692,845	$482,728	$-	$-	$3,175,573

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

For the nine months ended September 30, 2009
	PRC	US	Corporate	Eliminations	Total
Revenues	$105,226,285	$26,506,874	$-	$(498,732)	$131,234,427
Gross profit	34,361,859	3,199,662	-	-	37,561,521
Selling, general and administrative expenses	6,161,221	4,251,538	2,701,597	-	13,114,356
Operating income (loss)	28,200,638	(1,051,876)	(2,701,597)	-	24,447,165
Capital expenditures	5,770,109	261,267	-	-	6,031,376
Depreciation expense (included in cost of goods sold and operating expense)	$5,853,457	$1,338,385	$-	$-	$7,191,842

For the three months ended September 30, 2009
	PRC	US	Corporate		Eliminations	Total
Revenues	$39,408,804	$8,857,027	$		$(589,485)	$47,646,346
Gross profit	13,472,985	1,696,482				15,169,467
Selling, general and administrative expenses	2,667,761	1,319,654		600,777		4,558,192
Operating income (loss)	10,805,224	376,828		(600,777)		10,581,275
Capital expenditures	416,220	5,622				421,842
Depreciation expense (included in cost of goods sold and operating expense)	$2,073,116	$506,321	$		$	$2,579,437

	PRC	US	Corporate	Total
As of September 30, 2010
Property, plant and equipment, net	$118,869,646	$10,879,244	$-	$129,748,890

Total assets	$332,873,677	$33,240,947	$21,301,666	$387,416,290

As of December 31, 2009
Property, plant and equipment, net	$105,190,257	$12,195,309	$-	$117,385,566

Total assets	$254,054,799	$25,902,180	$14,777,086	$294,734,065

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

See Note 19 – Business combination for detail.

Note 22 – Related party

In September 2010, the Company’s Co-CEO and majority shareholder, Mr. Li Fu, advanced to the Company $15,000,000 so that Fushi JiangSu could timely make its registered capital payments as discussed in Note 18 – Commitments and contingencies. The loan is non-interest bearing and is due on demand. Mr. Fu also advanced the Company $8,000,000 in October 2010 for additional registered capital payments for Fushi Jiangsu. In October 2010, the Company had fully repaid all shareholder liabilities owed to Mr. Li Fu.

Note 23 – Subsequent events

The Company has performed an evaluation of subsequent events through the date which the consolidated financial statements were available to be issued.

On November 3, 2010, the Company’s Board of Directors  received a proposal from its Chairman and Chief Executive Officer, Mr. Li Fu ("Mr. Fu") and Abax Global Capital (Hong Kong) Limited on behalf of funds managed by it and its affiliates ("Abax") for Mr. Fu and Abax to acquire all of the outstanding shares of Common Stock of Fushi not currently owned by Mr. Fu and his affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions. Mr. Fu and his affiliates own approximately 29.2% of Fushi's Common Stock.  According to the proposal letter, Mr. Fu and Abax will form an acquisition vehicle for the purpose of completing the acquisition and plan to finance the acquisition with a combination of debt and equity capital. The proposal letter states that the equity portion of the financing would be provided by Mr. Fu, Abax and related sources. The proposal letter also states that Mr. Fu and Abax are currently in discussion to engage a financial advisor to the acquisition vehicle that will be formed by Mr. Fu and Abax.  The Company’s Board of Directors has formed a special committee of independent directors to evaluate and consider this proposal. No decisions have been made by the Special Committee with respect to the Company’s response to the proposal.

A shareholder class action complaint has been filed against Fushi and certain officers and directors thereof in connection with the November 3, 2010 proposal made by Mr. Li Fu and Abax for Mr. Fu and Abax to acquire all of the outstanding shares of Common Stock of Fushi not currently owned by Mr. Fu and his affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions (the “Fu Proposal”). In the complaint, the plaintiffs challenge the Fu Proposal and allege, among other things, that the consideration to be paid in such proposal is grossly inadequate. The complaint seeks, among other relief, to enjoin defendants from consummating the Fu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. The complaint was filed in Nevada. We have reviewed the allegations contained in the complaint and believe they are without merit. We intend to defend the litigation vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with ASC Topic 450, no liability has been accrued.

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

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi Copperweld, Inc., (ii) Fushi Holdings, Inc., (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iv) Fushi International (Jiangsu) Bimetallic Cable Co., (“Fushi International (Jiangsu)”), (v) Dalian Jinchuan Power Cable Co., Ltd. (“Jinchuan”); (vi) Shanghai Hongtai Industrial Co., Ltd.( “Hongtai”) (vii) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (viii) Copperweld Holdings, LLC, (ix) Copperweld Bimetallic, LLC (“Copperweld”) and (x) Copperweld Bimetallics UK, LLC. Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China; (ii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic copper-clad wire products, principally copper-clad aluminum (CCA) and copper-clad steel (CCS) products. Our products are primarily used in the telecommunications, electrical utility, and transportation industries, and are sold as conductor components and finished products in the wire and cable market.  Our products significantly reduce the amount of copper required to manufacture a conductor, and since copper is expensive; we significantly reduce conductor costs through the addition of an aluminum or steel core.  CCA and CCS conductors are generally used as substitutes for solid copper conductors where either cost savings or specific electrical and/or physical attributes are either required or desired.  In the first nine months of 2010, our products were sold to over 400 customers in over 30 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi™,” and sell either directly to cable manufacturers or through distributors or sales agents to end-users.

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

We believe we have a strong market position in all markets in which we compete due to the quality of our products, superior customer service, geographic and customer diversity and our ability to deliver superior products while operating as a low cost provider.  As a result, we believe we are now one of the leading producers of copper-clad bimetallic wire products in the world and are one of the market leaders in North America, Europe, Northern Africa, the Middle East and the People’s Republic of China.  We continue to expand within current and developing markets and create shareholder value by:

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

We believe our engineered bimetallic conductor products offer end-users greater value-performance than “solid” copper conductors.  Our bimetallic conductors combine the efficiency of copper with the lightweight qualities of aluminum (CCA), or the ruggedness and strength of steel (CCS).   Bimetallic conductors offer favorable cost characteristics, weight savings (CCA), increased flexibility and end-product ease-of-handling (CCA), increased tensile strength (CCS), improved corrosion characteristics and decreased theft risk.  Conductivity can be customized, by changing the percentage of copper or diameter of the wire, to fit many applications. The physical and electrical attributes of our bimetallic products provide our customers cost savings beyond their intrinsic pricing advantages.

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

While the pricing volatility of our raw materials, especially copper, is a primary cause of cost variations in our products, changes in raw material costs generally do not materially affect our dollar earnings on a per pound basis. Although an increase in the price of raw materials may serve to reduce our gross margins as a percentage of net sales, likewise, a decline in raw material prices may increase our gross margin as a percentage of net sales. We generally pass the cost of price changes in our raw materials to our customers rather than the percentage changes. We establish prices for our products based on market factors and our cost to produce our products. Typically, we set a base price for our products to our customers with an understanding that as prices of raw materials change, primarily for copper but also for aluminum and steel, we will pass the change through to our customers. Therefore, when prices of raw material increase, our prices to our customers increase and the amount of our total net sales increases while the dollar amount of our gross margin remains relatively stable.  As a result, the impact on earnings per share from volatile raw material prices is minimal, although there are timing delays of varying lengths depending upon volatility of metals prices, the type of product, competitive conditions and particular customer arrangements.

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

Highlights for the three months ended September 30, 2010 include:

•	Gross profit increased 29.6% to $19.7 million, or 29.6% of revenue, from $15.2 million in the third quarter of 2009;
•	Operating margin increased 30 basis points to 22.5% from 22.2% compared to the third quarter of 2009;
•	Further strengthened presence in Southeastern China through investment in Fushi International (Jiangsu); and
•	Metric tons shipped at US facility increased 32.2% compared to the third quarter of 2009.

Current Business Environment and Outlook for the Remainder of 2010:

We continue to see strengthening of demand for our products throughout the globe despite a slower than expected economic recovery in certain regions and a decrease in telecommunication infrastructure projects, specifically the 3G build-out, in China. We continue to persistently and systematically pursue potential organic and inorganic growth opportunities throughout the globe. Although delays in large-scale infrastructure projects could impact certain markets in the short-term, we think the following macro-level trends will positively impact our business and offer us opportunities to enhance profitability and capture new business in the context of improving global economic conditions:

•	Government stimulus packages focused on infrastructure: high-speed railways, transmission and distribution and power grid build out;
•	Worldwide underlying long-term growth trends in the electric utility and infrastructure markets;
•	Population growth and urbanization in developing countries with growing middle classes which influence demand for wire and cable; and
•	Continuing demand for cost effective, energy saving alternatives.

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

We continue to establish our presence in Southeastern China through continued investment in Fushi International (Jiangsu). Although not currently fully operational, we believe our new temporary facility, strategically located in Yixing, Jiangsu, will provide additional opportunities for our CCA and CCS products with respect to the over 100 telecom and power wire and cable manufacturers in the region and will also allow us to better service Southeast Asia.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars:

(in millions, except percentages)	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2010 (Unaudited)	2009 (Unaudited)	% Change	2010(Unaudited)	2009 (Unaudited)	% Change
Revenues	$66.5	$47.7	39.4%	$195.1	$131.2	48.7%
Gross Profit	19.7	15.2	29.6%	57.1	37.6	51.9%
Selling, general and administrative expenses	4.7	4.6	2.2%	15.2	13.1	16.0%
Operating Income	15.0	10.6	41.5%	41.8	24.4	71.3%
Income Before Taxes	14.9	10.1	47.5%	36.9	14.7	151.0%
Net Income Tax Provision	2.1	0.9	133.3%	3.3	0.8	312.5%
Net Income	$12.9	$9.2	40.2%	$33.7	$13.9	142.4%

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009:

Net Sales by Segment

The following tables set forth revenues in millions and metric tons (MT) of copper-clad products sold by each of our reporting segments on a combined basis:

	Net Sales
(in millions, except percentage)	Three Months Ended September 30,
	2010		2009
	Amount (Unaudited)	% of Net Sales	Amount (Unaudited)	% of Net Sales	Dollar Change	% Change
PRC	$53.4	80.3%	$38.9	81.6%	$14.5	37.3%
US	13.1	19.7%	8.8	18.4%	4.3	48.9%
Total net sales	$66.5	100.0%	$47.7	100.0%	$18.8	39.4%

	Metric Tons Sold
	Three Months Ended September 30,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
PRC *	7,388	75.7%	8,017	81.6%	-629	-7.8%
US	2,372	24.3%	1,812	18.4%	560	30.9%
Total sales volume*	9,760	100.0%	9,829	100.0%	-69	-0.7%

* Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

Net sales were $66.5 million in the third quarter of 2010, compared to $47.7 million in the same period of last year. Organic growth excluding the impact of the acquisitions of Jinchuan and Hongtai during the quarter was 21.2%. The $18.8 million increase in revenues was primarily driven by continued improvement in global demand, higher average selling prices which was partially due to increased copper prices, and incremental contributions from recent acquisitions.

The PRC segment experienced an increase of 37.3% in net sales for the third quarter ended September 30, 2010 compared to the similar period of 2009. The increase in PRC net sales is due to a 24.9% increase in average selling prices as a result of higher acquisition costs of raw materials and the inclusion of Jinchuan, which contributed $8.6 million in net sales, partially offset by a 7.8% drop in volume primarily as a result of the slowdown in capital spending related to China’s 3G build out.

The US segment experienced an increase of 48.9% in net sales for the third quarter of 2010 compared to the third quarter of 2009. The increase is primarily due to a (i) 30.9% volume increase, (ii) 13.8% increase in average selling price resulting from a higher acquisition cost of raw materials and (iii) the increase in the utilization rate from 25.4% to 31.4%. We continued to see strengthening of global demand in markets serviced from operations within our US segment throughout the third quarter of 2010 and believe the demand from global investment will continue.

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales
	Three Months Ended September 30,
(in millions, except percentages)	2010		2009
	Amount (Unaudited)	% of Net Sales	Amount (Unaudited)	% of Net Sales	Dollar Change	% Change
Telecommunication	$23.9	35.9%	$24.5	51.4%	$-0.6	-2.4%
Utility	39.6	59.5%	20.3	42.6%	19.3	95.1%
Transportation	1.1	1.7%	0.5	1.0%	0.6	120.0%
Other	1.9	2.9%	2.4	5.0%	-0.5	-20.8%
Total net sales	$66.5	100.0%	$47.7	100.0%	$18.8	39.4%

The following table presents the breakdown of metric tons (MT) of copper-clad products shipped to customers by industry:

	Three Months Ended September 30,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
Telecommunication	4,169	42.7%	4,999	50.8%	-830	-16.6%
Utility *	4,941	50.6%	3,988	40.6%	953	23.9%
Transportation	135	1.4%	67	0.7%	68	101.5%
Other	515	5.3%	775	7.9%	-260	-33.5%
Total sales volume *	9,760	100.0%	9,829	100.0%	-69	-0.7%

* Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

During the quarter ended September 30, 2010, our copper-clad wire sales to the telecommunication markets decreased by 830 metric tons, or 16.6%, compared to the same period in 2009 due to a slowing in the 3G build out in China and was partially offset by increased demand within the domestic US, as well as demand from other geographical areas.

Utility sales of copper-clad products in volume increased by 953 metric tons, or 23.9%, in the third quarter 2010 compared to the similar period in 2009. The increase in volume was broad-based across numerous geographical regions and applications worldwide. The 95.1% increase in net sales in dollar amount to the utility markets was primarily attributable to higher average selling prices, higher volumes of copper-clad products sold, and the inclusion of the Jinchuan acquisition which contributed $8.6 million in sales. The acquisition of Jinchuan allows us to process our products further downstream and provides a strategic expansion into the utility market sub-segment.

Capacity and Metric Tons Sold

The following table summarizes installed cladding capacities and output for the three month period ended September 30, 2010:

	Three Months Ended September 30, 2010
	PRC		US
	Capacity (MT)	Sold (MT)	Capacity (MT)	Sold (MT)
CCA	10,000	7,227	3,062	760
CCS	2,050	31	4,274	1,569
Total	12,050	7,258	7,336	2,329

We successfully installed 8,200 MT of CCS cladding capacity at our Dalian facility within the PRC segment during the second quarter of 2010. This additional capacity is targeted for the telecommunications, electric utilities and transportation industries in Asia where we believe there is significant demand for CCS. We are currently working with our customers to increase demand for CCS at our Dalian facility to further accelerate our growth and believe we will begin to realize increased revenue from CCS products within our PRC segment in fiscal year 2011.

Net Sales by Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products shipped to customers by product mix:

	Metric Tons Sold
	Three Months Ended September 30,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
CCA	7,987	81.8%	8,155	83.0%	-168	-2.1%
CCS	1,600	16.4%	1,272	12.9%	328	25.8%
Others *	173	1.8%	402	4.1%	-229	-57.0%
Total net sales *	9,760	100.0%	9,829	100.0%	-69	-0.7%

* Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

CCA sales volume from our PRC segment decreased by 5.3%, or 403 metric tons in the third quarter of 2010 compared to the same period in 2009 due to the slowdown of China’s 3G build out and was partially offset by stronger sales for utility related products. CCA sales volume from our Fayetteville facility increased by 44.8%, or 235 metric tons in the third quarter of 2010 compared to the same period in 2009 due to strengthening global demand.

CCS sales volume from our US facility increased by 25.7%, or 301 metric tons in the third quarter of 2010 compared to the same period in 2009, primarily due to increased demand within the domestic US and other geographical areas.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Gross Profit	$19.7	$15.2	$4.5	29.6%
Gross Margin	29.6%	31.8%		-2.2%

Gross profit was $19.7 million in the quarter ended September 30, 2010 compared to $15.2 million in the same period of 2009, representing an increase of 29.6%. Gross margin as a percentage of net sales decreased to approximately 29.6% from 31.8% for the year ago period. The decrease in gross margin can be primarily attributed to lower gross margins contributed from acquisitions completed subsequent to the third quarter of 2009 and higher raw material prices partially offset by improvements in product mix and pricing and benefits of cost savings initiatives.

Selling Expenses

	Three Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Selling Expenses	$1.5	$1.1	$0.4	36.4%
as a percentage of net sales	2.3%	2.3%		0%

Selling expenses were $1.5 million in the quarter ended September 30, 2010 compared to $1.1 million in the similar period in 2009, representing an increase of 36.4%. This increase is primarily due to increased global sales efforts and acquisitions completed subsequent to the third quarter of 2009, partially offset by cost savings initiatives.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
General and Administrative Expenses	$3.2	$3.5	$-0.3	-8.6%
as a percentage of net sales	4.8%	7.4%		-2.6%

General and administrative (G&A) expenses were $3.2 million in the quarter ended September 30, 2010 compared to $3.5 million in the same period in 2009, representing a decrease of 8.6%, or $0.3 million. This decrease is primarily due to enhanced efficiencies and benefits of cost savings initiatives, partially offset by acquisitions completed subsequent to the third quarter of 2009. As a percentage of net sales, G&A expenses decreased from 7.4% in the third quarter of 2009 to 4.8% in the same period of 2010 primarily due to increased revenues and benefits of operational leverage.

Operating Income

The following table sets forth operating income by segment, in millions of dollars:

	Three Months Ended September 30,
(in millions, except percentage)	2010		2009
	Amount (Unaudited)	% of Operating income	Amount (Unaudited)	% of Operating income	Dollar Change	% Change
PRC	$15.4	102.7%	$10.8	101.9%	$4.6	42.6%
US	0.7	4.6%	0.4	3.8%	0.3	75.0%
Corporate	(1.1)	-7.3%	(0.6)	-5.7%	(0.5)	83.3%
Total operating income	$15.0	100.0%	$10.6	100.0%	$4.4	41.5%

Total operating income was $15.0 million in the quarter ended September 30, 2010 compared to $10.6 million in the same period of 2009, representing an increase of $4.4 million or 41.5%. This increase is primarily due to an increase in net sales and an increase in operating profit contributed by our PRC segment of $14.5 million and $4.6 million, respectively. The operating income within our US segment was $0.7 million compared with that of $0.4 million in the same period of last year primarily due to benefits of operational leverage resulting from increased volumes and cost savings initiatives implemented during the course of 2009.

Other Income (Expense)

Interest income (expenses)
	Three Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Interest Income	$0.2	$0.1	$0.1	100.0%
Interest (Expense)	-	(1.2)	1.2	-100.0%
Net Interest Income / (Expense)	$0.2	$(1.1)	$1.3	-181.2%
as a percentage of net sales	0.3%	-2.3%		2.6%

Net interest income was $0.2 million in the quarter ended September 30, 2010 compared to interest expenses of $1.1 million in the same period of 2009. The change is primarily the result of the repayment of the retirement of the HY notes (see Consolidated Financial Statements Footnotes 10- Notes Payable).

Tax

	Three Months Ended September 30, 2010 (Unaudited)
(in millions)	PRC	US	Parent Company	Consolidated
Profit (Loss) before income tax	$15.4	$0.6	$(1.1)	$14.9
Income tax expense (credit)	2.2	-	(0.2)	2.0
Profit (loss) after income tax	$13.2	$0.6	$(0.9)	$12.9

Profit before tax for the PRC segment was $15.4 million in the three months ended September 30, 2010 with profits from the US segment before tax of $0.6 million. Loss at the parent company level was $1.1 million. On a consolidated basis, profit before tax was $14.9 million in the three months ended September 30, 2010 and we recognized a net tax expense of $2.0 million. The effective tax rate on a consolidation basis for the quarter was 13.9%.

Net Income

	Three Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Income Before Taxes	$14.9	$10.1	$4.8	47.5%
Benefit for Income Taxes	2.0	0.9	1.1	122.2%
Net Income After Taxes	$12.9	$9.2	$3.7	40.2%
as a percentage of net sales	19.4%	19.3%		0.1%

Income before tax was $14.9 million in the quarter ended September 30, 2010 compared to $10.1 million in the same period of 2009, representing an increase of $4.8 million, or 47.5%. Net income after taxes increased to $12.9 million in the third quarter of 2010 from $9.2 million in the third quarter of 2009, representing an increase of $3.7 million, or 40.2%. As a percentage of net sales, net income increased slightly to 19.4% in the third quarter of 2010, compared to 19.3% in the same period of 2009.

Earnings per Share

	Three Months Ended September 30,
	2010	2009
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$12,870,762	$9,194,933
Basic Weighted Average Number of Shares	37,694,626	28,084,416
Net Income per Share – Basic	$0.34	$0.33
Net Income for Diluted Earnings Per Share	$12,870,762	$9,194,933
Diluted Weighted Average Number of Shares	38,077,845	29,206,508
Net Income per Share – Diluted	$0.34	$0.31

Basic and diluted earnings per share (EPS) for the quarter ended September 30, 2010, were $0.34 and $0.34, respectively, compared to $0.33 and $0.31, respectively, for the comparable period in 2009.

Comparison of the Nine Months Ended September 30, 2010 and September 30, 2009:

Net Sales by Segment

The following tables set forth net sales in millions and metric tons (MT) of copper-clad products sold by each of our reporting segments on a combined basis:

	Net Sales
	Nine Months Ended September 30,
	2010		2009
(In millions, except percentage)	Amount (Unaudited)	% of Net Sales	Amount (Unaudited)	% of Net Sales	Dollar Change	% Change
PRC	$154.6	79.2%	$104.7	79.8%	$49.9	47.7%
US	40.5	20.8%	26.5	20.2%	14.0	52.8%
Total net sales	$195.1	100.0%	$131.2	100.0%	$63.9	48.7%

	Nine Months Ended September 30,
	2010		2009
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
PRC *	21,510	74.6%	22,964	79.6%	-1,454	-6.3%
US	7,324	25.4%	5,868	20.4%	1,456	24.8%
Total sales volume *	28,834	100.0%	28,832	100.0%	2	0.0%

 * Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

Net sales increased 48.7% over the same period one year earlier due to higher average selling prices which was partially due to increased copper prices, and incremental contributions from recent acquisitions.

The PRC segment experienced an increase of 47.7% in net sales for the nine months ended September 30, 2010 relative to the comparable 2009 period. The increase in PRC net sales for the nine months ended September 30, 2010, is primarily due to a 39.9% increase in the average selling price of our products as a result of higher metal prices relative to the comparable 2009 period. We generally pass the cost of price changes in raw materials to customers and set the base price for our products. The increase of PRC segment sales was also due to the inclusion of Jinchuan, which contributed $22.0 million of net sales in the first nine month of 2010.

The US segment experienced a significant recovery in net sales, resulting in an increase of 52.8% for the nine months ended September 30, 2010 relative to the comparable 2009 period. The increase in US segment net sales for the nine months ended September 30, 2010 compared to the prior year period is primarily the result of a 24.8% increase in metric tons shipped and a 27.4% increase in the average selling price. In line with the trend we began to see during the first and second quarters of 2010, the increase was the result of improving market conditions primarily in the Americas and Europe.

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales
	Nine Months Ended September 30,
	2010		2009
(In millions, except percentage)	Amount (Unaudited)	% of Net Sales	Amount (Unaudited)	% of Net Sales	Dollar Change	% Change
Telecommunication	$76.7	39.3%	$62.2	47.4%	$14.5	23.3%
Utility	107.4	55.1%	61.3	46.7%	46.1	75.2%
Transportation	2.8	1.4%	1.3	1.0%	1.5	115.4%
Other	8.2	4.2%	6.4	4.9%	1.8	28.1%
Total net sales	$195.1	100.0%	$131.2	100.0%	$63.9	48.7%

The following table presents the breakdown of metric tons shipped to customers by industry:

	Net Sales
	Nine Months Ended September 30,
	2010		2009
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
Telecommunication	13,404	46.5%	13,761	47.7%	(357)	-2.6%
Utility*	13,162	45.6%	12,903	44.7%	259	2.0%
Transportation	356	1.2%	192	0.7%	164	85.4%
Other	1,912	6.7%	1,976	6.9%	(64)	-3.2%
Total sales volume *	28,834	100.0%	28,832	100.0%	2	0.0%

* Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

During the nine months ended September 30, 2010, our copper-clad sales, in terms of volume, to the telecommunication markets decreased by 357 metric tons, or 2.6%, compared to the same period in 2009 primarily due to a slowdown in 3G build out in the PRC and partially offset by strengthened demand from markets served by operations within our US segment.

Utility sales of copper-clad products, in terms of volume, increased by 259 metric tons, or 2.0%, in the third quarter 2010 compared to the similar period in 2009. The 75.2% increase in net sales in dollar amount to the utility markets was primarily attributable to higher average selling prices, higher volumes and the inclusion of the Jinchuan acquisition which contributed $22.0 million in sales.

Transportation sales of copper-clad products, in terms of volume, increased by 164 metric tons, or 85.4%, due to continued strengthening of global demand.

Capacity and Metric Tons Sold

The following table summarizes installed cladding capacities and output for the nine months ended September 30, 2010:

	Nine Months Ended September 30, 2010
	PRC		US
(MT)	Capacity	Sold	Capacity	Sold
CCA	30,000	21,067	9,186	2,421
CCS	6,150	63	12,821	4,794
Total	36,150	21,130	22,007	7,215

Net Sales by Product Mix

	Metric Tons Sold
	Nine Months Ended September 30,
	2010		2009
(MT)	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
CCA	23,488	81.5%	23,787	82.5%	-299	-1.3%
CCS	4,857	16.8%	4,337	15.0%	520	12.0%
Others *	489	1.7%	708	2.5%	-219	-30.9%
Total sales volume *	28,834	100.0%	28,832	100.0%	2	0.0% %

* Does not include volume contributed by the Jinchuan acquisition which is measured by meters.

The sales of CCA in volume from our PRC segment decreased by 5.5%, or 1,220 metric tons in the first nine months ended September 30, 2010 compared to the same period in 2009 due primarily to a slowdown of China’s 3G build out. However the sales of CCA and CCS in volume from our US segment increased by 61.6%, or 921 metric tons, and 18.1%, or 736 metric tons, in the first nine months ended September 30, 2010 compared to the same period in 2009, respectively. This increase is primarily due to strengthening of global demand.

Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Gross Profit	$57.1	$37.6	$19.5	51.9%
Gross margin	29.3%	28.6%		0.7%

Gross profit increased $19.5 million or 51.9% for the nine months ended September 30, 2010 compared to the comparable period in 2009. As a percentage of net sales, gross margin increased from 28.6% in the first nine months of 2009 to 29.3% in the same period of 2010, primarily due to a better product mix, higher gross margins at our US facility, and improved pricing discipline within the wire and cable industry.

Selling Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Selling Expenses	$4.1	$3.4	$0.7	20.6%
as a percentage of net sales	2.1%	2.6%		-0.5%

Selling expenses increased $0.7 million or 20.6% for the nine months ended September 30, 2010 compared to the comparable period in 2009. As a percentage of net sales, selling expenses decreased from 2.6% in the first nine months of 2009 to 2.1% in the same period of 2010, primarily due to higher net sales.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
General and Administrative Costs	$11.2	$9.8	$1.4	14.3%
as a percentage of net sales	5.7%	7.4%		-1.7%

General and administrative expenses increased $1.4 million or 14.3% for the nine months ended September 30, 2010 compared to the same period in 2009 primarily resulting from acquisitions completed subsequent to the third quarter of 2009. As a percentage of net sales, general and administrative expenses decreased from 7.4% the nine months ended September 30, 2009 to 5.7% in the same period of 2010, primarily due to higher net sales and partially offset by cost savings initiatives.

Operating Income

The following table sets forth operating income by segment, in millions of dollars:

	Nine Months Ended September 30,
	2010		2009
(in millions, except percentage)	Amount (Unaudited)	% of operating income	Amount (Unaudited)	% of operating income	Dollar Change	% Change
PRC	$43.2	103.3%	$28.2	115.1%	$15.0	53.2%
US	1.8	4.3%	(1.0)	-4.1%	2.8	-280.0%
Corporate	(3.2)	-7.6%	(2.7)	-11.0%	-0.5	-18.5%
Total operating income	$41.8	100.0%	$24.5	100.0%	$17.3	70.6%

Operating income in the nine months ended September 30, 2010 increased approximately $17.3 million, or 70.6%, compared to the same period in 2009, which was primarily due to higher gross profit, acquisitions completed subsequent to September 30, 2009, and cost savings initiatives.

The operating income in the PRC segment increased approximately $15.0 million, or 53.2%, in the nine months ended September 30, 2010, when compared to the same period in 2009, primarily due to a higher sales growth and acquisitions completed subsequent to the third quarter of 2009.

The operating income in the US segment increased approximately $2.8 million in the nine months ended September 30, 2010, when compared to the same period in 2009, primarily due to higher gross profit, operational leverage as a result of higher volumes, and benefits from cost savings initiatives.

Other Income (Expense)

Interest Income (Expense)

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Interest Income	$0.6	$0.2	$0.4	200.0%
Interest Expense	(0.6)	(4.2)	3.6	-85.7%
Net Interest Expense	$(0.0)	$(4.0)	$4.0	-100.0%
as a percentage of net sales	0.0%	-3.0%		3.0%

Net interest expense was $0.0 million in the nine months ended September 30, 2010 compared to a net interest expense of $4.0 million in the same period of 2009. The change is primarily the result of the repurchase and retirement of the HY notes in the first quarter of 2010.

Tax

	Nine Months Ended September 30, 2010 (Unaudited)
(in millions)	PRC	US	Parent Company	Consolidated
Profit (loss) before income tax	$48.5	$1.6	$(13.2)	$36.9
Income tax expense (credit)	6.9	-	(3.6)	3.3
Profit after income tax	$41.6	$1.6	$(9.6)	$33.6

Profit before tax for the PRC segment was $48.5 million for the nine months ended September 30, 2010, with profit from the US before tax of $1.6 million. Loss at the Fushi Copperweld parent company level was $13.2 million primarily due to interest expense and loss on extinguishment of HY notes, loss on the unwinding of derivative instruments as well as professional fees and outside service expenses. On a consolidated basis, profit after tax was $33.6 million and we recognized a net tax expense of $3.3 million.

The amount of taxable income that the US companies must generate in order to recover the $15,407,083 of deferred tax asset balance at September 30, 2010, is approximately $45.3 million in the next 20 years.  As of September 30, 2010, the accumulated pretax loss was $51.1 million, of which $49.3 million is incurred by the parent company, Fushi Copperweld, and only $1.8 million incurred by our operations at our Fayetteville facility. The parent company does not generate revenues and its expenses have historically primarily included interest expenses on the HY Notes, stock-based compensation, changes in fair value of derivative liabilities related to Convertible Notes conversion options, hedge and warrants, as well as professional fees and outside service expenses.

Net Income

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Income Before Taxes	$36.9	$14.7	$22.2	151.0%
Provision for Income Taxes	3.3	0.8	2.5	312.5%
Net Income After Taxes	$33.6	$13.9	$19.7	141.7%
as a percentage of net sales	17.3%	10.6%		6.7%

Net income was $33.6 million in the nine months ended September 30, 2010 compared to $13.9 million in the same period in 2009, representing an increase of $19.7 million, or 141.7%. As a percentage of net sales, net income increased from 10.6% in the first nine months of 2009 to 17.3% in the same period of 2010. The increase can be attributed to higher net sales, higher margins, acquisition gains, and fewer expenses tied to changes in derivative liabilities.

Earnings Per Share

	Nine Months Ended September 30,
	2010	2009
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$33,681,331	$13,858,550
Basic Weighted Average Number of Shares	36,553,784	27,827,152
Net Income per Share - Basic	$0.92	$0.50
Net Income for Diluted Earnings Per Share	$33,681,331	$13,858,550
Diluted Weighted Average Number of Shares	37,030,499	28,676,832
Net Income per Share - Diluted	$0.91	$0.48

Basic and diluted earnings per share (EPS) for the nine months ended September 30, 2010, were $0.92 and $0.91, compared to $0.50 and $0.48 for the same period last year.

Selected Balance Sheet Data at September 30, 2010 (unaudited) and the year ended December 31, 2009:

	Selected Balance Sheet Data
	September 30, 2010	December 31, 2009	Change
(in millions, except percentage)	Unaudited		Dollar	%
Cash	$117.9	$60.6	$57.3	94.6%
Accounts Receivable, net	$64.5	$67.3	$(2.8)	-4.2%
PP&E (a)	$129.7	$117.4	$12.3	10.5%
Total Assets	$387.4	$294.7	$92.7	31.5%
Short Term Debt	$-	$14.0	$(14.0)	-100.0%
Long Term Debt	$5.9	$32.7	$(26.8)	-82.0%
Shareholders' Equity	$345.2	$237.0	$108.2	45.7%

For breakdown of plant and equipment, please refer to footnote Note–5 for details.

Our financial condition continues to improve as measured by an increase of 45.7% in shareholders’ equity during the nine months of 2010 compared to December 31, 2009. Cash increased 94.6% during the period primarily due to the net proceeds from our public offering consummated in February 2010, and the strong sales, which were partially offset by repayment of $35.0 million of our HY notes. Accounts receivable decreased 4.2% as a result of collection of long-time outstanding receivables. We entered into a new term-loan facility resulting in a long-term liability of $5.9 million as at September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At September 30, 2010, the majority of our liquid assets were held in RMB denominations deposited in banks within the PRC. The PRC has strict rules for converting RMB to other currencies and for movement of funds from the PRC to other countries. Consequently, we used funds from our public offering in the first quarter 2010 to recapitalize our non-PRC operations and have secured new working capital lines for non-PRC operations as our sales increase and our working capital needs grow.

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

In summary, our cash flows were:

	Nine Months Ended September 30,
(in millions)	2010 (Unaudited)	2009 (Unaudited)
Net cash provided by operating activities	$30.1	$15.6
Net cash used in investing activities	$(14.2)	$(5.4)
Net cash provided by (used in) financing activities	$39.4	$(15.8)
Effect of exchange rate on cash	$2.0	$(0.0)
Cash and cash equivalents at beginning of period	$60.6	$65.6
Cash and cash equivalents at end of period	$117.9	$60.0

For the nine months ended September 30, 2010, net cash provided by operating activities was $30.1 million, an increase of $14.5 million compared to the same period in 2009, reflecting a significant improvement in operating cash flow year over year.  The favorable changes is primarily attribute to an increase in net income of $19.8 million and a $4.5 million decrease in accounts receivables, partially offset by a $16.1 million increase in current advance to suppliers.

For the nine months ended September 30, 2010, net cash used in investing activities was $14.2 million, and was primarily attributable to a $5.1 million first payment of the acquisition costs associated with Jinchuan, a $1.3 million cash portion payment of the acquisition costs associated with Shanghai Hongtai, and the $5.7 million payment for unwinding of a cross currency hedge.

For the nine months ended September 30, 2010, net cash provided by financing activities was of $39.4 million, which was primarily attributable to the net proceeds of $56.4 million from an issuance of our common stock during the first quarter of 2010 and a term facility provided by Regions Bank amounting to $6.5 million, it was also attributable to a $15 million advance from Mr. Li Fu, as discussed in Note 22 Related Party partially offset by a $35.6 million payment to retire our HY notes.

At September 30, 2010, our cash balance was $117.9 million compared to $60.0 million at September 30, 2009 and $60.6 million at December 31, 2009.

Days sales outstanding (DSO) has decreased from 117 days at December 31, 2009, to 91 days at September 30, 2010, while days payable outstanding (DPO) decreased to 10 days as of September 30, 2010, from 20 days at December 31, 2009.

The decrease in DSO is primarily attributable to our increased efforts for accounts receivables collection, in addition to existing procedures established to facilitate collection. Meanwhile, we continued our policy on extending credit terms to certain credible customers that have long-standing business relationships with us in order to capture additional market share. We believe that our ability to extend credit terms puts pressure on our smaller competitors whose limited capital resources have become further strained due to the global economic crisis and who are unable to make such adjustments for customers.  We write off receivables specifically based on the facts we obtain about the customers’ ability to pay.

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2009	Nine months ended September 30, 2010
Customer Payment Term	Payment in advance up to 120 days	Payment in advance up to 120 days
Supplier Payment Term	Payment in advance up to 30 days	Payment in advance up to 30 days

Aging Analysis of accounts receivable:

	September 30, 2010	December 31, 2009
	(Unaudited)
1-30 days	$24,698,033	$19,055,520
31-60 days	20,353,886	17,199,485
61-90 days	19,260,155	15,029,899
91-180 days	726,699	12,776,229
180-365 days	257	4,027,988
Over 365 days	4,526	220,163
Bad debts allowance	(522,729)	(1,024,684)
Total	$64,520,827	$67,284,600

Inventory turnover days increased from 25 days at December 31, 2009 to 33 days at September 30, 2010. Advance to supplier’s turnover days has increased from 24 days at December 31, 2009, to 29 days at September 30, 2010. The Company’s principal raw materials consist of aluminum, steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affects the prices of the Company’s products and influence the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products. The increased investment in both inventory and advance to suppliers during third quarter of 2010 was primarily due to the projected increased demand of our products.

COMMITMENTS AND CONTINGENCIES

Please refer to Footnote Note 19 – Business combinations for contingent consideration related to the acquisition of Jinchuan.

Please refer to below Contractual Obligations table item Registered capital of Fushi International (Jiangsu) *2 for commitment to invest to Fushi International (JiangSu).

Contractual Obligations

Set out below are our contractual obligations at September 30, 2010:

Contractual obligations	Total	Payment due by less than 1 year	2–3 years	4-5 years	More than 5 Years
Contingent second installment payment for Jinchuan acquisition *1	$5,075,000	$5,075,000	$-	$-	$-
Long-term debt	6,500,000	650,000	1,300,000	1,300,000	3,250,000
Registered capital of Fushi International (Jiangsu) *2	34,980,000	10,000,000	24,980,000
Capital-lease obligation	167,316	79,084	88,232	-	-
Total	$46,722,316	$15,804,084	$26,368,232	$1,300,000	$3,250,000

* 1           On January 21, 2010, the Company’s PRC subsidiary, Fushi International (Dalian) Bimetallic Cable Co., Ltd. entered into an agreement to purchase 100% of the equity interest of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), a Chinese manufacturer of electric wire and electric cables, from Jinchuan’s shareholders. The total purchase price for the acquisition will be $10.15 million in cash. The purchase price shall be paid in two equal installments of $5,075,000. The initial installment was paid upon the closing of the acquisition, February 5, 2010. If certain net income targets are achieved by Jinchuan for the fiscal year ended 2010, as confirmed by an audit to be performed by the Company’s auditors, the balance of the purchase price shall be paid to the Jinchuan shareholders. If Jinchuan fails to achieve the net income targets for 2010, the balance of the purchase price payable shall be reduced proportionally at the rate of 2.91 times the P/E ratio of the audited net income for 2010. The potential undiscounted amount of all future payments that Fushi International could be required to pay under the contingent consideration arrangement is between $0 to $5,075,000. The fair value of the contingent consideration arrangement of $5,075,000 was estimated by applying the income approach. That measure is based on significant inputs determined by management that are not observable in the market, which ASC Topic 820 refers to as Level 3 inputs. Key assumptions include (a) the combined impact of upgrading plans of national power grid systems in PRC and the synergies from acquisition of Jinchuan will enhance Jinchuan’s revenue by 21% compared with 2009 and (b) the synergies from acquisition of Jinchuan will further reduce Jinchuan’s cost by 2% compared with 2009. As of September 30, 2010, and through the issuance of these consolidated financial statements, management believed that Jinchuan was able to meet such net income targets for 2010 to recognize the full amount of the contingent consideration.

* 2           Fushi JiangSu was established on June 18, 2010 with a registered capital of $49,980,000. Fushi JiangSu had received $15,000,000 investment as of September 30, 2010, and is in the process of obtaining the capital verification. Of the remaining registered capital, $10,000,000 and $24,980,000 are required to be invested by June 17, 2011 and June 17, 2012, respectively.

Legal Proceedings

During the quarter ended September 30,2010, we were no aware of any material, existing or pending legal proceedings against us, nor are we involved in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company. Please refer to Part II, Item 1 of the Quarterly Report on Form 10-Q for information on legal proceedings after the end of the quarter.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

Critical Accounting Policies

Please refer to footnote Note 2 – Summary of Significant Accounting Policies.

Recent Accounting Pronouncements

Please refer to footnote, Recently issued accounting pronouncements under Note 2 – Summary of Significant Accounting Policies.

Subsequent Events

On November 3, 2010, the Company announced that its Board of Directors received a proposal letter from its Chairman and Chief Executive Officer, Mr. Li Fu ("Mr. Fu") and Abax Global Capital (Hong Kong) Limited on behalf of funds managed by it and its affiliates ("Abax") for Mr. Fu and Abax to acquire all of the outstanding shares of common stock of Fushi not currently owned by Mr. Fu and his affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions. Mr. Fu and his affiliates own approximately 29.2% of Fushi's common stock.  According to the proposal letter, Mr. Fu and Abax will form an acquisition vehicle for the purpose of completing the acquisition and plan to finance the acquisition with a combination of debt and equity capital. The proposal letter states that the equity portion of the financing would be provided by Mr. Fu, Abax and related sources. The proposal letter also states that Mr. Fu and Abax are currently in discussion to engage a financial advisor to the acquisition vehicle that will be formed by Mr. Fu and Abax.

The Company’s Board of Directors has formed a special committee of independent directors consisting of John F. “Jack” Perkowski, Barry Raeburn and Feng Bai (the "Special Committee") to consider this proposal. The Special Committee intends to retain independent advisors, including an independent financial advisor, to assist it in its work. No decisions have been made by the Special Committee with respect to Fushi's response to the proposal. There can be no assurance that any definitive offer will be made, that any agreement will be executed or that this or any other transaction will be approved or consummated.

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

We are primarily exposed to price risk related to our purchase of copper used in the manufacturing of our products. Our copper price management strategy involves the use of natural techniques, where possible, such as purchasing copper for future delivery at fixed prices. We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2010, and did not employ any commodity price derivatives during the three months ended September 30, 2010.

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

The RMB is currently freely convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment. On May 19, 2007, the People’s Bank of China announced a policy to expand the maximum daily floating range of RMB trading prices against the US dollar in the inter-bank spot foreign exchange market from 0.3% to 0.5%. On June 19, 2010, the People’s Bank of China restated to increase the flexibility of the RMB exchange rate, since then the RMB has appreciated over 2%. While the international reactions to the RMB revaluation and widening of the RMB’s daily trading band have generally been positive, with the increased floating range of the RMB’s value against foreign currencies, the RMB may appreciate or depreciate significantly in value against the US dollar or other foreign currencies in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued.

We recognized a foreign currency translation gain adjustment of $6,198,740 and $112,093 for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, we recognized a foreign currency translation gain adjustment of $4,433,165 and $72,136, respectively.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with excellent payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. Up to now, we have not experienced any material write off of any major customer’s account receivable.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.   Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2010, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On November 4, 2010 a shareholder class action complaint was filed against the Company and certain officers and directors thereof in connection with the November 3, 2010 proposal made by Mr. Li Fu and Abax for Mr. Fu and Abax to acquire all of the outstanding shares of Common Stock of Fushi not currently owned by Mr. Fu and his affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions (the “Fu Proposal”). In the complaint, the plaintiffs challenge the Fu Proposal and allege, among other things, that the consideration to be paid in such proposal is grossly inadequate. The complaint seeks, among other relief, to enjoin defendants from consummating the Fu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders. The complaint was filed in Nevada state court. We have reviewed the allegations contained in the complaint and believe they are without merit. We intend to defend the litigation vigorously. As such, based on the information known to us to date, we do not believe that it is probable that a material judgment against us will result. In accordance with ASC Topic 450, no liability has been accrued.
Item 1A. Risk Factors

The following are an additional risk factors relating to our business operations since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.

There may be unknown risks inherent in our acquisition of Jinchuan, which could have a significant impact on our financial results.

There may be risks associated with the acquisition of Jinchuan, though not expected or anticipated, that may not yet be apparent.  For the nine months ended September 30, 2010, Jinchuan contributed approximately 13.0% to net sales of our consolidation revenue.  Any discovery of adverse information concerning Jinchuan since the acquisition, depending upon the nature of such information, could have an adverse impact on the growth opportunities in the utilities market, which we believe are presented to us by Jinchuan’s business,  and the results of operations for our PRC segment. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

There may be unknown risks inherent in our acquisition of Shanghai Hongtai, which could have a significant impact on our financial results.

There may be risks associated with the acquisition of Shanghai Hongtai, though not expected or anticipated, that may not yet be apparent. Any discovery of adverse information concerning Shanghai Hongtai since the acquisition, depending upon the nature of such information, could have an adverse impact on growth opportunities, which we believe are presented to us by Shanghai Hongtai’s business and assets,  and the results of operations for our PRC segment. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

An inability to access our credit facilities could result in a reduction in our liquidity

We have entered into a secured credit agreement (the “Regions Bank credit facility) with Regions Bank (the “Lender”) which provides for a $2.5 million revolving credit facility and a term facility of up to $6.5 million. See Note 9 of the Notes to the Consolidated Financial Statements.

We rely on the Regions Bank credit facility as a potential source of liquidity. The availability of this credit facility could be critical to our ability to meet our obligations as they come due in a market when alternative sources of credit are tight. The credit facility contains certain administrative, reporting, legal and financial covenants. We must comply with covenants under the Regions Bank credit facility including a requirement to maintain a specified minimum tangible net worth.

Our right to make borrowings under the Regions Bank credit facility is subject to the fulfillment of certain important conditions, including our compliance with all covenants, and our ability to borrow under the Regions Bank credit facility is also subject to the continued willingness and ability of the Lender to provide funds. Our failure to comply with the covenants in the Regions Bank credit facility or fulfill the conditions to borrowings, or the failure of the Lender to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facility, would restrict our ability to access the credit facility when needed and, consequently, could have a material adverse effect on our financial condition and results of operations.
There can be no assurance that any definitive offer will be made with respect to the proposal made by our Chairman and Chief Executive Officer, Mr. Li Fu ("Mr. Fu") and Abax Global Capital (Hong Kong) Limited on behalf of funds managed by it and its affiliates ("Abax") to acquire all of our outstanding common stock, that any agreement will be executed or that this or any other transaction will be approved or consummated. The absence of a proposal to acquire our common stock would likely have an adverse effect on the market price of our common stock.
On November 3, 2010, our Board of Directors, or the Board, received the proposal from Mr. Fu and Abax described as a Subsequent Event in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. We have cautioned our shareholders and others considering trading in our securities that our Board has only received the proposal and that no decisions have been made by the Board or the special committee of the Board with respect to our response to this proposal. The proposal submitted was not a definitive offer, and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that a definitive offer, if made, with respect to the proposal or any other transaction will be approved or consummated. On the last trading day prior to the announcement of the proposal, our Common Stock closed at $9.10 per share. After the announcement, the trading price of our Common Stock has risen to trade closer to the $11.50 per share proposal price. If this proposal were rejected or withdrawn, and if no similar transaction presented itself, the stock price would likely fall below its current trading range.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Document Description

10.1	Credit and Security Agreement dated as of August 31, 2010 between Copperweld Bimetallics LLC and Regions Bank

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

FUSHI COPPERWELD, INC.

Date: November 8 , 2010	By:	/s/ Li Fu
Name: Li Fu
Title: Chairman and Co-Chief Executive Officer

Exhibit Index

Exhibit No.	Document Description

10.1	Credit and Security Agreement dated as of August 31, 2010 between Copperweld Bimetallics LLC and Regions Bank

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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