Form 10-K/A
period 2009-12-31
Fushi Copperweld, Inc.
filed 2011-04-04
CIK 710846

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _____________

Commission file number: 001-33669

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

I.           DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the registrant’s 2010 Annual Meeting of Stockholders to be held in the second quarter of fiscal year 2010 is incorporated by reference in Part III to the extent described therein.

EXPLANATORY NOTE

This annual report on Form 10-K is being filed as Amendment No. 1 to our Annual Report on Form 10-K (“Amendment No. 1”) which was originally filed on March 16, 2010 with the Securities and Exchange Commission (the “Original 10-K”). This amendment is filed solely with respect to the following items:

- Part I, Item 1- Description of Business

- Part I, Item 1A- Risk Factors

- Part II, Item 6- Selected Financial Data

- Part II, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations

- Part II, Item 9A- Controls and Procedures; and

- Part IV, Item 15- Exhibit, Financial Statement Schedules.

This Amendment No. 1 is being filed in order to restate:

•                 Our consolidated balance sheets as of December 31, 2009 and 2008 by increasing deferred tax assets and accumulated comprehensive income and decreasing retained earnings. As a result, our consolidated total assets increased by $2,561,059 and $1,488,206 at December 31, 2009 and 2008, respectively; and

•                 Our consolidated statements of income for the years ended December 31, 2009, 2008 and 2007 by reclassifying the change in fair value of derivative from other comprehensive income to net income and adjusting the tax effect accordingly. As a result, our consolidated net income for the years ended December 31, 2009, 2008 and 2007 decreased by $2,082,598, increased by $2,731,291 and decreased by $5,620,161, respectively; and

•                 Our consolidated statements of shareholders’ equity for the years ended December 31, 2009, 2008 and 2007 by decreasing retained earnings increasing accumulated comprehensive income. As a result, our consolidated total shareholder’s equity increased by $2,561,059, $1,488,206 and $2,895,235 for the years ended December 31, 2009, 2008 and 2007, respectively.

The restatement relates to our accounting treatment for our cross-currency interest swap. We concluded that we had unintentionally misinterpreted GAAP previously and the cross-currency interest swap should not have qualified as a cash flow hedge and the change in fair value of $3,155,451, $(4,138,320) and $8,515,396 should be recorded as other income or loss in our consolidated statements of income instead of recorded as other comprehensive income or loss for the years ended December 31, 2009, 2008 and 2007, respectively.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 is presented at Note 2, “Summary of  Significant Acounting Policies – Restatement of Financial Statements.”

This Amendment No. 1 also corrects the audited condensed parent-only financial statements and footnotes found on pages F-41 through F-45 of the Original 10-K which were erroneously labeled as “unaudited.” Such parent-only financial statements and footnotes will be moved to new footnote number 24 to the audited financial statements and labeled “restated.”  Furthermore, this Amendment No. 1 includes a re-issued dual dated audit report of Frazer Frost, LLP, and new officer certifications are being filed as exhibits to this Amendment No. 1.

Except as specifically referenced herein, this Amendment No. 1 to the Annual Report on Form 10-K does not reflect any event occurring subsequent to March 16, 2010, the filing date of the original report.

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

We sell bimetallic wire products to a diverse base of customers worldwide that operate primarily in the telecommunications, electrical utility, and transportation industries. Our products are sold to 536 customers in 37 countries and are marketed under the established “Copperweld®” and “Fushi TM ” brand names. We believe our customers view the Copperweld brand as the premium choice for bimetallic products offered internationally. Our products become components in a wide variety of end-use products and are sold directly to cable manufacturers or through either distributors or sales agents, and to end-users, by our direct sales organization. The PRC represented the largest market for our products, accounting for approximately 80% of our revenues in the fiscal ended December 31, 2009, with North America, Europe and the Middle East and North Africa representing 16%, 3%, and 1% of our revenues in this period, respectively. We continue our efforts to diversify our business, further reducing customer concentration over the past twelve months.

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

On October 29, 2007 we acquired Copperweld, Bimetallics (“Copperweld”) for $22.5 million in cash. Effective January 15, 2008, we changed our name from Fushi International, Inc. to Fushi Copperweld, Inc. to recognize the worldwide importance of the Copperweld brand while continuing to leverage the Fushi brand, especially in the PRC. We, and our customers, view the Copperweld brand as the premium brand of bimetallic products and will promote the Copperweld brand as a premier product, worldwide.

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

Our Business Operations

We operate our business principally through two wholly-owned subsidiaries: Fushi International (Dalian) Bimetallic Cable Co. Ltd. and Copperweld Bimetallics, LLC. Fushi International (Dalian) is a subsidiary of Fushi Holdings, which is wholly-owned by Fushi Copperweld, Inc.

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

Financial Information About Geographic Areas

The below table provides a breakdown of our sales by segment for the fiscal years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31
	2009	2008	2007
	(In Millions)
Total sales:
PRC	$145.8	$156.3	$117.7
US	37.1	65.1	10.5
Total sales:	$182.9	$221.4	$128.2

The below table provides a breakdown of our long-lived assets by segment for the fiscal years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31
	2009	2008	2007
	(In Millions)
Total long-lived assets:
PRC	$118.3	$119.7	$101.4
US	29.4	29.9	23.3
Total long-lived assets:	$147.7	$149.6	$124.7

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

The transportation end-market accounted for approximately 1.1% of our revenues in the fiscal year ended December 31, 2009 and we expect this market to be an important driver of our future growth. Our CCS and CCA wires are used in original equipment and aftermarket applications for electrified rail applications as well as in automobiles, trucks, motorcycles, commercial off road equipment and trailers. In October 2008, the Chinese State Council approved a RMB 2 trillion, or approximately $293 billion, investment plan to construct 25,000 kilometers (16,000 miles) high-speed rail network through 2012. This investment plan extends the previously announced railway building program in the PRC, which allocated RMB 1,250 billion, or $183 billion, in the 11 th five-year plan to be invested between 2006 and 2010. As a result of this increased investment, the railway network in the PRC is expected to grow from 110,000 kilometers at the end of 2011 to over 200,000 kilometers by 2020, according to the Chinese Ministry of Railways.

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

Since the acquisition of Copperweld, we have begun integrating our sales and marketing functions on a global basis. Our sales team is under the direction of a global sales manager. Our extensive sales and service network covers over 60 countries. We offer various pricing incentives to encourage larger-volume orders and long-term relationships with our customers. As a result of increasing demand for our products and as new marketing opportunities develop, we expect to increase our outside sales force by reassigning current employees and adding additional qualified personnel. During 2009 we expanded our footprint throughout the globe the addition of agents in Europe, the Middle East, and South America. Our sales staff works closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products. Throughout 2009 and continuing into the 2010 year, we provided professional sales training to our sales force.

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

Available Information

Our website ( www.fushicopperweld.com) contains frequent updated information about us and our operations. Our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q, Form 8-K and Proxy Statements and all amendments to those reports can be viewed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.fushicopperweld.com and clicking on Investor Relations and then clicking on Financial Reports and Filings. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, such as us, who file electronically with the SEC. The address of that website is http://www.sec.gov. The information on that website is not a part of this report, except as otherwise stated herein. The registration statements, reports and other information so filed can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. You can request copies of these documents upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

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

ITEM 1A. RISK FACTORS

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

	Noon Buying Rate
Period	Period End	Average (1)	Low	High
(RMB per US$1.00)
2005	8.0702	8.1826	8.2765	8.0702
2006	7.8041	7.9636	8.0702	7.8041
2007	7.2946	7.6058	7.8127	7.2946
2008	6.8225	6.9477	7.2946	6.7800
2009	6.8259	6.8307	6.8470	6.8176

(1)	Annual averages are calculated from month-end rates. Monthly averages are calculated using the average of the daily rates during the relevant period.

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

On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company, also known as “Circular 78.” It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as our company, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with and obtain approvals from SAFE prior to their participation in the plan. In addition, Circular 78 also requires PRC citizens to register with SAFE and make the necessary applications and filings if they participated in an overseas listed company’s covered equity compensation plan prior to April 6, 2007. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

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

As of December 31, 2009, we had deferred tax assets of $14.3 million. These and future deferred tax assets may be reduced if our estimates of future taxable income from our operations and tax planning strategies do not support the amount of the deferred tax assets.

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

Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Further, if the amount or value of these deferred tax assets is reduced, such reduction would have a negative impact on the book value of our common stock.

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

PART II

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands, Except per Share Data)
Consolidated Statements of Operations Data
NET REVENUE	$182,932	$221,435	$128,222	$67,596	$33,709
Cost of goods sold	128,122	164,182	85,774	42,782	21,400
GROSS PROFIT	54,810	57,253	42,448	24,814	12,309
Research and development	143	403	154	195	65
Selling, general and administrative	17,778	19,760	11,649	4,233	2,282
Total operating expenses	17,921	20,163	11,803	4,428	2,347
INCOME FROM OPERATIONS	36,889	37,090	30,645	20,386	9,962
INTEREST AND OTHER INCOME (EXPENSES)
Interest and other income	4,212	4,964	3,553	74	288
Interest and other expenses	(18,250)	(8,946)	(16,060)	(2,252)	(1,049)
Total interest and other income (expenses), net	(14,038)	(3,982)	(12,507)	(2,178)	(761)
INCOME BEFORE INCOME TAXES	22,851	33,108	18,138	18,208	9,201
PROVISION (BENEFIT) FOR INCOME TAXES	939	1,902	(5,747)	398	1,402
NET INCOME	$21,912	$31,206	$23,885	$17,810	$7,799
NET INCOME PER SHARE
Basic	$0.78	$1.14	$1.08	$0.89	$2.02
Diluted	$0.76	$1.10	$0.97	$0.84	$0.50
WEIGHTED AVERAGE SHARES USED IN NET INCOME PER SHARE CALCULATION:
Basic	28,266	27,299	22,179	19,933	3,869
Diluted	28,643	28,272	25,244	21,276	15,689

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In Thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$60,598	$65,612	$79,915	$20,494	$6,164
Working capital	$124,529	$106,443	$91,009	$18,055	$10,077
Total assets	$297,295	$295,946	$249,364	$96,162	$71,137
Total long term obligations	$32,686	$44,377	$68,515	$10,256	$9,676
Total shareholder’s equity	$239,537	$204,468	$147,183	$65,134	$44,465

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

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. In fiscal year 2009, our products were sold to over 536 customers in 37 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi TM ”, and sell either directly to cable manufacturers or through distributors or sales agents to end-users.

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

	For the Years Ended December 31
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Net sales	$182,932	100%	$221,435	100%	$128,222	100%
Cost of sales	$128,122	70%	$164,182	74%	$85,774	67%
Gross profit	$54,810	30%	$57,253	26%	$42,448	33%
Selling, general and administrative expenses	$17,921	10%	$20,163	9%	$11,803	9%
Operating income	$36,889	20%	$37,090	17%	$30,645	24%
Income before taxes	$22,851	12%	$33,108	15%	$18,138	14%
Net income	$21,912	12%	$31,206	14%	$23,885	19%

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

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld U.S. will have taxable income in future periods. US companies must generate a total of $42.1 million of taxable net income by years 2025 to 2029 in order to recover the deferred tax asset balance. Through cost savings initiatives implemented beginning in the fourth quarter of 2008; the Company has lowered total labor overhead by approximately $100,000 per month. The Company is also in the process of refining and improving their manufacturing processes that may further realize cost savings of approximately $300,000 per month. With these cost saving measures in place, the Company believes that it is possible to realize profit at current sales levels at the Fayetteville facility and that Fayetteville will be well positioned to experience increased profitability when the global economic crisis subsides and sales begin to rebound to historical levels. The Company projects the Fayetteville facility to start generating positive annual pre-tax income in fiscal year 2010. Based on its review and taking into consideration the foregoing, the Company believes that, as of December 31, 2009, it was not necessary to provide a valuation allowance for deferred tax assets.

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

Tax

	Dalian	Fayetteville & Telford	Parent Company
Profit (Loss) before income tax	$42,341,358	$(1,795,708)	$(17,694,691)
Income tax expense (credit)	$(5,930,466)	$548,548	$4,442,747
Profit after income tax	$36,410,892	$(1,247,160)	$(13,251,944)

Profit before tax for Dalian was $42.3 million in the fiscal year ended December 31, 2009 with losses from the US segment before tax of $1.8 million. Loss at the Fushi Copperweld parent company level was $17.7 million primarily due to interest expenses on the high yield notes, non-cash stock-based compensation, non-cash charges related to changes in fair value of derivative liabilities related to the convertible notes conversion options, as well as professional fees and outside service expenses and partially offset by a gain from the repurchase of the convertible notes. On a consolidated basis, profit before tax was $22.9 million and we recognized a tax expense of $0.9 million.

Net Income

	Fiscal Year Ended December 31		Change
(In Millions)	2009	2008	Dollar	%
Net Income before taxes	$22.9	$33.1	$(10.2)	-30.8%
Income taxes, net	$0.9	$1.9	$(1.0)	-52.6%
Net Income after taxes	$22.0	$31.2	$(9.2)	-29.5%
as a percentage of net sales	12.0%	14.1%	0.0%	-2.1%

Net income for the fiscal year ended December 31, 2009 was $22.0 million compared to $31.2 million for the similar period in 2008, a decrease of approximately $9.2 million or 29.5%. Net income as a percentage of net sales is 12.0% and 14.1% during the period of 2009, compared with that of 2008.

Earnings per Share

	Fiscal Year Ended December 31
	2009	2008
	Audited	Audited
Net Income for Basic Earnings Per Share	$21,911,788	$31,205,800
Basic Weighted Average Number of Shares	$28,265,748	$27,298,891
Net Income per Share – Basic	$0.78	$1.14
Net Income for Diluted Earnings Per Share	$21,911,788	$31,128,055
Diluted Weighted Average Number of Shares	$28,643,002	$28,271,863
Net Income per Share – Diluted	$0.76	$1.10

Basic and diluted earnings per share (EPS) for the fiscal year ended December 31, 2009 were $0.78 and $0.76, compared to $1.14 and $1.10 for the prior year. The weighted average number of shares outstanding to calculate basic EPS was 28.3 million and 27.3 million for 2009 and 2008, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 28.6 million and 28.3 million for 2009 and 2008, respectively.

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

Net Income

Pre-tax income increased 82.5% to $33.1 million from $18.1 million, excluding litigation accrual expense. Net income increased to approximately $31.2 million, or 14% of net sales for the year ended December 31, 2008, from approximately $23.9 million, or 19% of net sales for the year ended December 31, 2007, representing a decrease of $7.3 million or 30.5%. The bottom line increase is primarily due to the increment of gross profit of $15 million. As more fully described in the section “Taxation” above, we became liable for PRC income taxes on our Dalian operations during 2008.

Basic and diluted earnings per share (EPS) for the fiscal year ended December 31, 2008 were $1.14 and $1.10, compared to $1.08 and $0.97 for the prior year. The weighted average number of shares outstanding to calculate basic EPS was 27.3 million and 22.2 million for 2008 and 2007, respectively. The weighted average number of shares outstanding to calculate diluted EPS was 28.3 million and 25.2 million for 2008 and 2007, respectively.

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

Cash Flows from Operating Activities.   For the fiscal year ended December 31, 2009, net cash provided by operating activities was $27.1 million, representing an increase of $26.5 million as compared to the similar period in 2008. This was primarily attributable to our net income of $21.9 million and $18.1 million increase in working capital from $106.4 million in 2008 to $124.5 million in 2009, adjusted by an add-back of non-cash expenses mainly consisting of depreciation and amortization, change in fair value of derivative liability and warrants, and share-based compensation expense. The change on working capital for the year ended December 31, 2009 was primarily related to (i) a $18.2 million increase in accounts receivable; (ii) a $3.9 million increase in inventory, offset by a $11.7 million decrease in advance to raw material suppliers; (iii) a $3.1 million decrease in accounts payable; (iv) a $1.5 million decrease in other payables and accrued liabilities, offset by a $3.3 million increase in tax payable. Increase in accounts receivables was primarily driven by extended credit term to certain customers as well as longer collection cycle as a result of challenging economic condition. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. We have not experienced any significant amount of bad debt since the inception of our operation and have established appropriate procedures to facilitate collection. The repairs and maintenance expense recognized in 2008 and 2009 are $819,283 and $662,205, respectively. The decrease in repairs and maintenance expense for the fiscal year ended December 31, 2009 was primarily due to the additional cost on PP&E that were acquired through the acquisition of Copperweld in October 2007.

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

Cash Flow from Investing Activities.   For the fiscal year ended December 31, 2009, net cash used in investing activities was $5.9 million, compared to net cash used in investing activities of $17.1 million in 2008. This was primarily attributable to (i) a $1.2 million payments for derivative instrument; (ii) a $5.1 million capital expenditure on improvement of property and purchase of new equipment and machinery, and (iii) partially offset by a $0.4 million proceeds from sale of PP&E.

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

Contractual Obligations	Total	Payment Due by Less than 1 Year	2 – 3 Years	4 – 5 Years	More than 5 Years
Estimated variable rate interest payment related to High Yield notes (semi-annual) (1)	$3,769,852	$2,086,737	$1,683,115	$—	$—
Long-Term Debt Obligations – High Yield note principal (1)	35,000,000	10,000,000	25,000,000	—	—
Capital Lease Obligations	225,129	71,503	153,626	—	—
Long-Term Debt Obligations – SWAP settlement (2)	7,969,228	2,370,586	5,598,642	—	—
Total	$46,964,209	$14,528,826	$32,435,383	$—	$—

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

Fushi Copperweld, Inc., Fushi Holdings, Copperweld Bimetallics Holdings, LLC and Copperweld bimetallics, LLC were incorporated in the United States and have incurred net operating losses for income tax purposes for 2009, 2008 and 2007. A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld U.S. will have taxable income in future periods. US companies must generate a total of $42.1 million of taxable net income (including the recovery of time difference) by years 2025 to 2029 (the recovery of time difference is not subject to those years) in order to recover the deferred tax asset balance.

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

In June 2009, the FASB issued an accounting standard which establishes the FASB Accounting Standards Codification TM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company with all public filings as of the effective date referenced to the Codification as the sole source of authoritative literature.

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

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Office (CEO), our Chief Financial Officer (CFO), and our Financial Controller as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our CEO and acting CFO, evaluated the design and operating effectiveness as of December 31, 2009, of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our CEO and acting CFO concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely fashion.

During the course of preparing for the audit for the year ended December 31, 2010, management of the Company discovered an accounting error occurred on the financial statements for the year ended December 31, 2009 which required a restatement. Thus, management determined that a material weakness existed with respect to our reporting of complex, non-routine transactions. This weakness was a result of our incorrect interpretation of GAAP relating to the accounting for cross-currency interest swap which should not have qualified as a cash flow hedge.

As a result of the material weakness indentified with respect to our reporting of complex non-routine transactions, our CEO, our CFO and our Financial Controller have re-evaluated our disclosure controls and procedures, and on March 24, 2011, concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our CEO, our CFO, and  our Financial Controller, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with the policies or procedures may deteriorate.

In connection with the filing of this Amendment No. 1, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was performed using the  Internal Control — Evaluation Framework  developed by the Committee of Sponsoring Organizations of the Tread-way Commission (“COSO”). Based on such evaluation, management revised its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, originally included in Management’s Report on Internal Control Over Financial Reporting in the Company’s annual report on Form 10-K on March 16, 2010. In that report, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. Subsequent to the original 10-K, we indentified errors in our 2009 financial statements and have restated those financial statements. Management has concluded that these errors resulted from control deficiencies that represent material weaknesses in internal control over financial reporting. As a result, management has revised its assessment of the effectiveness of our internal control over financial reporting due to a material weakness in our reporting of complex, non-routine transactions.

Based on this assessment and the determination that a material weakness exists with our reporting of non-routine, complex transactions, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on those criteria due to the material weakness described above.

The Company’s independent registered public accounting firm, Frazer Frost, LLP, has audited and issued an audit report on management’s revised assessment of the Company’s internal control over financial reporting and their report is included herein. Our independent auditors were given unrestricted access to all financial records and related data.

Remediation

Subsequent to December 31, 2009, during 2010, the Company hired a new Financial Controller and CFO.  With the addition of a new Financial Controller with experience in U.S. GAAP, and an experienced Chief Financial Officer, management believes the foregoing efforts will effectively remediate the material weakness described above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Fushi Copperweld, Inc.

We have audited Fushi Copperweld, Inc. and Subsidiaries’ (“Fushi Copperweld, Inc.”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fushi Copperweld, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A “Management’s Report on Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated March 9, 2010, we expressed an unqualified  opinion on the effectiveness of internal control over financial reporting as of December 31, 2009. As described in the following paragraph, the Company subsequently indentified material misstatements in its financial statements, which caused the annual financial statements to be restated. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over  financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been indentified and included in management’s assessment.

During the course of preparing for the audit for the year ended December 31, 2010, management of the Company discovered an accounting error occurred on the our financial statements for the year ended December 31, 2009 which was required for a restatement. Thus, the management determined that a material weakness existed with respect to our reporting of complex, non-routine transactions. This weakness was a result of our incorrect interpretation of GAAP relating to the accounting for cross-currency interest swap which should not have qualified as a cash flow for hedge.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2009, and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows of Fushi Copperweld, Inc. and Subsidiaries, and our report dated March 9, 2010, except for the effects on the consolidated financial statements of the restatement described in Note 2 as to which the date is March 28, 2011, expressed an unqualified opinion.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, California

March 9, 2010 (March 28, 2011 as to the effects of the material weaknesses)

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

Consolidated Balance Sheets — as of December 31, 2009 and 2008

Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for each of the years ended December 31, 2009, 2008 and 2007

Notes to Financial Statements

(2)
Financial Statement Schedule II Valuation and Qualifying Accounts. The information for Schedule II as well as other Schedules has been omitted since they are not applicable, except for Schedule I which is included on pages F- 48 through F- 52 .

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

FUSHI COPPERWELD, INC.

Date: April 4, 2011	By	/s/ Li Fu
Li Fu, Co-CEO
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 4, 2011
/s/ Craig H. Studwell
Craig H. Studwell, Chief Financial Officer
(Principal Accounting Officer)
April 4, 2011
/s/ Li Fu
Li Fu, Director
April 4, 2011
/s/ Bai Feng
Bai Feng, Director
April 4, 2011
/s/ Jiping Hua
Jiping Hua, Director
April 4, 2011
/s/ Barry Raeburn
Barry Raeburn, Director
April 4, 2011
/s/ John Perkowski
John Perkowski, Director

S-1

FUSHI COPPERWELD, INC.

Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2009

Number	Description

23.1	Consent of Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)

31.1	Certification of Li Fu and Joseph J. Longever pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

31.2	Certification of Craig Studwell pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002;

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002;

E-1

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Fushi Copperweld, Inc.

We have audited the accompanying consolidated balance sheets of Fushi Copperweld, Inc. and Subsidiaries (“Fushi Copperweld, Inc.”) as of December 31, 2009 and 2008, and the related statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Fushi Copperweld, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fushi Copperweld, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2010 (March 28, 2011 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised))  expressed an adverse opinion on the Company’s internal control over financial reporting because of the material weakness.

/s/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)

Brea, CA

March 9, 2010 (March 28, 2011 as to the effects of the restatement discussed in Note 2)

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(RESTATED)

	2009	2008
ASSETS

CURRENT ASSETS:
Cash	$60,597,849	$65,611,770
Restricted cash	-	1,000,000
Accounts receivable, trade, net of allowance of bad debt of $1,024,684 and $318,529 as of December 31, 2009 and 2008, respectively	67,284,600	49,782,548
Inventories	10,875,782	6,977,852
Notes receivables	122,972	171,300
Other receivables and prepaid expenses	1,137,566	869,973
Advances to suppliers	8,582,346	20,261,585
Deposit in derivative hedge	1,000,000	1,000,000
Prepaid taxes	-	670,805
Total current assets	149,601,115	146,345,833

PLANT AND EQUIPMENT, net	117,385,566	119,761,027

OTHER ASSETS:
Advances to suppliers, noncurrent	1,356,404	4,022,879
Notes receivables, noncurrent	699,106	799,106
Intangible asset, net	11,924,056	12,406,920
Deferred loan expense, net	2,045,349	3,317,725
Deferred tax assets	14,283,528	9,292,233
Total other assets	30,308,443	29,838,863

Total assets	$297,295,124	$295,945,723

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$4,002,773	$7,204,156
Notes payable, current	10,000,000	5,000,000
Revolver line	4,033,783	4,712,075
Short term bank loans	-	17,588,400
Other payables and accrued liabilities	3,854,355	4,751,460
Customer deposits	74,019	542,540
Taxes payable	2,599,055	-
Cross currency hedge payable	436,702	104,324
Obligation under capital lease, current	71,503	-
Total current liabilities	25,072,190	39,902,955

LONG TERM LIABILITIES:
Notes payable, noncurrent	25,000,000	40,000,000
Obligation under capital lease, non current	153,626	-
Fair value of derivative instrument	7,532,527	4,377,076

Total liabilities	57,758,343	84,280,031

COMMITMENTS AND CONTINGENCIES	-	7,197,794

SHAREHOLDERS' EQUITY:

Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding	-	-
Common stock,$0.006 par value, 100,000,000 shares authorized, December 31, 2009: 29,772,780 shares issued and outstanding December 31, 2008: 27,499,034 shares issued and 27,399,034 outstanding	178,638	164,395
Restricted common stock in escrow	-	600
Additional paid in capital	105,540,676	91,172,890
Statutory reserves	16,282,793	12,316,147
Retained earnings	92,312,280	75,724,288
Accumulated other comprehensive income	25,222,394	25,089,578
Total shareholders' equity	239,536,781	204,467,898

Total liabilities and shareholders' equity	$297,295,124	$295,945,723

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(RESTATED)

	2009	2008	2007

REVENUES	$182,932,292	$221,434,702	$128,222,083

COST OF GOODS SOLD	128,122,357	164,181,739	85,773,819

GROSS PROFIT	54,809,935	57,252,963	42,448,264

OPERATING EXPENSE:
Selling expenses	4,869,987	4,607,459	1,762,461
General and administrative expenses	13,051,442	15,555,267	10,040,827
Total operating expense	17,921,429	20,162,726	11,803,288

INCOME FROM OPERATIONS	36,888,506	37,090,237	30,644,976

OTHER INCOME (EXPENSE):
Interest income	369,267	662,290	1,822,048
Interest expense	(5,271,427)	(8,833,866)	(7,544,635)
(Loss) gain on derivative instrument	(1,574,989)	163,062	1,508,693
Gain on CB extinguishment	3,842,935	-	-
Change in derivative liability - warrants	(752,114)	-	-
Change in derivative liability - conversion option	(7,181,198)	-	-
Change in fair value of derivatives instrument	(3,155,451)	4,138,320	(8,515,396)
Other (expense) income	(314,570)	(112,303)	222,545
Total other expense, net	(14,037,547)	(3,982,497)	(12,506,745)

INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	22,850,959	33,107,740	18,138,231

Deferred income tax benefit	(4,991,295)	(3,544,998)	(5,747,235)
Current income tax expense	5,930,466	5,446,938	-
Provision (benefit) for income taxes, net	939,171	1,901,940	(5,747,235)

NET INCOME	21,911,788	31,205,800	23,885,466

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on marketable securities	-	22,301	(22,301)
Foreign currency translation adjustment	132,816	12,535,951	9,853,904

COMPREHENSIVE INCOME	$22,044,604	$43,764,052	$33,717,069

Earnings per share:
Basic	$0.78	$1.14	$1.08
Diluted	$0.76	$1.10	$0.97

Weighted average number of shares:
Basic	28,265,748	27,298,891	22,178,517
Diluted	28,643,002	28,271,863	25,243,788

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(RESTATED)

	Common stock
	Shares outstanding		Shares In escrow		Additional	Common stock	Retained earnings		Accumulated
	Number	Par	Number	Par	paid in	subscription	Statutory	Unrestricted	comprehensive
	of shares	value	of shares	value	capital	receivable	reserves	earnings	income (loss)	Totals
BALANCE, December 31, 2007	25,211,304	$151,268	100,000	$600	$77,665,064	$	$8,321,726	$48,512,909	$12,531,326	$147,182,893

Note payable converted to common stock @ $7.00	2,142,857	12,857			14,987,143					15,000,000
Exercise of warrants for cash @ $3.1064	44,873	270			139,124					139,394
Stock compensation expense					1,868,809					1,868,809
Net income								31,205,800		31,205,800
Adjustment to statutory reserve							3,994,421	(3,994,421)		-
Foreign currency translation gain									12,535,951	12,535,951
Recognition of loss on marketable securities									22,301	22,301
Allocation of APIC due to Kuhn's litigation					(3,487,250)					(3,487,250)
BALANCE, December 31, 2008, as previously reported	27,399,034	164,395	100,000	600	91,172,890	-	12,316,147	75,724,288	25,089,578	204,467,898

Cumulative effect of reclassification of conversion option								(1,357,150)		(1,357,150)
BALANCE, January 1, 2009, as adjusted	27,399,034	164,395	100,000	600	91,172,890	-	12,316,147	74,367,138	25,089,578	203,110,748

Shares issued for cash @ $4.80	400,000	2,400			1,917,600					1,920,000
Transfer to derivative liabilities of warrant due to warrant issued					(211,443)					(211,443)
Shares issued for Convertible notes extinguishment @ $9.08	440,529	2,643			3,997,357					4,000,000
Shares placed in escrow (subscription receivable)			2,200,000	13,200	6,249,481	(6,262,681)				-
Shares removed from escrow as payment of liability	1,470,752	8,825	(1,470,752)	(8,825)	-	6,262,681				6,262,681
Shares cancelled from escrow			(829,248)	(4,975)	4,975	-				-
Transfer balance of derivative liabilities of warrant to APIC due to amendments of warrant agreements					963,557					963,557
Exercise of warrants for cash @ $3.1064	52,352	314			166,312	-				166,626
Exercise of stock option	5,262	32			(32)					-
Stock compensation expense					1,280,008					1,280,008
Correction of 2007 warrant exercise calculation error	4,851	29			(29)					-
Net income								21,911,788		21,911,788
Adjustment to statutory reserve							3,966,646	(3,966,646)		-
Foreign currency translation gain									132,816	132,816

BALANCE, December 31, 2009	29,772,780	$178,638	-	$-	$105,540,676	$-	$16,282,793	$92,312,280	$25,222,394	$239,536,781

See report of independent registered public accounting firm.
The accompanying notes are an integral part of these consolidated statements.

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(RESTATED)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,911,788	$31,205,800	$23,885,466
Adjustments to reconcile net income to cash provided by operating activities:
Change in fair value of derivatives instrument	3,155,451	(4,138,320)	8,515,396
Deferred taxes	(4,991,295)	(3,544,998)	(5,747,235)
Bad debt expenses	705,825	178,467	-
Reserve for obsolete inventory	-	96,893	-
Inventory value write off	79,563	-	-
Depreciation	9,762,096	6,457,629	3,117,837
Loss on sale of property and equipment	117,430	28,887	-
Amortization of intangible assets	476,696	417,681	234,672
Amortization of loan commission	1,272,375	2,798,205	721,455
Interest penalty	-	710,544	-
Amortization of stock option compensation expense	1,280,008	1,868,809	1,938,073
Loss (gain) on derivative instrument	1,574,989	(163,062)	(1,508,693)
Gain on convertible note extinguishment	(3,842,935)	-	-
Change in derivative liability - conversion option	7,181,198	-	-
Change in derivative liability - warrants	752,114	-	-
Investment loss on marketable securities	-	16,158	-
Change in operating assets and liabilities:
Accounts receivable	(18,247,931)	(24,794,459)	(9,151,252)
Inventories	(3,856,156)	5,113,772	4,344,568
Other receivables and prepayments	(220,548)	189,808	200,721
Notes receivables	148,273	(114,896)	(784,551)
Advances to suppliers - current	11,661,597	(17,408,968)	1,015,842
Accounts payable	(3,111,464)	4,076,919	(2,564,797)
Other payables and accrued liabilities	(1,474,776)	(1,083,919)	2,667,158
Customer deposits	(474,407)	509,481	(545,440)
Taxes payable	3,270,610	(1,788,643)	(186,374)
Net cash provided by operating activities	27,130,501	631,788	26,152,846

CASH FLOWS FROM INVESTING ACTIVITIES:
Marketable securities	-	2,983,842	(2,977,699)
Payments on derivative instrument	(1,242,612)	-	(127,380)
Proceeds from derivative instrument	-	973,556	802,523
Deposit in derivative hedge	-	(1,000,000)	-
Proceeds from sale of property and equipment	424,444	-	-
Purchase of land use right	-	(1,698,433)	-
Advances for purchase of land use right	-	-	(4,379,166)
Purchase of property and equipment	(5,058,250)	(15,226,592)	(31,115,408)
Advances for purchase of property and equipment	-	(3,148,802)	(12,583,219)
Net cash used in investing activities	(5,876,418)	(17,116,429)	(50,380,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder	12,186,677	-	-
Repayments on shareholders	(12,186,677)	-	(3,985,698)
Release (deposit) of restricted cash	1,000,000	-	(1,000,000)
Net (payments) borrowings on revolver line	(678,292)	(2,419,008)	1,025,814
Proceeds from bank loans	-	16,908,000	11,718,630
Payments on bank loans	(17,553,600)	(17,268,032)	(29,628,641)
Payments on capital lease obligation	(41,468)	-	-
Payment on high yield notes payable	(5,000,000)	-	-
Repurchase of convertible notes payables	(6,060,000)	-	-
Net proceeds from stock issuance in private placement	-	-	37,232,906
Net proceeds from long term notes	-	-	56,400,000
Proceeds on issuance of common stock and warrants	2,086,626	139,124	7,692,068
Net cash (used in) provided by financing activities	(26,246,734)	(2,639,916)	79,455,079

EFFECT OF EXCHANGE RATE ON CASH	(21,270)	4,821,569	4,193,631

(DECREASE) INCREASE IN CASH	(5,013,921)	(14,302,988)	59,421,207

CASH, beginning of period	65,611,770	79,914,758	20,493,551

CASH, end of period	$60,597,849	$65,611,770	$79,914,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$3,725,954	$6,327,084	$4,249,882

Cash paid for income taxes	$5,131,397	$4,509,274	$-

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

On October 29, 2007, Fushi acquired Copperweld Bimetallics, LLC, (“Copperweld”), a limited liability company registered in the state of Delaware, which is the parent company of Copperweld Bimetallics UK, Ltd. ("Copperweld UK"), a private company registered in the United Kingdom. Copperweld is a bimetallic sales and manufacturing operation headquartered in Fayetteville, Tennessee. Copperweld UK is a manufacturing, distribution and customer service facility located in Telford, England.

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

Note 2 - Summary of Significant Accounting Policies

Restatement of Financial Statements

The restatement relates to our accounting treatment for our cross-currency interest swap. We concluded that we had unintentionally misinterpreted GAAP previously and the cross-currency interest swap should not have qualified as a cash flow hedge and the change in fair value of $3,155,451, $(4,138,320) and $8,515,396 should be recorded as other income or loss in the statement of income instead of recorded as other comprehansive income or loss for the years ended December 31, 2009, 2008 and 2007, respectively.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Balance Sheet and Equity sheet items	2009	2009	2008	2008	2007	2007
	Restated	Original	Restated	Original	Restated	Original
Deferred tax assets	$14,283,528	$11,722,469	$9,292,233	$7,804,027	$5,747,235	$2,852,000
Statutory reserves	16,282,793	16,282,793	12,316,147	12,316,147	8,321,726	8,321,726
Unrestricted earnings	92,312,280	97,283,748	75,724,288	78,613,158	48,512,909	54,133,070
Retained earnings	108,595,073	113,566,541	88,040,435	90,929,305	56,834,635	62,454,796
Accumulated other comprehensive income	25,222,394	17,689,867	25,089,578	20,712,502	12,531,326	4,015,930
Total shareholders' equity	239,536,781	236,975,722	204,467,898	202,979,692	147,182,893	144,287,658
Total Assets	$297,295,124	$294,734,065	$295,945,723	$294,457,517	$249,363,852	$246,468,617

Income Statement items

Deferred income tax expense (benefit)	$(4,991,295)	$(3,918,442)	$(3,544,998)	$(4,952,027)	$(5,747,235)	$(2,852,000)

Net Income	21,911,788	23,994,386	31,205,800	28,474,509	23,885,466	29,505,627
Other Comprehensive Income	132,816	(3,022,635)	12,558,252	16,696,572	9,831,603	1,316,207
Comprehensive Income	$22,044,604	$20,971,751	$43,764,052	$45,171,081	$33,717,069	$30,821,834

Earnings per share:
Basic	0.78	0.85	1.14	1.04	1.08	1.33
Diluted	0.76	0.84	1.10	1.00	0.97	1.19

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

	2009	2008	2007
China	$145,846,314	$156,342,939	$117,737,442
USA	28,476,262	45,754,350	9,327,218
Europe	4,689,234	8,375,872	1,157,423
Other countries	3,920,482	10,961,541	-
Total sales	$182,932,292	$221,434,702	$128,222,083

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

Derivative instrument

The Company accounts for derivatives in accordance with ASC Topic 815, Derivative and Hedging, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. Changes in the fair value are recognized in earnings.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

As of December 31, 2009, the Company has derivative instruments with carrying value of approximately $8.0 million. The Management calculated the fair value of the derivative instrument using Level 3 inputs since there is no observable market price.

	Carrying Value December 31, 2009	Fair Value Measurements December 31, 2009 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative instrument	$7,532,527	-	-	$7,532,527
Cross currency hedge payable	$436,702	-	-	$436,702

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

For the year ended December 31, 2009, 2008 and 2007, the Company recognized a loss in the change in fair value of derivative liability – conversion option in the amounts of $7,181,198, $0 and $0, respectively.

For the year ended December 31, 2009, 2008 and 2007, the Company recognized a loss in the change in fair value of derivative liability – warrants in the amounts of $752,114, $0 and $0, respectively.

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

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this ASU did not have a material impact on its consolidated financial statements.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The following table consists of allowance for doubtful accounts:

Allowance for doubtful accounts at December 31, 2007	$135,418
Additional reserves	178,467
Accounts receivable write off	(1,093)
Effect of foreign currency translation	5,737
Allowance for doubtful accounts at December 31, 2008	$318,529
Reserve adjustment	705,825
Accounts receivable write off	-
Effect of foreign currency translation	330
Allowance for doubtful accounts at December 31, 2009	$1,024,684

Note 4 - Inventories

Inventories consisted of the following:

	December 31, 2009	December 31, 2008
Raw materials	$5,137,002	$3,929,585
Work in process	2,777,890	1,337,703
Finished goods	3,007,279	1,832,511
Scrap	-	38,540
Totals	10,922,171	7,138,339
Less allowance for obsolete inventory	(46,389)	(160,487)
Totals	$10,875,782	$6,977,852

The following table consists of allowance for obsolete inventory:

Allowance for obsolete inventory at December 31, 2008	$160,487
Additional reserves	-
Valuation adjustment	(114,098)
Allowance for obsolete inventory at December 31, 2009	$46,389

Note 5 - Plant and equipment

Plant and equipment consisted of the following:

	December 31, 2009	December 31, 2008

Land	$100,726	$100,726
Buildings and improvements	43,665,594	43,418,544
Transportation equipment	4,177,943	4,138,892
Machinery and equipment	74,463,717	55,147,707
Office furniture	1,172,121	1,166,477
Construction in progress	19,449,384	33,163,330
Totals	143,029,485	137,135,676
Less accumulated depreciation	(25,643,919)	(17,374,649)
Totals	$117,385,566	$119,761,027

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

Project No. 1 “Manufacturing Machinery and Equipment for CCA/CCS” is related to CCA and CCS production lines and ancillary equipment located in Dalian, China. The estimated costs to complete Project No.1 as of December 31, 2009 are approximately $600,000.

Project No. 2 “Corporate Administration Office Building” represents Tower B of our corporate office building located at our Dalian facility. Tower B is still currently under construction and is expected to be completed by December 2010.  The estimated costs to complete Project No. 2 (Tower B) as of December 31, 2009 are $2.9 million.

Project No. 4 “Manufacturing Machinery and Equipment for CCA/CCS” is related to ancillary equipment relocated to Dalian, China in December 2009.

Construction in progress as of December 31, 2008 consisted of the following:

No.	Project description	December 31, 2008	Commencement date	Expected completion date
1	Manufacturing machinery and equipment for CCA/CCS	$14,507,534	Dec, 2007	Partially completed in 2009
2	Corporation administration office building	12,964,718	May, 2003	December 2010
3	Manufacturing machinery and equipment for CCA (Multiple)	3,298,681	Oct,2007 thru Jan, 2008	Partially completed in 2009
4	Manufacturing machinery and equipment for CCS (Multiple)	1,775,300	Mar, 2007 thru Sep, 2008	Partially completed in 2009
5	Manufacture building	617,097	Jan, 2008	Jun, 2010
	Total	$33,163,330

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

The provision (benefit) for income taxes consisted of the following:

	2009	2008	2007
Provision for China income taxes	$5,930,466	$5,446,938	$-
Benefit for US income taxes	(4,991,295)	(3,544,998)	(5,747,235)
Provision (benefit) for income taxes	$939,171	$1,901,940	$(5,747,235)

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
U.S. Statutory rates on foreign income	34.0%	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)	(34.0)
China income taxes	25.0	25.0	33.0
China income tax exemption	(12.5)	(12.5)	(33.0)
Deferred tax recognized from NOL	(34.0)	(34.0)	(34.0)
Other item (a)	25.6	27.2	(2.3)
Effective income tax rate	4.1%	5.7%	(31.7)%

a)
The 25.6%, 27.2% and 2.3% represents the $5,370,385, $1,868,809 and $1,938,073 of expenses incurred by the Company that are not subject to income tax for the years ended December 31, 2009, 2008 and 2007, respectively.

The estimated tax savings from the tax exemptions for the year ended December 31, 2009, amounted to $5,468,702. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.78 to $0.58 and diluted earnings per share from $0.76 to $0.57.

The estimated tax savings from the tax exemptions for the year ended December 31, 2008, amounted to $5,900,849. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $1.14 to $0.93 and diluted earnings per share from $1.10 to $0.89.

The estimated tax savings from the tax exemptions for the year ended December 31, 2007, amounted to $12,815,700. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $1.08 to $0.50 and diluted earnings per share from $0.97 to $0.46.

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

The deferred tax activity consisted of the following:

Deferred tax assets at December 31, 2007	$5,747,235
Additions to deferred tax assets	3,544,998
Deferred tax assets at December 31, 2008	9,292,233
Additions to deferred tax assets	4,991,295
Deferred tax assets at December 31, 2009	$14,283,528

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

A valuation allowance is required against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. Management believes that the realization of the benefits can be used by their US operating subsidiary in future periods because expectations are that Copperweld U.S. will have taxable income in future periods. US companies must generate a total of $42 million of taxable net income (including the recovery of time difference) by years 2025 to 2029 (the recovery of time difference is not subject to those years) in order to recover the deferred tax asset balance.

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

August 13, 2009

Derivative liability - conversion option	$8,409,765
Convertible notes carrying value (5M principal)	5,893,170

Total Convertible Notes liability	14,302,935

Liability per Repurchase Agreement (Principal)	10,060,000
Liability per Repurchase Agreement (Additional accrual) *	400,000

Total Repurchase liability	10,460,000

Gain on Convertible Notes extinguishment	$3,842,935

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Deferred commissions on long term notes amounted to $1,955,778 (of which $800,000 was due to Kuhn's verdict as explained in Note 18) as of December 31, 2009 and $3,188,344 (of which $1,350,000 was due to Kuhn's verdict as explained in Note 18) as of December 31, 2008.  Amortized commission for the years ended December 31, 2009, 2008 and 2007 amounted to $1,232,566 (of which $550,000 was due to Kuhn's verdict as explained in Note 18), $2,758,396 (of which $1,650,000 was due to Kuhn's verdict as explained in Note 18) and $653,260, respectively. Interest on long term notes for the years ended December 31, 2009, 2008 and 2007 amounted to $3,579,925, $3,414,804 and $5,180,067, respectively. Both amortized commission and interest on long term notes are recorded as interest expense.

Note 11 – Capital lease

In July 2009, the Company entered into a non-cancellable capital lease agreement for lighting equipment installed in one of its plant facilities. The lease has a three year term and contains a bargain purchase option of $1.00 at the end of the term. The lease requires monthly payments of $8,414.

The following is an analysis of the leased property which is combined into Plant and Equipment, net, on the consolidated balance sheet.

	December 31, 2009	December 31, 2008
Plant facility	$266,598	$-
Less: accumulated depreciation	(8,887)	-
Net leased plant facility	$257,711	$-

The following is a schedule of future minimum lease payments under the capital lease together with the present value of the net minimum lease payment as of December 31, 2009.

Year ending December 31,	Minimum lease payment
2010	$92,561
2011	100,976
2012	67,318
Total minimum lease payments	260,855
Less: interest *1	(35,726)
Present value of net minimum lease payments *2	$225,129

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 12 – Derivative instrument

On April 10, 2007, the Company entered into a cross currency swap transaction (the “SWAP”) with Merrill Lynch Capital Services, Inc. (“MLCS”) which converted the USD variable interest rate of initially LIBOR plus 7% per annum and LIBOR plus (5.6% per annum after a qualified IPO) in a notional amount of USD 40 million to an 8.3% per annum fixed interest rate in a notional amount of RMB310,900,000. The SWAP required semi-annual payment in arrears on July 24 and January 24 and would mature on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012. Under the terms of the SWAP, the Company received variable interest rate payments in USD and made fixed interest rate payments in RMB which were translated into USD at foreign exchange rates on each settlement dates. In July 2008, the Company placed a deposit of USD1,000,000 with MLCS according to the agreement.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized a loss of  $3,155,451, a gain of $4,138,320 and a loss of $8,515,396 for the change in fair value of the cross-currency interest swap in the consolidated statements of income and other comprehensive income.

Note 13 - Earnings per share

The following is information of net income per share:

	2009	2008	2007

Net income for basic earnings per share	$21,911,788	$31,205,800	$23,885,466
Add: Interest expense for convertible note	-	102,149	4,151,233
Deduct: Loan issuance cost	-	(179,894)	(3,600,000)
Net income for diluted earnings per share	$21,911,788	$31,128,055	$24,436,699

Weighted average shares used in basic computation	28,265,748	27,298,891	22,178,517
Diluted effect of warrants, option and convertible note	377,254	972,972	3,065,271
Weighted average shares used in diluted computation	28,643,002	28,271,863	25,243,788

Earnings per share
Basic	$0.78	$1.14	$1.08
Diluted	$0.76	$1.10	$0.97

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion

11/31/2007	Warrants	$16.80	100,000	Anti-dilutive
05/21/2007 to 11/13/2007	Options	$11.75-20.94	828,333	Anti-dilutive
04/10/2008 to 6/25/2008	Options	$15.04-23.25	144,000	Anti-dilutive
9/1/2009	Options	$7.52	100,000	Anti-dilutive
11/23/2009	Options	$7.93	200,000	Anti-dilutive

Note 14 - Stockholders' Equity

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

Because of certain cash redemption clauses related to these warrants, the Company at issuance recorded the fair value of these warrants as “derivative liability – warrants” in the accompanying consolidated financial statements.  On June 30, 2009, the Company amended and the holders amended the original warrant agreements to remove the certain cash redemption clauses as mentioned above.  The fair value of the warrants were calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions: exercise price of $5.25 for Series A, $5.50 for Series B and $6.00 for Series C Warrants; share price of $8.27 for all warrants; risk free interest rate of 0.42% for Series A and B Warrants, and 0.83% for Series C Warrants; expected remaining life of 0.65 year for Series A and B Warrants, and 1.15 years for Series C Warrants; and volatility of 60% for all warrants. For the year ended December 31, 2009, total change in fair value of warrant liability amounted to $752,114 loss. The Company had re-classified the derivative liability – warrants to additional paid in capital Upon the Company and the holders amended the original warrant agreements to remove the certain cash redemption clauses.

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

The following is a summary of the outstanding and exercisable warrant balance:

Exercise Price	Number	Average Remaining Life (years)

$3.11	279,772	2.00
$16.80	100,000	1.90
$5.25	100,000	0.15
$5.50	100,000	0.15
$6.00	100,000	0.64
	679,772	1.24

The following is a summary of the warrant activity:
	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted -Average Exercise Price	Average Remaining Contractual Life
Balance, December 31, 2006	2,480,944	2,480,944	$3.57	4.92 years
Granted	100,000	100,000	$16.80
Forfeited	-	-
Exercised	(2,103,892)	(2,103,892)	$3.67
Balance, at December 31, 2007	477,052	477,052	$6.35	3.92 years
Rounding adjustments	(55)	(55)
Granted	-	-
Forfeited	-	-
Exercised	(44,873)	(44,873)	$3.11
Balance, at December 31, 2008	432,124	432,124	$6.28	2.92 years
Granted	300,000	300,000	$5.58
Forfeited	-	-
Exercised	(52,352)	(52,352)	$3.11
Balance, at December 31, 2009	679,772	679,772	$6.22	1.24 years

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

Grant Year	Granted Shares	Forfeited and expired Shares	Exercise Price Range
2007	335,000	190,000	$16.44-$20.94
2008	151,000	7,000	$15.04-$23.25
2009	688,000	49,050	$4.95-$7.93
Total	1,174,000	246,050

Under the 2007 Stock Incentive Plan, on November 23, 2009, the Company awarded to executive 50,000 shares of restricted stock, which restricted stock vests 20% per completed year of service.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Year ended, 2009	Year ended 2008	Year ended 2007
Risk-free interest rate(1)	0.78%-2.2%	1.84%-2.82%	3.54%-4.57%
Expected dividend yield(2)	-	-	-
Expected option life(3)	2-5 Years	0.5-2 Years	2 Years
Expected stock price volatility(4)	60%	50%	50%
Weighted average fair value of options granted	$2.77	$4.57	$4.08

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The following is a summary of the stock option activity:

	Number of Options Outstanding	Weighted -Average Exercise Price	Aggregate Intrinsic Value
Balance, December 31, 2006	-	-	-
Granted	1,110,000	$14.30	-
Forfeited	-	-	-
Exercised	-	-	-
Balance, December 31, 2007	1,110,000	$14.30	$12,075,850
Granted	151,000	$21.30	-
Forfeited	(193,667)	$16.30	-
Exercised	-	-	-
Balance, December 31, 2008	1,067,333	$14.90	$-
Granted	688,000	$6.19	-
Forfeited	(49,050)	$4.95	-
Expired	(95,000)	$17.19
Exercised	(13,000)	$4.95	-
Balance, December 31, 2009	1,598,283	$11.38	$2,383,162

Following is a summary of the status of options outstanding at December 31, 2009:

Outstanding Option			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Weighted Average Exercise Price
$12.30	408,333	2.39 years	$12.30	408,333	$12.30
$11.75	150,000	2.51 years	$11.75	150,000	$11.75
$13.70	125,000	1.74 years	$13.70	125,000	$13.70
$16.44	33,750	2.12 years	$16.44	33,750	$16.44
$17.94	33,750	2.12 years	$17.94	33,750	$17.94
$19.44	33,750	2.12 years	$19.44	33,750	$19.44
$20.94	33,750	2.12 years	$20.94	33,750	$20.94
$16.36	10,000	1.87 years	$16.36	10,000	$16.36
$23.25	77,000	2.00 years	$23.25	77,000	$23.25
$15.04	17,000	2.28 years	$15.04	17,000	$15.04
$20.04	50,000	3.39 years	$20.04	40,622	$20.04
$4.95	325,950	3.00 years	$4.95	325,950	$4.95
$7.52	100,000	5.66 years	$7.52	-	$7.52
$7.93	200,000	9.87 years	$7.93	-	$7.93
Total	1,598,283			1,288,905

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 18 - Commitments and contingencies

Swap agreement

As discussed in Note 12, the Company entered into a swap agreement that required a $1,000,000 deposit to secure the transaction. If the exchange rate for RMB to US Dollars drops below certain levels, the Company will be required to deposit up to $5,000,000. In July 2008, the Company deposited the $1,000,000 with MLCS to secure the agreement.

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

Description	Amount	Accounting Treatment
Placement agent fees associated to the Copperweld acquisition and Common stock issuance and to be deducted from the proceeds and debited to additional paid-in capital	$3,487,250	Allocated to additional paid-in capital in 2008

Deferred placement agent fee related to $60 million Citadel Notes issuance	3,000,000	Being amortized over the Notes' life and $2,200,000 has been amortized as at December 31, 2009.

Interests of all due placement agent fees	710,544	Expensed in 2008

Total	$7,197,794

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

Corporate operating expenses are primarily stock-based compensation, professional fees and outside service expenses.

Analysis of reportable segments (management information):

For the years ended December 31, 2009
	China	US	Corporate	Elimination	Total
Revenues	$149,736,850	$34,863,846	$-	$(1,668,404)	$182,932,292
Gross Profit	$50,780,671	$4,029,264	$-	$-	$54,809,935
Selling, general and administrative expenses	$8,510,800	$5,442,549	$3,968,080	$-	$17,921,429
Operating income (loss)	$42,269,871	$(1,413,285)	$(3,968,080)	$-	$36,888,506
Capital expenditures	$4,796,359	$261,891	$-	$-	$5,058,250
Depreciation expense (Included in cost of goods sold and Operating expense)	$7,948,047	$1,814,049	$-	$-	$9,762,096

As of December 31, 2009

Property, plant and equipment, net	$105,190,257	$12,195,309	$-	$-	$117,385,566
Total assets	$254,054,799	$25,902,180	$17,338,145	$-	$297,295,124

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

For the years ended December 31, 2008
	China	US	Corporate	Eliminations	Total
Revenues	$160,298,125	$61,955,461	$-	$(818,884)	$221,434,702
Gross Profit	$51,497,280	$5,755,683	$-	$-	$57,252,963
Selling, general and administrative expenses	$8,394,768	$6,339,552	$5,428,406	$-	$20,162,726
Operating income (loss)	$43,102,512	$(583,869)	$(5,428,406)	$-	$37,090,237
Capital expenditures	$15,455,624	$4,618,203	$-	$-	$20,073,827
Depreciation expense (Included in cost of goods sold and Operating expense)	$5,011,699	$1,445,930	$-	$-	$6,457,629

As of December 31, 2008
Property, plant and equipment, net	$103,473,792	$16,287,235	$-	$-	$119,761,027
Total assets	$252,774,005	$28,660,727	$14,510,991	$-	$295,945,723

For the year ended December 31, 2007
	China	US	Corporate	Eliminations	Total
Revenues	$118,153,345	$10,068,738	$-	$-	$128,222,083
Gross Profit	$41,872,179	$576,085	$-	$-	$42,448,264
Selling, general and administrative expenses	$7,204,928	$1,138,538	$3,459,822	$-	$11,803,288
Operating income (loss)	$34,667,251	$(562,453)	$(3,459,822)	$-	$30,644,976
Capital expenditures	$41,370,269	$6,707,524	$-	$-	$48,077,793
Depreciation expense (Included in cost of goods sold and Operating expense)	$2,830,328	$287,509	$-	$-	$3,117,837

As of December 31, 2007
Property, plant and equipment, net	$73,005,160	$14,223,440	$-	$-	$87,228,600
Total assets	$202,766,295	$32,623,380	$13,974,177	$-	$249,363,852

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 20 - Related Party Transaction

During July 2009, the Company received a loan from the Company’s Chief Executive Officer in the amount of $12,186,677 as payment for the High Yield note.  The loan is non-interest bearing and due on demand. The loan was fully repaid to the Company’s Chief Executive Officer during the fourth quarter of 2009.

Note 21 – Supplemental information for cash flow statement

In 2009, the Company issued a total of 1,470,752 shares of common stock to Kuhns as partial payment related to the Kuhns's litigation settlement.  Total value of the common shares amounted to $6,262,681.

On August 24, 2009, the Company issued 440,529 shares of common stock to Citadel as partial repurchase payment of senior secured convertible notes (refer to Note 10) in the amount of $4,000,000.

Note 22 – Subsequent Events

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

On February 1, 2010, the Company closed an offering of 7,475,000 shares of its common stock at a public offering price of $8.00 per share, which included public offering of 6,500,000 shares and the sale of 975,000 shares of its common stock as a result of the exercise of the over-allotment option.  The gross proceeds was $59.8 million. The Company received net proceeds of approximately $55.8 million from the offering, after deducting underwriting discounts and offering expenses.

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

Note 23 – Quarterly Financial Data (Unaudited)

For the fiscal year ended December 31, 2009, the Company has unaudited quarterly information as follows:
					For the year ended
	2009 Q1	2009 Q2	2009 Q3	2009 Q4	December 31, 2009
Net Sales	$35,256,536	$48,301,545	$47,676,346	$51,697,865	$182,932,292
GP	$8,939,375	$13,452,680	$15,169,467	$17,248,413	$54,809,935
Net Income	$1,277,912	$1,066,890	$9,351,860	$10,215,126	$21,911,788
EPS	$0.05	$0.04	$0.33	$0.35	$0.78
Diluted EPS	$0.05	$0.04	$0.32	$0.34	$0.76

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Note 24 – Condensed Parent Company Financial Statements

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008
(RESTATED)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$98,839	$30,414
Restricted cash	-	1,000,000
Deposit in derivative hedge	1,000,000	1,000,000
Total current assets	1,098,839	2,030,414

NON CURRENT ASSETS:
Investments in subsidiaries	290,640,043	252,761,915
Deferred loan expense, net	1,955,778	3,188,344
Deferred tax assets	14,283,528	9,292,233
Total non current assets	306,879,349	265,242,492

Total assets	$307,978,188	$267,272,906

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long term debts	10,000,000	5,000,000
Other payables and accrued liabilities	2,609,037	3,613,788
Cross currency hedge payable	436,702	104,324
Total current liabilities	13,045,739	8,718,112

LONG TERM LIABILITIES:
Intercompany payables	22,863,141	2,512,023
Notes payable, noncurrent	25,000,000	40,000,000
Fair value of derivative instrument	7,532,527	4,377,076
Total long term liabilities	55,395,668	46,889,099

Total liabilities	68,441,407	55,607,211

COMMITMENTS AND CONTINGENCIES	-	7,197,794

SHAREHOLDERS' EQUITY:
Common stock,$0.006 par value, 100,000,000 shares authorized,
December 31, 2009: 29,772,780 shares issued and outstanding
December 31, 2008: 27,499,034 shares issued and 27,399,034 outstanding	178,638	164,395
Restricted common stock in escrow	-	600
Additional paid in capital	105,540,676	91,172,889
Statutory reserves	16,282,793	12,316,147
Retained earnings	92,312,280	75,724,292
Accumulated other comprehensive income	25,222,394	25,089,578
Total shareholders' equity	239,536,781	204,467,901

Total liabilities and shareholders' equity	$307,978,188	$267,272,906

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(RESTATED)

	2009	2008	2007

EXPENSE

General and administrative expenses	$3,968,083	$5,389,748	$3,459,822
Total expense	3,968,083	5,389,748	3,459,822

OTHER INCOME (EXPENSE)

Interest and expense, net	(4,905,792)	(6,883,860)	(5,673,239)
(Loss) Gain on derivative instrument	(1,574,989)	163,062	1,508,693
Gain on CB extinguishment	3,842,935	-	-
Change in derivative liability - warrants	(752,114)	-	-
Change in derivative liability - conversion option	(7,181,198)	-	-
Change in fair value of derivative instrument	(3,155,451)	4,138,320	(8,515,396)
Other (expense) income	-	(55,862)	11,974
Total other expense, net	(13,726,609)	(2,638,340)	(12,667,968)

Equity in earnings of subsidiaries	34,615,185	35,688,890	34,266,021

INCOME (LOSS) BEFORE INCOME TAXES	16,920,493	27,660,802	18,138,231

Deferred income tax benefit	(4,991,295)	(3,544,998)	(5,747,235)

NET INCOME	21,911,788	31,205,800	23,885,466

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on marketable securities	-	22,301	(22,301)
Foreign currency translation adjustment	132,816	12,535,951	9,853,904

COMPREHENSIVE INCOME	$22,044,604	$43,764,052	$33,717,069

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(RESTATED)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,911,788	$31,205,800	$23,885,466
Items included in net income (loss) not affecting cash flows:
Change in fair value of derivative instrument	3,155,451	(4,138,320)	8,515,396
Equity in earnings of subsidiaries	(34,615,184)	(35,688,890)	(34,266,021)
Deferred tax assets	(4,991,295)	(3,544,998)	(5,747,235)
Amortization of loan commission	1,232,566	2,758,396	653,260
Interest penalty	-	710,544	-
Amortization of stock option compensation	1,280,008	1,868,809	1,938,073
loss (Gain) on derivative instrument	1,574,989	(163,061)	(1,508,693)
Gain on CB extinguishment	(3,842,934)	-	-
Change in derivative liability - conversion option	7,181,198	-	-
Change in derivative liability - Warrants	752,114	-	-
Investment loss on marketable securities	-	16,158	-
Change in operating assets and liabilities:
Other receivables and prepayments	-	-	125,000
Other payables and accrued liabilities	(1,575,274)	(832,126)	4,312,055
Net cash provided by operating activities	(7,936,574)	(7,807,688)	(2,092,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(3,130,132)	(633,951)	(93,073,745)
Marketable securities	-	2,983,842	(2,977,699)
Deposit in derivative instrument	-	(1,000,000)	-
Payments for derivative instrument	(1,242,612)	-	-
Proceeds from derivative instrument	-	973,556	802,523
Net cash (used in) provided by investing activities	(4,372,744)	2,323,447	(95,248,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany payables	20,351,117	4,784,174	(2,634,532)
Release (Deposit) of restricted cash	1,000,000	-	(1,000,000)
Payment of High Yied Notes	(5,000,000)	-	-
Repurchase of Convertible notes	(6,060,000)	-	-
Net proceeds from stock issuance in private placement	-	-	37,232,906
Net proceeds from long term notes	-	-	56,400,000
Issurance of common stock	1,920,000	-	-
Proceeds from exercise of stock warrants	166,626	139,394	7,692,068
Net cash provided by financing activities	12,377,743	4,923,568	97,690,442

INCREASE (DECREASE) IN CASH	68,425	(560,673)	348,822

CASH, beginning of period	30,414	591,087	242,265

CASH, end of period	$98,839	$30,414	$591,087

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense	$3,375,092	$4,233,231	$2,776,530

Cash paid for income taxes	$-	$-	$-

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

See report of independent registered public accounting firm,

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

See report of independent registered public accounting firm,