Form 10-Q/A
period 2010-03-31
Fushi Copperweld, Inc.
filed 2011-04-04
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

(011)-86-10-8447-8280
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

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarterly period ended March 31, 2010 is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”) which was originally filed on May 7, 2010 with the Securities and Exchange Commission (the “Original 10-Q”). This amendment is filed solely with respect to the following items:

- Part I, Item 1- Financial Statements;

- Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

- Part I, Item 4- Controls and Procedures.

This Amendment No. 1 is being filed in order to restate:

•
Our consolidated balance sheets as of March 31, 2010 and December 31, 2009 by decreasing consolidated total assets by $3,264,729 and increasing consolidated total assets by $2,561,059, respectively; and

•
Our consolidated statements of income for the three months ended March 31, 2010 and 2009 by increasing consolidated net income by $1,701,779 and decreasing consolidated net income by $1,823,005, respectively.

The restatement relates to our accounting treatment for: (1) cross-currency interest swap and (2) the fair value of assets acquired in the acquisition of Jinchuan Electric Cable Co., Ltd. (“Jinchuan”). In previous years, we unintentionally misinterpreted GAAP in that the cross-currency interest swap should not have qualified as a cash flow hedge and the change in fair value should have been recorded in net income. Thus, we have restated our consolidated statement of income to reflect the change in fair value of financial instrument for the three months ended March 31, 2010 and 2009, respectively. In addition, as part of our year-end closing process, we identified certain errors in the original purchase price allocation with respect to the fair value of certain property, plant and equipment. We subsequently engaged another independent valuation firm to help us determine the fair value of property, plant and equipment and land use right acquired in the acquisition of Jinchuan. As a result, the purchase consideration exceeded the fair value of net assets acquired, resulting in goodwill of approximately $0.6 million. We restated our consolidated balance sheets as of March 31, 2010 and consolidated statement of income for the three months ended March 31, 2010 to reflect the above changes.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 is presented in Note 24, “Restatement of Financial Statements.”

Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring subsequent to May 7, 2010, the filing date of the original 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009 (RESTATED)

	March 31,	December 31,
	2010	2009
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$78,536,226	$60,597,849
Accounts receivable, trade, net of allowance of bad debt of $1,024,684 as of March 31, 2010 and December 31, 2009	56,966,163	67,284,600
Inventories	17,589,604	10,875,782
Notes receivables	196,222	122,972
Other receivables and prepaid expenses	1,285,661	1,137,566
Advances to suppliers	20,438,121	8,582,346
Deposit in derivative hedge	-	1,000,000
Total current assets	175,011,997	149,601,115

PLANT AND EQUIPMENT, net	121,844,394	117,385,566

OTHER ASSETS:
Advances to suppliers, non-current	970,356	1,356,404
Notes receivables, non-current	679,106	699,106
Intangible asset, net of accumulated amortization	13,495,302	11,924,056
Goodwill	567,892	-
Deferred loan expense, net	-	2,045,349
Deferred tax assets	15,168,955	14,283,528
Total other assets	30,881,611	30,308,443
Total assets	$327,738,002	$297,295,124
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$6,224,215	$4,002,773
Notes payable, current	-	10,000,000
Revolver line of credit	-	4,033,783
Other payables and accrued liabilities	3,328,446	3,928,374
Derivative instrument settlement payable, net	5,650,000	-
Taxes payable	2,209,696	2,599,055
Cross currency hedge payable	-	436,702
Obligation under capital lease, current	74,030	71,503
Total current liabilities	17,486,387	25,072,190
LONG-TERM LIABILITIES:
Notes payable, non-current	-	25,000,000
Obligation under capital lease, non-current	132,517	153,626
Deferred tax liabilities	260,853	-
Fair value of derivative instrument	-	7,532,527
Total long-term liabilities	393,370	32,686,153

Total liabilities	17,879,757	57,758,343

COMMITMENTS AND CONTINGENCIES	4,819,107

SHAREHOLDERS ’ EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, March 31, 2010: 37,248,672 shares issued and outstanding; December 31, 2009: 29,772,780 shares issued and outstanding	223,493	178,638
Additional paid in capital	162,050,378	105,540,676
Statutory reserves	17,566,294	16,282,793
Retained earnings	100,101,318	92,312,280
Accumulated other comprehensive income	25,097,655	25,222,394
Total shareholders’ equity	305,039,138	239,536,781
Total liabilities and shareholders’ equity	$327,738,002	$297,295,124

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(RESTATED)

	2010	2009
REVENUES	$59,549,842	$35,256,536

COST OF GOODS SOLD	41,728,576	26,317,161

GROSS PROFIT	17,821,266	8,939,375

OPERATING EXPENSES
Selling expenses	1,251,962	1,202,147
General and administrative expenses	3,722,550	3,0 70,242
Total operating expenses	4,974,512	4,272,389

INCOME FROM OPERATIONS	12,846,754	4,666,986

OTHER INCOME (EXPENSE)

Interest income	192,790	83,617
Interest expense	(508,482)	(1,470,868)
Change in fair value of derivative instrument	882,527	(2,762,129)
Loss on cross currency hedge	(753,666)	(166,410)
Loss on debt extinguishment	(2,395,778)	-
Change in fair value of derivative liability - warrants	-	(63,238)
Change in fair value of derivative liability - conversion option	-	(539,037)
Other expense, net	(141,072)	(106,349)
Total (loss) other expense, net	(2,723,681)	(5,024,414)

INCOME (LOSS) BEFORE INCOME TAXES	10,123,073	(357,428)

Deferred income tax benefit	(885,427)	(2,565,651)
Current income tax expenses	1,935,961	930,311
Total income tax expenses (benefit), net	1,050,534	(1,635,340)

NET INCOME	9,072,539	1,277,912

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(124,739)	(393,908)
COMPREHENSIVE INCOME	$8,947,800	$884,004

EARNINGS PER SHARE:
Basic	$0.26	$0.05
Diluted	$0.26	$0.05

WEIGHTED AVERAGE SHARES:
Basic	34,673,692	27,563,478
Diluted	35,309,847	27,695,464

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)
(RESTATED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,072,539	$1,277,912
Adjustments to reconcile net income provided by (used in) operating activities:
Change in fair value of derivatives instrument	(882,527)	2,762,129
Recovery of bad debt	-	(33,391)
Reserve for inventories	61,000	-
Write-off of non-current advances to suppliers	525,445	-
Depreciation	2,727,425	2,097,208
Deferred taxes	(885,427)	(2,565,651)
Amortization of intangible assets	122,487	119,076
Amortization of loan commission	249,571	272,450
Amortization of stock compensation expense	193,057	590,868
Loss on cross currency hedge	753,666	166,410
Loss on debt extinguishment	2,395,778	-
Change in fair value of derivative liability - conversion option	-	539,037
Change in fair value of derivative liability - warrants	-	63,238
Change in operating assets and liabilities
Accounts receivable	12,546,261	5,377,902
Inventories	(5,335,454)	(12,585,925)
Other receivables and prepayments	(162,514)	(168,913)
Notes receivables	(53,235)	73,884
Advances to suppliers – current	(11,388,801)	5,880,363
Accounts payable	126,673	(1,814,721)
Other payables and accrued liabilities	(1,670,908)	(2,094,857)
Taxes payable	(506,088)	(975,566)
Net cash provided by (used in) operating activities	7,888,948	(1,018,548)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of Jinchuan	(5,075,000)	-
Cash acquired from acquisition of Jinchuan	859,264	-
Payments on cross currency hedge payable	(1,190,368)	(114,580)
Purchases of property and equipment	(1,262,493)	(715,104)
Net of payments on prepayment of equipment	-	(4,715,293)
Net cash used in investing activities	(6,668,597)	(5,544,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolver line of credit	(9,513)	(586,809)
Payoff of revolver line of credit	(4,024,270)	-
Payments on short-term bank loans	-	(17,553,600)
Payment on capital lease obligation	(18,582)	-
Payment of high yield notes payable	(35,600,000)	-
Proceeds on issuance of common stock and warrants	56,361,500	1,920,000
Net cash provided by (used in) financing activities	16,709,135	(16,220,409)

EFFECT OF EXCHANGE RATE ON CASH	8,891	(110,978)

CHANGE IN CASH	17,938,377	(22,894,912)

CASH, beginning of period	60,597,849	65,611,770

CASH, end of period	$78,536,226	$42,716,858

Supplemental cash flow disclosures:
Interest paid	$1,395,799	$1,950,860
Income tax paid	$1,802,931	$1,002,178

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

The balance sheet amounts with the exception of equity at March 31, 2010 were translated at 6.826 RMB and £0.659 to 1.00 USD, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.826 RMB and £0.619 to $1.00, respectively. The average translation rates applied to income and cash flow statement amounts for three months ended March 31, 2010 were 6.827 RMB and £0.642 to $1.00, respectively.  The average translation rates applied to income and cash flow statement amounts for three months ended March 31, 2009 were 6.836 RMB and £0.697 to $1.00, respectively.

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

Derivative financial instrument

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

Intangible assets

Land use rights – Land in the PRC is government owned. As a result, the government grants land use rights. The Company amortizes land use rights on a straight-line basis over the 50 year life.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Note–5 - Plant and equipment

Plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	61,379,011	43,665,594
Transportation equipment	4,177,943	4,177,943
Machinery and equipment	77,210,048	74,463,717
Office furniture	1,230,539	1,172,121
Construction in progress	6,101,868	19,449,384
Totals	150,200,135	143,029,485
Less accumulated depreciation	(28,355,741)	(25,643,919)
Totals	$121,844,394	$117,385,566

Construction in progress at March 31, 2010, consisted of the following:

No.	Project Description	March 31, 2010	Commencement Date	Expected completion date

1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$3,245,052	Dec 2007	Jun, 2010
2	Manufacturing machinery and equipment for CCA/CCS (Multiple)	2,766,237	Dec 2009	Mar, 2011
3	Manufacturing machinery and equipment for CCA	90,579	Oct 2009	Sep, 2010
	Total	$6,101,868

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

Project No 3. Manufacturing Building located at our Dalian facility was completed by March 2010.

The change in plant and equipment is as follows:

Plant and equipment
Balance as of December 31, 2009	$143,029,485
Acquired through acquisition of Jinchuan	6,132,168
Acquired through cash payment	408,436
Acquired from advanced payments	854,057
Acquired from accounts payable	974
Fixed assets transferred from CIP	13,771,961
CIP transferred to fixed assets	(13,771,961)
VAT claimed on purchase of capital assets	(124,811)
FX rate effect	(100,174)
Balance as of March 31, 2010 (Unaudited)	$150,200,135

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Depreciation expense for the years ended March 31, 2010 and 2009 amounted to $2,727,425 and $2,097,208, respectively.

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

Estimated amortization expense for each of the years ended is as follows:

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

March 31 ,	Amount
2011	$516,276
2012	515,996
2013	466,586
2014	372,295
2014	372,295
Thereafter	11,251,854

Note 8 - Prepaid taxes, taxes payable, deferred tax liabilities and deferred tax asset

Prepaid taxes and taxes payable consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Income tax	$2,020,166	$1,796,019
VAT provision	53,720	769,025
Others	135,810	34,011
Total taxes payable	$2,209,696	$2,599,055

	March 31, 2010	December 31, 2009
	(Unaudited)
Deferred tax liabilities	$260,853	$-

Income tax

The Company and its subsidiaries had the following tax rates for the three months ended March 31:

		2010	2010	2009	2009
Entities		Statutory	Income	Statutory	Income
		Income	Tax	Income	Tax
		Tax Rate	Exemption	Tax Rate	Exemption
Fushi International	China (a)	25%	12.5%	25%	12.5%
Dalian Fushi	China (a)	25%	-	25%	-
Jinchuan	China (a)	25%	-	N/A	N/A
Copperweld UK	UK (b)	21%	-	21%	-
Fushi, Fushi holding, Copperweld	US (c)	34%	-	34%	-
Copperweld US	State	6.5%	-	6.5%	-

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

The estimated tax savings from the tax exemptions for the three months ended March 31, 2010, amounted to $1,767,608. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.26 to $0.21 and diluted earnings per share from $0.26 to $0.21.

The estimated tax savings from the tax exemptions for the three months ended March 31, 2009, amounted to $1,007,837. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.05 to $0.01 and diluted earnings per share from $0.05 to $0.01.

The Company has cumulative undistributed earnings from foreign subsidiaries of approximately $135 million and $127 million as of March 31, 2010 and December 31 2009, respectively, included in the consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for US deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

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

The provision (benefit) for income taxes consisted of the following:

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Provision for China income taxes	$1,935,961	$930,311
Deferred income taxes	(885,427)	(2,565,651)
Provision (Benefit) for income taxes	$1,050,534	$(1,635,340)
Effective income tax rate	10.4%	457.5%

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

The deferred tax activity consisted of the following:
Deferred tax assets at December 31, 2008	$9,292,233
Additions to deferred tax assets	4,991,295
Deferred tax assets at December 31, 2009	$14,283,528
Additions to deferred tax assets	885,427
Deferred tax assets at March 31, 2010 (unaudited)	$15,168,955

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

Note 12 – Derivative instrument

On April 10, 2007, the Company entered into a cross currency swap transaction (the “SWAP”) with Merrill Lynch Capital Services, Inc. (“MLCS”) which converted the USD variable interest rate of initially LIBOR plus 7% per annum and LIBOR plus (5.6% per annum after a qualified IPO) in a notional amount of $ 40 million to an 8.3% per annum fixed interest rate in a notional amount of RMB310,900,000. The SWAP required semi-annual payment in arrears on July 24 and January 24 and would mature on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012. Under the terms of the SWAP, the Company received variable interest rate payments in USD and made fixed interest rate payments in RMB which were translated into USD at foreign exchange rates on each settlement dates. In July 2008, the Company placed a deposit of $ 1,000,000 with MLCS according to the agreement.

On March 31, 2010, the Company terminated the SWAP with a settlement of $ 6,650,000, consisting of $ 1,000,000 deposit paid to MLCS in July 2008 and an additional $ 5,650,000 paid on April 6, 2010.

For the three months ended March 31, 2010 and 2009, the Company recognized a gain of $128,861 and a loss of $2,928,539 on the cross-currency interest swap (including change in fair value of derivative instrument) in the consolidated statements of income and other comprehensive income.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

Note 13 - Earnings per share

The following is information of net income per share:

	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$9,072,539	$1,277,912

Weighted average shares used in basic computation	34,673,692	27,563,478
Dilutive effect of warrants, options and convertible note	636,155	131,986
Weighted average shares used in diluted computation	35,309,847	27,695,464

Earnings per share
Basic	$0.26	$0.05
Diluted	$0.26	$0.05

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion

11/31/2007	Warrants	$16.80	100,000	Anti-dilutive
05/21/2007 to 11/13/2007	Options	$11.75-20.94	553,333	Anti-dilutive
04/10/2008 to 6/25/2008	Options	$15.04-23.25	144,000	Anti-dilutive

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

Grant Year	Granted Options (Shares)	Forfeited and expired Option (Shares)	Exercise Price Option ($)
2007	335,000	190,000	$ 16.44-$20.94
2008	151,000	7,000	$ 15.04-$23.25
2009	688,000	149,300	$ 4.95-$7.93
2010	156,530	14,000	$ 8.61
Total	1,330,530	360,300

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Year ended, 2010	Year ended, 2009	Year ended 2008	Year ended 2007
Risk-free interest rate (1)	0.87%	0.78%-2.2%	1.84%-2.82%	3.54%-4.57%
Expected dividend yield (2)	-	-	-	-
Expected option life (3)	2 Years	2-5 Years	0.5-2 Years	2 Years
Expected stock price volatility (4)	60%	60%	50%	50%
Weighted average fair value of options granted	$2.88	$2.77	$4.57	$4.08

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

Note 16 - Statutory reserves

Under PRC rules and regulations, Fushi International, Jinchuan, and Dalian Fushi (the “PRC Entities”) are required to appropriate 10% of their net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve until the reserve balance reaches 50% of their registered capital.  The appropriation to this statutory surplus reserve must be made before distribution of dividends to the Company can be made. The statutory reserve is non-distributable, other than during liquidation, and can be used to fund previous years losses, if any, and may be converted into share capital by issuing new shares to existing shareholders in proportion to their share holding or by increasing the par value of the shares currently held by them, provided that the remaining balance of the statutory reserve after such issue is not less than 25% of the registered capital.

For the three months ended March 31, 2010and 2009, the PRC Entities made appropriations to the reserve fund of $ 1,283,501 and $ 682,228 respectively.

As of March 31, 2010 and December 31, 2009, the accumulated balance of the statutory surplus reserve was $ 17,566,294 and $ 16,282,793, respectively.

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

Note 19 – Business combination

Acquisition of Jinchuan

On January 21, 2010, Fushi International entered into an agreement with the shareholders of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) (the “selling shareholders of Jinchuan”) to acquire 100% equity interest of Jinchuan in exchange for a consideration of $ 5.075 million in cash and $ 5.075 million contingent upon Jinchuan achieving certain performance targets for the year ended December 31, 2010.

On February 5, 2010, $ 5,075,000 cash was paid to the selling shareholders of Jinchuan. The contingent consideration of $ 5,075,000 was subsequently paid on January 31, 2011 as Jinchuan met the performance targets.

The acquisition was consummated on February 5, 2010, which is the date Fushi International obtained a 100% controlling financial interest in Jinchuan and all conditions of the acquisition, including obtaining government approvals and the transfer of the business registration, were met or obtained.

Jinchuan is incorporated in the PRC and is engaged in the production and sales of power cables. The acquisition allows the Company to expand downstream processing capabilities through vertical integration.

This acquisition transaction was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations, and resulted in Jinchuan becoming a consolidated subsidiary of the Company.

Following is a summary of the acquisition date fair value of the total consideration transferred, the fair values of the amounts recognized for each major class of assets acquired and liabilities assumed in Jinchuan at the acquisition date.

		As of February 5, 2010
		USD
Consideration
Cash		5,075,000
Contingent consideration	(i)	4,819,107
		9,894,107

Fair values of identifiable assets acquired and liabilities assumed
Cash		859,243
Other current assets		3,879,155
Property and equipment		6,132,168
Land use right		1,693,759
Current liabilities		(2,977,257)
Non-current deferred income tax liabilities		(260,853)
Total identifiable assets acquired and liabilities assumed		9,326,215
Goodwill		567,892
		9,894,107

(i)
On February 5, 2010, the Company estimated the possibility that Jinchuan would meet the performance target was 100% and the expected payment date was one year after the acquisition date. Thus the fair value of the contingent consideration arrangement was determined at $4,819,107 by using an annual discount rate of 5.31%.

The goodwill resulting from this transaction is assigned to the PRC segment. None of the goodwill is expected to be deductible for income tax purpose.

Acquisition related costs were minimal and are included within general and administrative expenses.  The fair value and gross contractual amounts of receivables were $2,518,223 on the acquisition date.

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

	For the three months ended March 31, 2010	For the three months ended March 31, 2009
	(Unaudited)	(Unaudited)
Sales	$61,560,191	$39,427,807
Cost of Goods Sold	43,326,407	29,679,300
Gross Profit	18,233,784	9,748,507
Operating Expenses	5,022,587	4,416,733
Income from Operations	13,211,198	5,331,774
Other Expense, net	(2,731,646)	(5,024,414)
Income before Income Tax	10,479,552	307,360
Income tax expenses (benefit)	1,141,164	(1,469,143)
Net Income	$9,338,388	$1,776,503

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

For the years ended March 31, 2010 and 2009, the Company has two reportable segments: China and US. We analyze our worldwide operations based on two geographic reportable segments: 1) “P.R.C.” which consists of our facility Located in Dalian, Liaoning, the People’s Republic of China (PRC) and 2) ”US” which consists of our Fayetteville, Tennessee, (USA), and Telford, England, (UK) facilities. The China segment, through the Dalian and Jinchuan manufacturing facility, is engaged in developing, designing, manufacturing, marketing and distributing copper-cladded bi-metallic engineered conductor products, principally copper-clad aluminum (CCA) and primarily services the Asia-Pacific region, and specifically the PRC market.

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

Corporate operating expenses are primarily stock-based compensation, professional fees and outside service expenses.

Analysis of reportable segments (management information):

For the three months ended March 31, 2010
	PRC	US	Corporate	Eliminations	Total

Revenues	$47,364,786	$13,306,004	$-	$(1,120,948)	$59,549,842

Gross Profit	16,014,292	1,806,974	-	-	17,821,266
Selling, general and administrative expenses	2,634,936	1,336,866	1,002,710	-	4,974,512
Operating income (loss)	13,378,356	470,108	(1,002,710)	-	12,846,754
Capital expenditures	1,246,914	15,579	-	-	1,262,493
Depreciation expense (Included in cost of goods sold and Operating expense)	$2,238,983	$488,442	$-	$-	$2,727,425

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MARCH 31, 2010
(Unaudited)

For the three months ended March 31, 2009
	PRC	US	Corporate	Eliminations	Total

Revenues	$26,337,445	$8,770,228	$-	$148,863	$35,256,536

Gross Profit	8,659,235	280,140	-	-	8,939,375
Selling, general and administrative expenses	1,663,817	1,596,048	1,012,524	-	4,272,389
Operating income (loss)	6,995,418	(1,315,908)	(1,012,524)	-	4,666,986
Capital expenditures	5,253,033	177,364	-	-	5,430,397
Depreciation expense (Included in cost of goods sold and Operating expense)	$1,733,885	$363,323	$-	$-	$2,097,208

	PRC	US	Corporate	Total
As of March 31, 2010
Property, plant and equipment, net	$110,232,771	$11,611,623	$-	$121,844,394

Total assets	$275,079,781	$28,467,340	$24,190,881	$327,738,002

As of December 31, 2009
Property, plant and equipment, net	$105,190,257	$12,195,309	$-	$117,385,566

Total assets	$254,054,799	$25,902,180	$17,338,145	$297,295,124

Note 21 – Supplemental information for cash flow statement

The Company acquired Jinchuan on February 5, 2010 with first payment amounting to $5,075,000 paid on the same date and a fair value of contingent liability that amounted to $4,819,107 to former Jinchuan shareholders by using an annual discount rate of 5.31%. See Note 19 – Business Combination for detail.

Note 22 – Subsequent Events

As detailed in Note 12, the Company paid off the remaining SWAP unwind price amounting to $5,650,000 to Merrill Lynch on April 6, 2010.

Note 23 – Condensed Parent Company Financial Statements

FUSHI COPPERWELD, INC.
CONDENSED PARENT COMPANY BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009
(Restated)

	March 31,	December 31,
	2010	2009
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$9,021,926	$98,839
Deposit in derivative hedge	-	1,000,000
Total current assets	9,021,926	1,098,839

OTHER ASSETS:
Investments in subsidiaries	306,454,376	290,640,043
Deferred loan expense, net	-	1,955,778
Deferred tax assets	15,168,955	14,283,528
Total other assets	321,623,331	306,879,349

Total assets	$330,645,257	$307,978,188

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current	$-	$10,000,000
Other payables and accrued liabilities	1,132,161	2,609,037
Cross currency hedge payable	-	436,702
Derivative instrument settlement payable, net	5,650,000	-
Total current liabilities	6,782,161	13,045,739

LONG-TERM LIABILITIES:
Intercompany payables	18,823,958	22,863,141
Notes payable, non-current	-	25,000,000
Fair value of derivative instrument	-	7,532,527
Total long-term liabilities	18,823,958	55,395,668

Total liabilities	25,606,119	68,441,407

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of March 31, 2010 and December 31, 2009	-	-
Common stock,$0.006 par value, 100,000,000 shares authorized, March 31, 2010: 37,248,672 shares issued and outstanding December 31, 2009: 29,772,780 shares issued and outstanding	223,493	178,638
Additional paid in capital	162,050,378	105,540,676
Statutory reserves	17,566,294	16,282,793
Retained earnings	100,101,318	92,312,280
Accumulated other comprehensive income	25,097,655	25,222,394
Total shareholders' equity	305,039,138	239,536,781

Total liabilities and shareholders' equity	$330,645,257	$307,978,188

FUSHI COPPERWELD, INC.
CONDENSED PARENT COMPANY STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Restated)

	Three months ended March 31,
	2010	2009
	Unaudited	Unaudited
OPERATING EXPENSES

General and administrative expenses	$1,002,710	$1,012,524
Total operating expenses	1,002,710	1,012,524

OTHER INCOME (EXPENSE)

Interest and other expense, net	(458,056)	(1,373,843)
Loss on cross currency hedge	(753,666)	(166,410)
Loss on debt extinguishment	(2,395,778)	-
Change in derivative liability - warrants	-	(63,238)
Change in derivative liability - conversion option	-	(539,037)
Change in fair value of derivative instrument	882,527	(2,762,129)
Total other expense, net	(2,724,973)	(4,904,657)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	11,914,795	4,629,441

INCOME (LOSS) BEFORE INCOME TAXES	8,187,112	(1,287,740)

BENEFIT FOR INCOME TAXES	885,427	2,565,651

NET INCOME	9,072,539	1,277,911

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(124,739)	(393,908)

COMPREHENSIVE INCOME	$8,947,800	$884,003

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Restated)

	Unaudited	Unaudited
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$9,072,539	$1,277,911
Adjustments to reconcile net loss
used in operating activities:
Change in fair value of derivative instrument	(882,527)	2,762,129
Equity in earnings of subsidiaries	(11,914,795)	(4,629,441)
Deferred taxes	(885,427)	(2,565,651)
Amortization of loan commission	160,000	262,497
Amortization of stock compensation expense	193,057	590,868
Loss on cross currency hedge	753,666	166,410
Loss on debt extinguishment	2,395,778	-
Change in derivative liability - warrants	-	63,238
Change in derivative liability - conversion option	-	539,037
Change in operating assets and liabilities:
Other payables and accrued liabilities	(1,476,876)	(2,225,024)
Net cash used in operating activities	(2,584,585)	(3,758,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(4,024,277)	(2,630,753)
Payments on cross currency hedge payable	(1,190,368)	(114,580)
Net cash used in investing activities	(5,214,645)	(2,745,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany payables	(4,039,183)	4,574,775
Payment of high yield notes payable	(35,600,000)	-
Proceeds on issuance of common stock and warrants	56,361,500	1,920,000
Net cash provided by financing activities	16,722,317	6,494,775

CHANGE IN CASH	8,923,087	(8,584)

CASH, beginning of period	98,839	30,414

CASH, end of period	$9,021,926	$21,830

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$1,343,849	$1,852,432

FUSHI COPPERWELD, INC.

CONDENSED NOTES TO PARENT FINANCIAL INFORMATION

1.	Basis of presentation

Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. The Company’s financial information has been derived from the consolidated financial statements and should be read in conjunction with the consolidated financial statements included in this Form 10-Q. The Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries.

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

3.	Notes payable consisted of the following:

	March 31, 2010	December 31, 2009

Guaranteed senior secured floating rate notes (“HY Notes”)	-	35,000,000
Less current portion	-	10,000,000
Total notes payable, noncurrent	$-	$25,000,000

Please refer to Note 10 of the Notes to the Consolidated Financial Statements for a more detailed description of the notes payable.

4.	Derivative instrument

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

See Note 22 of the Notes to the Consolidated Financial Statements for a description of subsequent events.

Note 24 –Restatement of Financial Statements

The restatement relates to our accounting treatment for: (1) cross-currency interest swap and (2) the fair value of assets acquired in the acquisition of Jinchuan Electric Cable Co., Ltd. (“Jinchuan”).  In previous years, we unintentionally misapplied GAAP in that the cross-currency interest swap should not have qualified as a cash flow hedge and the change in fair value should have been recorded in net income. Thus, we have restated our consolidated statement of income to reflect the change of fair value of financial instrument for the three months ended March 31, 2010 and 2009, respectively. In addition, as part of our year-end closing process, we identified certain errors in the original purchase price allocation with respect to the fair value of certain property, plant and equipment. We subsequently engaged another independent valuation firm to help us determine the fair value of property, plant and equipment and land use right acquired in the acquisition of Jinchuan. As a result, the purchase consideration exceeded the fair value of net assets acquired, resulting in goodwill of approximately $0.6 million. We restated our consolidated balance sheets as of March 31, 2010 and consolidated statement of income for the three months ended March 31, 2010 to reflect the above changes.

Balance Sheet sheet items	March 31	March 31	December 31	December 31
	2010	2010	2009	2009
	Restated	Original	Restated	Original

Plant and Equipment, net	$121,844,394	$125,677,015	$	$
Goodwill	567,892	-
Deferred tax assets			14,283,528	11,722,469
Deferred Tax Liabilities	260,853	-
Commitment and Contingencies	4,819,107	5,075,000

Retained earnings	100,101,318	103,371,007	92,312,280	97,283,748
Accumulated other comprehensive income			25,222,394	17,689,867
Total shareholders' equity	305,039,138	308,308,827	239,536,781	236,975,722
Total Assets	$327,738,002	$331,002,731	$297,295,124	$294,734,065

Income Statement item	FOR THE THREE MONTHS ENDED MARCH 31,
	2010	2010	2009	2009
	Restated	Original	Restated	Original

General and administrative expenses	$3,722,550	$3,757,874	$	$
Acquisition gain	-	3,305,013
Loss on extinguishment of derivative instrument	-	(6,650,000)
Change in fair value of derivative instrument- gain/(loss)	882,527	-	(2,762,129)	-

Deferred income tax expense (benefit)	(885,427)	(3,446,486)	(2,565,651)	-
Net Income	9,072,539	7,370,760	1,277,912	3,100,917
Other Comprehensive Income	(124,739)	7,407,788	(393,908)	(3,156,037)
Comprehensive Income	$8,947,800	$14,778,548	$884,004	$(55,120)

Earnings per share:
Basic	$0.26	$0.21	$0.05	$0.11
Diluted	$0.26	$0.21	$0.05	$0.11

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

Highlights for the three months ended March 31, 2010 include:

•	GAAP net income increased 610.0% to $9.1M or $0.26 per diluted share compared to the three months ended March 31, 2009, adjusted net income increased 148.3% to $10.2M or $0.29 per diluted share;
•	Metric tons of volume shipped from our PRC segment increased 13.3% compared to the first quarter of 2009;
•	Closed acquisition of Dalian Jinchuan Power Cable;
•	Operating income margin increased 840 basis points from 13.2% to 21.6% of revenues;
•	Returned to profitability at Fayetteville facility; generated approximately $0.3 million of net income; and
•	Generated $7.9 million of cash flow from operations in the quarter compared to a deficit $1.0 million in the same period of 2009.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars:

	Three Months Ended
	March 31,	March 31,	Change
	2010	2009	%

Revenues	59.5	35.3	68.9%
Gross Profit	17.8	8.9	99.4%
Selling, general and administrative expenses	5.0	4.3	16.3%
Operating Income	12.8	4.7	172.3%
Income Before Taxes	10.1	(0.3)	-2932.2%
Benefit for income taxes	(1.0)	1.6	-164.2%
Net Income	9.1	1.3	610.0%

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

General and Administrative Expenses

	Three Months Ended March 31,		Change
(in millions)	2010	2009	Dollar	%
General and Administrative Expenses	$3.7	$3.1	$0.6	19.4%
as a percentage of net sales	6.3%	8.8%		-2.5%

General and administrative (G&A) expenses were $3.7 million in the quarter ended March 31, 2010 compared to $3.1 million in the same period in 2009, representing an increase of 19.4%, or $0.6 million. This increase is primarily due to increased revenues and additional G&A expenses from our newly acquired Jinchuan facility. As a percentage of net sales, G&A expenses decreased from 8.8% in the first quarter of 2009 to 6.3% in the same period of 2010 primarily due to increased revenues and increased operating leverage.

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

Total operating income was $12.8 million in the quarter ended March 31, 2010 compared to $4.7 million in the same period of 2009, representing an increase of 172.3%, or $8.1 million. This increase is primarily due to a significant increase of revenues and operating profit contributed by our PRC segment of $19.8 million and $6.3 million, respectively. The operating income within our US segment was $0.5 million compared with a deficit of $1.3 million in the same period of last year due to increased revenues, cost savings initiatives and higher capacity utilization.

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

Tax

	Three Months Ended March 31, 2010
	PRC	US	Parent Company	Consolidated
Profit (Loss) before income tax	$10.2	$0.4	$(0.5)	$10.1
Income tax expense (credit)	$1.9	-	(0.9)	1.0
Profit (loss) after income tax	$8.3	$0.4	$0.4	$9.1

Profit before tax for PRC was $10.2 million in the three months ended March 31, 2010 with profits from the US segment before tax of $0.4 million. Loss at the parent company level was $0.5 million primarily due to the unwinding of a cross currency hedge, which resulted in a loss upon the debt extinguishment of the high yield note and upon the derivative extinguishment, as well as professional fees and outside service expenses. On a consolidated basis, profit before tax was $10.1 million and we recognized a net of tax expense of $1.0 million. The effective tax rate on a consolidation basis for this quarter was an expense of 10.4%.

Net Income

	Three Months Ended March 31,		Change
(in millions)	2010	2009	Dollar	%
Net Income Before Taxes	$10.1	$(0.3)	$10.4	-3466.7%
Benefit for Income Taxes	$1.0	$(1.6)	$2.6	162.5%
Net Income After Taxes	$9.1	$1.3	$7.8	600.0%
as a percentage of net sales	15.2%	3.6%		11.6%

Net income was $9.1 million in the quarter ended March 31, 2010 compared to $1.3 million in the same period in 2009, representing an increase of 600.0%. As a percentage of net sales, net income increased from 3.6% in the first quarter of 2009 to 15.2% in the same period of 2010 primarily due to higher profitability.

Earnings per Share

	Three Months Ended March 31
	2010	2009
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$9,072,539	$1,277,912
Basic Weighted Average Number of Shares	34,673,692	27,563,478
Net Income per Share – Basic	$0.26	$0.05
Net Income for Diluted Earnings Per Share	$9,072,539	$1,277,912
Diluted Weighted Average Number of Shares	35,309,847	27,695,464
Net Income per Share – Diluted	$0.26	$0.05

Basic and diluted earnings per share (EPS) for the quarter ended March 31, 2010, were $0.26 and $0.26, respectively, compared to $0.05 and $0.05, respectively, for the comparable period in 2009.

Selected Balance Sheet Data at March 31, 2010 (unaudited) and the year ended December 31, 2009:

	Selected Balance Sheet Data
	March 31, 2010,	December 31, 2009	Change
(in millions)	Unaudited		Dollar	%
Cash	$78.5	$60.6	$17.9	29.5%
Accounts Receivable, net	$57.0	$67.3	$(10.3)	-15.3%
PP&E	$121.8	$117.4	$4.4	3.7%
Total Assets	$327.7	$297.3	$30.4	10.2%
Short Term Debt	$6.2	$14.0	$(7.8)	-55.7%
Long Term Debt	$-	$25.0	$(25.0)	-100.0%
Shareholders' Equity	$305.0	$239.5	$65.5	27.3%

Our financial condition continues to improve as measured by an increase of 27.3% in shareholders’ equity during the three months of 2010. Cash increased 29.5% during the period primarily due to the net proceeds from our public offering consummated in February 2010, and the strong sales, which were partially offset by repayment of $25.0 million long term loans. Accounts receivable decreased 15.3% as a result of collection of long-time outstanding receivables. Short term debt decreased by 55.7%, primarily as a result of repayments of the current portion of the high yield notes. Long term debt declined by $25.0 million because we repurchased and cancelled the Senior Secured Floating Rate Notes Due 2012 in March, 2010.

Plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	63,563,230	43,665,594
Transportation equipment	4,177,943	4,177,943
Machinery and equipment	77,787,498	74,463,717
Office furniture	1,267,021	1,172,121
Construction in progress	6,101,868	19,449,384
Totals	152,998,286	143,029,485
Less accumulated depreciation	(31,153,892)	(25,643,919)
Totals	$121,844,394	$117,385,566

Construction in progress at March 31, 2010 consisted of the following:

		March 31, 2010	Commencement	Expected
No.	Project Description	(Unaudited)	Date	completion date
1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$3,245,052	Dec-07	Jun-10
2	Manufacturing machinery and equipment for CCA/CCS (Multiple)	2,766,237	Dec-09	Mar-11
3	Manufacturing machinery and equipment for CCA	90,579	Oct-09	Sep-10
	Total	$6,101,868

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

For the three months ended March 31, 2010, net cash provided by operating activities was $7.9 million, an increase of $8.9 million compared to the same period in 2009, reflecting a significant improvement in operating cash flow year over year.  The favorable change is primarily attributable to an increase in net income of $7.8 million and a $7.2 million decrease in accounts receivables and a $7.3 million decrease in inventories, partially offset by an $17.3 million increase for advance to suppliers.

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

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at March 31, 2010:

Contractual obligations	Total	Payment due by less than 1 year	2 – 3 years	4-5 years		More than 5 years
Contingent second installment payment for Jinchuan acquisition *	$4,819,107	$4,819,107	$-		$-		$-
Capital lease obligation	$206,547	$74,030	$132,517	$		$
Total	$5,025,654	$4,893,137	$132,517		$-		$-

Assumption:

* On January 21, 2010, the Company’s PRC subsidiary, Fushi International (Dalian) Bimetallic Cable Co., Ltd. entered into an agreement to purchase 100% of the equity interest of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), a Chinese manufacturer of electric wire and electric cables, from Jinchuan’s shareholders. The total purchase price for the acquisition will be $10.15 million in cash. The purchase price shall be paid in two equal installments of $5,075,000. The initial installment was paid upon the closing of the acquisition, February 5, 2010. If certain net income targets are achieved by Jinchuan for the fiscal year ended 2010, as confirmed by an audit to be performed by the Company’s auditors, the balance of the purchase price shall be paid to the Jinchuan shareholders. If Jinchuan fails to achieve the net income targets for 2010, the balance of the purchase price payable shall be reduced proportionally at the rate of 2.91 times the p/e ratio of the audited net income for 2010. On February 5, 2010, the Company estimated the possibility that Jinchuan would meet the performance target was 100% and the expected payment date was one year after the acquisition date. Thus the fair value of the contingent consideration arrangement was determined at $4,819,107 by using an annual discount rate of 5.3%.

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

Item 4. Controls and Procedures

Restatement of Previously Issued Financial Statements

On March 24, 2011, the Audit Committee of the Board of Directors of the Company concluded, that the Company's previously issued financial statements for the years ended December 31, 2009, 2008 and 2007, and its unaudited interim financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 should no longer be relied upon and should be restated, due to two errors in the application of U.S. Generally Accepted Accounting Principles ("US GAAP") regarding (1) the accounting for cross-currency interest swap derivative and (2) the acquisitions of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) and Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”).

In connection with these restatements, our management has identified certain control deficiencies that represent material weaknesses, based on the criteria described in Internal Control — Integrated Framework issued by the COSO. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weaknesses during our assessment of our internal control over financial reporting as of March 31, 2010:

•	Insufficient competent accounting personnel in applying U.S. GAAP in our financial reporting process

As of March 31, 2010, we do not have sufficient competent accounting personnel to ensure our consolidated financial statements are prepared in accordance with U.S. GAAP in a timely manner. As a result, the change in fair values of cross-currency interest swap derivative was removed from other income or loss and recorded as other comprehensive income or loss in our consolidated financial statements for the quarter ended March 31, 2010.

•	Insufficient competent accounting personnel in determination of the measurement of derivative financial instruments and assets acquired and liabilities assumed in business combination

As of March 31, 2010, we do not have sufficient competent accounting personnel to determine fair values of derivative financial instruments and assets acquired and liabilities assumed in business combination, in accordance with the U.S. GAAP. As a result, adjustments to the fair values of assets acquired through business combination were recorded in our consolidated financial statements for the quarter ended March 31, 2010.

We acquired Jinchuan in February 2010. Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2010, the internal control over financial reporting of Jinchuan associated with total assets of USD14,528,337 and total revenues of USD4,264,977 included in our consolidated financial statements as of and for the quarter ended March 31, 2010.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure .

At the time our Quarterly Report on Form 10-Q for the period ended March 31, 2010 was filed, on May 7, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. In connection with the filing of this Amendment No. 1, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by that report.  Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the conclusion expressed in such evaluation and the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that re-assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of material weaknesses in our internal control over financial reporting described further below.

b)	Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FUSHI COPPERWELD, INC.

Date: April 4, 2011	By:	/s/ Craig H. Studwell
Name: Craig H. Studwell
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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