Form 10-Q/A
period 2010-06-30
Fushi Copperweld, Inc.
filed 2011-04-04
CIK 710846

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarterly period ended June 30, 2010 is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”) which was originally filed on August 10, 2010 with the Securities and Exchange Commission (the “Original 10-Q”). This amendment is filed solely with respect to the following items:

- Part I, Item 1- Financial Statements;

- Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

- Part I, Item 4- Controls and Procedures.

This Amendment No. 1 is being filed in order to restate:

•                Our consolidated balance sheets as of June 30, 2010 and December 31, 2009 by decreasing consolidated total assets by $4,544,488 and increasing consolidated total assets by $2,561,059, respectively; and

•                Our consolidated statements of income for the three months ended June 30, 2010 and 2009 by decreasing consolidated net income by $1,122,666 and $495,810, respectively, and restate our consolidated statements of income for the six months ended June 30, 2010 and 2009 by increasing consolidated net income by $579,113 and decreasing consolidated net income by $2,318,815, respectively.

The restatement relates to our accounting treatment for (1) cross-currency interest swap and (2) the fair value of assets acquired in the acquisitions of Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) and Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”). In previous years, we unintentionally misapplied GAAP in that the cross-currency interest swap should not have qualified as a cash flow hedge and the change in fair value should have been recorded in net income. Thus, we have restated our consolidated statement of income to reflect the change of fair value of financial instrument for the three months and six months ended June 30, 2010 and 2009, respectively. In addition, as part of our year-end closing process, we identified certain errors in the original purchase price allocation with respect to the fair value of certain property, plant and equipment. We subsequently engaged another independent valuation firm to help us determine the fair value of property, plant and equipment and land use right acquired in the acquisitions of Jinchuan and Hongtai. As a result, the purchase consideration exceeded the fair value of net assets acquired, resulting in goodwill of approximately $0.6 million for the acquisition of Jinchuan and goodwill of approximately $1.1 million for the acquisition of Hongtai. We restated our consolidated balance sheets as of June 30, 2010 and consolidated statement of income for the three months and six months ended June 30, 2010 to reflect the above changes.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 is presented in Note 24, “Restatement of Financial Statements.”

Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring subsequent to August 10, 2010, the filing date of the original 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(RESTATED)

	June 30,	December 31,
	2010	2009
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$73,787,555	$60,597,849
Accounts receivable, trade, net of allowance of bad debt of $ 1,031,398 and $1,024,684as of June 30, 2010 and December 31, 2009, respectively	64,058,653	67,284,600
Inventories	22,547,129	10,875,782
Notes receivables	184,658	122,972
Other receivables and prepaid expenses	685,255	1,137,566
Advances to suppliers	25,177,421	8,582,346
Deposit in derivative hedge	-	1,000,000
Total current assets	186,440,671	149,601,115

PLANT AND EQUIPMENT, net	125,365,827	117,385,566

OTHER ASSETS:
Advances to suppliers, non-current	711,311	1,356,404
Notes receivables, non-current	429,106	699,106
Intangible assets, net of accumulated amortization	13,659,841	11,924,056
Goodwill	1,669,789	-
Deferred loan expense, net	-	2,045,349
Deferred tax assets	15,248,484	14,283,528
Total other assets	31,718,531	30,308,443

Total assets	$343,525,029	$297,295,124

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolver line of credit	$-	$4,033,783
Accounts payable, trade	7,313,267	4,002,773
Notes payable, current	-	10,000,000
Other payables and accrued liabilities	5,167,396	3,928,374
Taxes payable	3,278,520	2,599,055
Cross currency hedge payable	-	436,702
Obligation under capital lease, current	76,557	71,503
Total current liabilities	15,835,740	25,072,190

LONG-TERM LIABILITIES:
Notes payable, non-current	-	25,000,000
Obligation under capital lease, non-current	110,719	153,626
Deferred tax liabilities	669,540
Fair value of derivative instrument	-	7,532,527
Total long-term liabilities	780,259	32,686,153

Total liabilities	16,615,999	57,758,343

COMMITMENTS AND CONTINGENCIES	4,881,843

SHAREHOLDERS' EQUITY:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, June 30, 2010: 37,518,595 shares issued and outstanding December 31, 2009: 29,772,780 shares issued and outstanding	225,113	178,638
Additional paid in capital	164,829,350	105,540,676
Statutory Reserves	19,511,407	16,282,793
Retained earnings	110,473,348	92,312,280
Accumulated other comprehensive income	26,987,969	25,222,394
Total shareholders' equity	322,027,187	239,536,781

Total liabilities and shareholders' equity	$343,525,029	$297,295,124

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(RESTATED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

REVENUES	$69,005,366	$48,301,545	$128,555,208	$83,558,081

COST OF GOODS SOLD	49,415,219	34,848,865	91,143,795	61,166,026

GROSS PROFIT	19,590,147	13,452,680	37,411,413	22,392,055

OPERATING EXPENSES:
Selling expenses	1,365,164	1,086,414	2,617,126	2,288,561
General and administrative expenses	4,084,266	3,167,361	7,806,816	6,237,603
Total operating expenses	5,449,430	4,253,775	10,423,942	8,526,164

INCOME FROM OPERATIONS	14,140,717	9,198,905	26,987,471	13,865,891

OTHER INCOME (EXPENSE):
Interest income	197,151	83,004	389,941	166,621
Interest expense	(68,709)	(1,478,203)	(577,191)	(2,949,071)
Loss on cross currency hedge	-	(215,964)	(753,666)	(382,374)
Loss on debt extinguishment	-	-	(2,395,778)	-
Change in fair value of derivative liability - warrants	-	(688,876)	-	(752,114)
Change in fair value of derivative liability - conversion option	-	(4,583,809)	-	(5,122,846)
Change in fair value of derivative instrument	-	(751,227)	882,527	(3,513,356)
Other income (expense), net	122,628	(140,133)	(18,444)	(246,482)
Total other income (expense), net	251,070	(7,775,208)	(2,472,611)	(12,799,622)

INCOME BEFORE INCOME TAXES	14,391,787	1,423,697	24,514,860	1,066,269

(PROVISION) BENEFIT FOR INCOME TAXES:
Deferred income tax expense	79,529	993,597	964,956	3,559,248
Current income tax expense	(2,154,173)	(1,350,404)	(4,090,134)	(2,280,715)
(Provision) benefit for income taxes, net	(2,074,644)	(356,807)	(3,125,178)	1,278,533

NET INCOME	12,317,143	1,066,890	21,389,682	2,344,802

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,890,314	433,866	1,765,575	39,958

COMPREHENSIVE INCOME	$14,207,457	$1,500,756	$23,155,257	$2,384,760

EARNINGS PER SHARE:
Basic	$0.33	$0.04	$0.59	$0.08
Diluted	$0.32	$0.04	$0.58	$0.08

WEIGHTED AVERAGE SHARES:
Basic	37,343,714	27,827,838	36,016,078	27,696,388
Diluted	37,991,800	28,323,611	36,633,668	28,054,226

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(RESTATED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,389,682	$2,344,802
Adjustments to reconcile net income provided by operating activities:
Change in fair value of derivative instrument	(882,527)	3,513,356
Bad debt expense	-	27,793
Write-off of non-current advances to suppliers	525,588	-
Write-off of patent	87,500	-
Reserve for inventories	56,000	23,272
Inventories write-off	-	179,654
Depreciation	5,710,030	4,612,405
Loss on sale of property and equipment	-	117,430
Deferred taxes	(964,956)	(3,559,248)
Reserve for notes receivables	250,000	-
Amortization of intangible assets	255,982	238,283
Amortization of loan commission	249,571	544,900
Amortization of stock compensation expense	373,649	928,727
Loss on cross currency hedge	753,666	382,374
Loss on debt extinguishment	2,395,778	-
Change in fair value of derivative liability - conversion option	-	5,122,846
Change in fair value of derivative liability - warrants	-	752,114
Change in operating assets and liabilities:
Accounts receivable	6,477,996	(9,906,381)
Inventories	(10,215,093)	(10,699,400)
Notes receivables	(41,241)	63,638
Other receivables and prepayments	460,654	102,867
Advances to suppliers - current	(15,826,015)	12,233,042
Accounts payable	318,422	(2,091,085)
Other payables and accrued liabilities	(1,704,613)	(2,477,339)
Taxes payable	297,576	2,062,180
Net cash provided by operating activities	9,967,649	4,516,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of subsidiaries	(6,375,000)	-
Cash acquired from acquisition of subsidiaries	901,463	-
Payments on cross currency hedge payable	(1,190,368)	(114,580)
Payment for unwind of cross currency hedge	(5,650,000)	-
Proceeds from sale of property and equipment	-	424,444
Purchases of property and equipment	(1,736,395)	(3,135,693)
Net of payments on prepayment of equipment	-	(2,473,841)
Net of claimed VAT on purchases of property and equipment	25,755	-
Net cash used in investing activities	(14,024,545)	(5,299,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on revolver line of credit	(9,513)	(222,709)
Payoff of revolver line of credit	(4,024,270)	-
Payments on short-term bank loans	-	(17,553,600)
Release of restricted cash	-	1,000,000
Payment on capital lease obligation	(37,853)	-
Payment of high yield notes payable	(35,600,000)	-
Proceeds on issuance of common stock	56,361,500	1,920,000
Net cash provided by (used in) financing activities	16,689,864	(14,856,309)

EFFECT OF EXCHANGE RATE ON CASH	556,738	(38,459)

CHANGE IN CASH	13,189,706	(15,678,208)

CASH, beginning of period	60,597,849	65,611,770

CASH, end of period	$73,787,555	$49,933,562

Supplemental cash flow disclosures:
Interest paid	$1,401,542	$1,988,420
Income tax paid	$3,830,567	$1,933,546

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

The balance sheet amounts with the exception of equity at June 30, 2010 were translated at 6.782 RMB and 0.669 GBP to 1.00 USD, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.826 RMB and 0.619 GBP to $1.00, respectively. The average translation rates applied to income and cash flow statement amounts for six months ended June 30, 2010 were 6.825 RMB and 0.656 GBP to 1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for six months ended June 30, 2009 were 6.833 RMB and 0.669 GBP to 1.00 USD, respectively.

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

Long-lived assets

The Company evaluates the carrying value of long-lived assets each reporting period. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

Intangible assets

Land use rights – Land in the PRC is government owned. As a result, the government grants land use rights. The Company amortizes land use rights on a straight-line basis over the 50-year life.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note – 4 - Inventories

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$13,496,170	$5,137,002
Work in process	4,228,269	2,777,890
Finished goods	4,925,079	3,007,279
Totals	22,649,518	10,922,171
Less allowance for obsolete inventory	(102,389)	(46,389)
Totals	$22,547,129	$10,875,782

The following table consists of allowance for obsolete inventory:

Allowance for obsolete inventory at December 31, 2008	$160,487
Additional reserves	23,272
Recovery of reserve	-
Effect of foreign currency translation	-
Allowance for obsolete inventory at June 30, 2009 (Unaudited)	183,759
Additional reserves	-
Reserves write off	(137,370)
Effect of foreign currency translation	-
Allowance for obsolete inventory at December 31, 2009	46,389
Additional reserves	56,000
Recovery of reserve	-
Effect of foreign currency translation	-
Allowance for obsolete inventory at June 30, 2010 (Unaudited)	$10 2 ,389

Note–5 - Plant and equipment

Plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	62,298,980	43,665,594
Transportation equipment	4,205,211	4,177,943
Machinery and equipment	82,526,938	74,463,717
Office furniture	1,294,108	1,172,121
Construction in progress	6,430,326	19,449,384
Totals	156,856,289	143,029,485
Less accumulated depreciation	(31,490,462)	(25,643,919)
Totals	$125,365,827	$117,385,566

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

Project No 3. Manufacturing Building located at our Dalian facility was completed by March 2010.

The change in plant and equipment is as follows:

Plant and equipment
Balance as of December 31, 2009	$143,029,485
Acquired through acquisition of Jinchuan and Hongtai	11,222,868
Acquired through cash payment	661,324
Acquired from advanced payments	1,290,409
Acquired from accounts payable	12,071
Fixed assets transferred from CIP	13,775,722
CIP transferred to fixed assets	(13,775,722)
VAT claimed on purchase of capital assets	(185,256)
FX rate effect	825,388
Balance as of June 30, 2010 (Unaudited)	$156,856,289

Depreciation expense for the six months ended June 30, 2010 and 2009 amounted to $5,710,030 and $4,612,405, respectively, and the three months ended June 30, 2010 and 2009 amounted to $2,982,605 and $2,515,197, respectively.

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

Advances to suppliers consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Advances for inventories – current	$25,177,421	$8,582,346
Advances for equipment – non current	711,311	1,356,404
Total advances to suppliers	$25,888,732	$9,938,750

Note 7 – Intangible assets

Intangible assets consist of land use rights and patents. Intangible assets consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Patents	$1,976,198	$1,754,270
Land use rights	14,437,371	12,472,131
Total:	16,413,569	14,226,401
Less: accumulated amortization	(2,753,728)	(2,302,345)
Intangible assets, net	$13,659,841	$11,924,056

Amortization expense for the six months ended June 30, 2010 and 2009 amounted to $255,982 and $238,283, and for the three months ended June 30, 2010 and 2009 amounted to $133,495 and $119,207, respectively.

Estimated amortization expense for each of the years ended is as follows:

June 30,	Amount
2011	$567,029
2012	567,029
2013	481,670
2014	423,289
2014	423,289
Thereafter	11,812,707

Note 8 - Prepaid taxes, taxes payable, deferred tax liabilities and deferred tax asset

Prepaid taxes and taxes payable consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Income tax	$2,294,151	$1,796,019
VAT provision	855,045	769,025
Others	129,324	34,011
Total taxes payable	$3,278,520	$2,599,055

	June 30, 2010	December 31, 2009
	(Unaudited)
Deferred tax liabilities	$669,540	$-

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

Thus, Fushi International, a production oriented FIE, continues to enjoy the former 50% income tax exemption for the years ending December 31, 2008, 2009 and 2010. The applicable income tax rate for Fushi International in 2010 is 12.5%.

The estimated tax savings from the tax exemptions for the six months ended June 30, 2010, amounted to $4,542,475. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.59 to $0.47 and diluted earnings per share from $0.58 to $0.46. The estimated tax savings from the tax exemptions for the six months ended June 30, 2009, amounted to $2,470,774. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.08 to -$0.005 and diluted earnings per share from $0.08 to -$0.004.

The estimated tax savings from the tax exemptions for the three months ended June 30, 2010, amounted to $2,775,376. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.33 to $0.26 and diluted earnings per share from $0.32 to $0.25. The estimated tax savings from the tax exemptions for the three months ended June 30, 2009, amounted to $1,462,937. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.04 to -$0.001 and diluted earnings per share from $0.04 to -$0.001.

Jinchuan was acquired in February 2010 and Hongtai was acquired in May 2010. The tax rate only applied to their results of operations included in the consolidated financial statements for year 2010.

The provision for China income tax for the six months ended June 30, 2010 and 2009 was $4,090,134 and $2,280,715, respectively; and for the three months ended June 30, 2010 and 2009 amounted to $2,154,173 and $1,350,404, respectively.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

The current and deferred (provision)/benefit and the effective income tax were as follows for the periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Effective foreign income taxes - current	(2,154,173)	(1,350,404)	(4,090,134)	(2,280,715)
US federal income tax - deferred	79,529	993,597	964,956	3,559,248
(Provision) benefit for income tax	(2,074,644)	(356,807)	(3,755,178)	1,278,533

Effective tax rate	14.4%	25.1%	15.3%	-119.9%

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

Amount
The deferred tax activity consisted of the following:
Deferred tax assets at December 31, 2008	$9,292,233
Additions to deferred tax assets	4,991,295
Deferred tax assets at December 31, 2009	$14,283,528
Additions to deferred tax assets	964,956
Deferred tax assets at June 30, 2010 (unaudited)	$15,248,484

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

For the three months ended June 30, 2010 and 2009, the Company recognized a gain of $ 0 and a loss of $ 967,191 on the cross-currency interest swap (including change in fair value of derivative instrument) in the consolidated statements of income and other comprehensive income.

For the six months ended June 30, 2010 and 2009, the Company recognized a gain of $ 128,861 and a loss of $ 3,895,730 on the cross-currency interest swap (including change in fair value of derivative instrument) in the consolidated statements of income and other comprehensive income.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

Note 13 - Earnings per share

The following is information of net income per share:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$12,317,143	$1,066,890	$21,389,682	$2,344,802

Weighted average shares used in basic computation	37,343,714	27,827,838	36,016,078	27,696,388
Dilutive effect of warrants, options and convertible note	648,086	495,773	617,590	357,838
Weighted average shares used in diluted computation	37,991,800	28,323,611	36,633,668	28,054,226

Earnings per share
Basic	$0.33	$0.04	$0.59	$0.08
Diluted	$0.32	$0.04	$0.58	$0.08

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion

11/31/2007	Warrants	$16.80	100,000	Anti-dilutive
05/21/2007 to 11/13/2007	Options	$11.75-20.94	385,000	Anti-dilutive
04/10/2008 to 6/25/2008	Options	$15.04-23.25	126,000	Anti-dilutive

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

For the three months ended June 30, 2010 and 2009, the PRC Entities made appropriations to the reserve fund of $ 1,945,113 and $ 990,296, respectively.

For the six months ended June 30, 2010 and 2009, the PRC Entities made appropriations to the reserve fund of $ 3,228,614 and $ 1,672,524, respectively.

As of June 30, 2010 and December 31, 2009, the accumulated balance of the statutory surplus reserve was $ 19,511,407 and $ 16,282,793, respectively.

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
9,894,107

(i)
On February 5, 2010, the Company estimated the possibility that Jinchuan would meet the performance target was 100% and the expected payment date was one year after the acquisition date. Thus the fair value of the contingent consideration arrangement was determined at $ 4,819,107 by using an annual discount rate of 5.31%.

The goodwill resulting from this transaction is assigned to the PRC segment. None of the goodwill is expected to be deductible for income tax purpose.

Acquisition related costs were minimal and are included within general and administrative expenses.  The fair value and gross contractual amounts of receivables were $ 2,518,223 on the acquisition date.

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

Acquisition of Hongtai

On May 27, 2010, Fushi International entered into an agreement with the shareholder of Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”) (the “selling shareholder of Hongtai”) to acquire 100% equity interest of Hongtai in exchange for $ 1.3 million payable in cash and 263,158 of the Company’s ordinary shares.

The Company paid the selling shareholder of Hongtai $ 1.3 million in cash on June 1, 2010, and issued 263,158 of its ordinary shares on July 8, 2010.

The acquisition was consummated on May 31, 2010, which is the date Fushi International obtained a 100% controlling financial interest in Hongtai and all conditions of the acquisition, including obtaining government approvals and the transfer of the business registration, were met or obtained.

Hongtai is incorporated in the PRC and is a manufacturer of bimetallic wire products in Southeast China, principally CCA and copper-clad aluminum magnesium ("CCAM"), which are used in telecommunication, utility and industrial applications. The acquisition of Hongtai enhances the Company's production capacity and secondary processing capabilities for CCA and CCAM products.

This acquisition transaction was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations, and resulted in Hongtai becoming a consolidated subsidiary of the Company.

Following is a summary of the acquisition date fair value of the total consideration transferred, the fair values of the amounts recognized for each major class of assets acquired and liabilities assumed in Hongtai at the acquisition date.

As of May 31, 2010
USD
Consideration
Cash	1,300,000
263,158 ordinary shares of the Company	2,600,000
3,900,000

Fair values of identifiable assets acquired and liabilities assumed
Cash	42,199
Other current assets	807,122
Property and equipment	5,090,700
Intangible assets	292,942
Current liabilities	(3,026,173)
Non-current deferred income tax liabilities	(408,687)
Total identifiable assets acquired and liabilities assumed	2,798,103
Goodwill	1,101,897
3,900,000

The goodwill resulting from this transaction is primarily attributed to the synergies and economics of scale anticipated to be achieved from combining the operations of the Company and Hongtai. The goodwill is assigned to the PRC segment. None of the goodwill is expected to be deductible for income tax purpose.

Acquisition related costs were minimal and included in the general and administrative expenses.  The gross contractual amounts of receivables were immaterial on the acquisition date.

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

Pro forma	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2010	2009	2010	2009
Sales	$70,695,518	$57,704,974	$133,904,554	$99,510,940
Cost of Goods Sold	50,515,589	41,920,866	94,923,669	73,140,166
Gross Profit	20,179,929	15,784,108	38,980,885	26,370,774
Operating Expenses	5,525,752	4,512,118	10,681,690	9,043,390
Income from Operations	14,654,177	11,271,990	28,299,195	17,327,384
Other Income (Expense), net	251,070	(7,767,524)	(2,495,229)	(12,791,938)
Income before Income Tax	14,905,247	3,504,466	25,803,966	4,535,445
Income tax expense (benefit)	2,203,009	875,078	3,448,965	(413,160)
Net Income	$12,702,238	$2,629,388	$22,355,001	$4,948,605

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

The PRC segment, through our Dalian, Jinchuan and Hongtai manufacturing facilities, is engaged in developing, designing, manufacturing, marketing and distributing copper-clad bi-metallic engineered conductor products, principally copper-clad aluminum (CCA), and primarily services the Asia-Pacific region, and specifically the PRC market.

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

Corporate operating expenses are primarily stock-based compensation, professional fees and outside service expenses.

Analysis of reportable segments (management information):

For the six months ended June 30, 2010
	PRC	US	Corporate	Eliminations	Total
Revenues	$103,097,984	$27,425,876	$-	$(1,968,652)	$128,555,208
Gross Profit	33,556,710	3,854,703	-	-	37,411,413
Selling, general and administrative expenses	5,615,718	2,656,730	2,151,494	-	10,423,942
Operating income (loss)	27,940,992	1,197,973	(2,151,494)	-	26,987,471
Capital expenditures	1,594,149	142,246	-	-	1,736,395
Depreciation expense (Included in cost of goods sold and Operating expense)	$4,736,398	$973,632	$-	$-	$5,710,030

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

For the three months ended June 30, 2010
	PRC	US	Corporate	Eliminations	Total
Revenues	$55,733,198	$14,119,871	$-	$(847,703)	$69,005,366
Gross Profit	17,542,417	2,047,730	-	-	19,590,147
Selling, general and administrative expenses	2,980,781	1,319,864	1,148,785	-	5,449,430
Operating income (loss)	14,561,636	727,866	(1,148,785)	-	14,140,717
Capital expenditures	347,236	126,666	-	-	473,902
Depreciation expense (Included in cost of goods sold and Operating expense)	$2,497,416	$485,189	$-	$-	$2,982,605

For the six months ended June 30, 2009
	PRC	US	Corporate	Eliminations	Total
Revenues	$65,817,481	$17,649,847	$-	$90,753	$83,558,081
Gross Profit	20,888,875	1,503,180	-	-	22,392,055
Selling, general and administrative expenses	3,493,460	2,931,883	2,100,821	-	8,526,164
Operating income (loss)	17,395,415	(1,428,703)	(2,100,821)	-	13,865,891
Capital expenditures	5,353,890	255,645	-	-	5,609,535
Depreciation expense (Included in cost of goods sold and Operating expense)	$3,780,340	$832,065	$-	$-	$4,612,405

For the three months ended June 30, 2009
	PRC	US	Corporate		Eliminations	Total
Revenues	$39,480,037	$8,879,618	$		$(58,110)	$48,301,545
Gross Profit	12,229,639	1,223,041				13,452,680
Selling, general and administrative expenses	1,829,642	1,335,836		1,088,297		4,253,775
Operating income (loss)	10,399,997	(112,795)		(1,088,297)		9,198,905
Capital expenditures	100,857	78,280				179,137
Depreciation expense (Included in cost of goods sold and Operating expense)	$2,046,456	$468,741	$		$	$2,515,197

	PRC	US	Corporate	Total
As of June 30, 2010
Property, plant and equipment, net	$114,116,359	$11,249,468	$-	$125,365,827

Total assets	$296,343,667	$28,990,694	$18,190,668	$343,525,029

As of December 31, 2009
Property, plant and equipment, net	$105,190,257	$12,195,309	$-	$117,385,566

Total assets	$254,054,799	$25,902,180	$17,338,145	$297,295,124

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

Note 23 – Condensed Parent Company Financial Statements

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009
(RESTATED)

	June 30,	December 31,
	2010	2009
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$2,942,185	$98,839
Deposit in derivative hedge	-	1,000,000
Total current assets	2,942,185	1,098,839

OTHER ASSETS:
Investments in subsidiaries	321,411,407	290,640,043
Deferred loan expense, net	-	1,955,778
Deferred tax assets	15,248,484	14,283,528
Total other assets	336,659,891	306,879,349

Total assets	$339,602,076	$307,978,188

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current	$-	$10,000,000
Other payables and accrued liabilities	887,035	2,609,037
Cross currency hedge payable	-	436,702
Total current liabilities	887,035	13,045,739

LONG-TERM LIABILITIES:
Intercompany payables	16,687,854	22,863,141
Notes payable, non-current	-	25,000,000
Fair value of derivative instrument	-	7,532,527
Total long-term liabilities	16,687,854	55,395,668

Total liabilities	17,574,889	68,441,407

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock,$0.006 par value, 100,000,000 shares authorized, June 30, 2010: 37,518,595 shares issued and outstanding December 31, 2009: 29,772,780 shares issued and outstanding	225,113	178,638
Additional paid in capital	164,829,350	105,540,676
Statutory reserves	19,511,407	16,282,793
Retained earnings	110,473,348	92,312,280
Accumulated other comprehensive income	26,987,969	25,222,394
Total shareholders' equity	322,027,187	239,536,781

Total liabilities and shareholders' equity	$339,602,076	$307,978,188

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(RESTATED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

OPERATING EXPENSES

General and administrative expenses	$1,148,785	$1,088,297	$2,151,494	$2,100,821
Total operating expenses	1,148,785	1,088,297	2,151,494	2,100,821

OTHER INCOME (EXPENSE)

Interest and other expense, net	13,634	(1,430,166)	(444,422)	(2,804,009)
Loss on cross currency hedge	-	(215,964)	(753,666)	(382,374)
Loss on debt extinguishment	-	-	(2,395,778)	-
Change in derivative liability - warrants	-	(688,876)	-	(752,114)
Change in derivative liability - conversion option	-	(4,583,809)	-	(5,122,846)
Change in fair value of derivative instrument	-	(751,227)	882,527	(3,513,356)
Other income (expense), net	306,040	-	306,040	-
Total other income (expense), net	319,674	(7,670,042)	(2,405,299)	(12,574,699)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	13,066,724	8,831,632	24,981,519	13,461,074

INCOME (LOSS) BEFORE INCOME TAXES	12,237,613	73,293	20,424,726	(1,214,446)

BENEFIT FOR INCOME TAXES	79,529	993,597	964,956	3,559,248

NET INCOME	12,317,143	1,066,890	21,389,682	2,344,802

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,890,314	433,866	1,765,575	39,957

COMPREHENSIVE INCOME	$14,207,457	$1,500,756	$23,155,257	$2,384,759

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)
(RESTATED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,389,682	$2,344,802
Adjustments to reconcile net income used in operating activities:
Change in fair value of derivative instrument	(882,527)	3,513,356
Equity in earnings of subsidiaries	(24,981,519)	(13,461,074)
Deferred taxes	(964,956)	(3,559,248)
Amortization of loan commission	160,000	524,995
Amortization of stock compensation expense	373,649	928,727
Loss on cross currency hedge	753,666	382,374
Loss on derivative instrument settlement	-	-
Loss on debt extinguishment	2,395,778	-
Change in derivative liability - warrants	-	752,114
Change in derivative liability - conversion option	-	5,122,846
Change in operating assets and liabilities:
Other payables and accrued liabilities	(1,722,002)	(1,866,167)
Net cash used in operating activities	(3,478,229)	(5,317,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(4,024,270)	(2,630,754)
Payment for unwind of cross currency hedge	(5,650,000)	-
Payments on cross currency hedge payable	(1,190,368)	(114,580)
Net cash used in investing activities	(10,864,638)	(2,745,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany payables	(3,575,287)	5,255,842
Change in restricted cash	-	1,000,000
Payment of high yield notes payable	(35,600,000)	-
Proceeds on issuance of common stock and warrants	56,361,500	1,920,000
Net cash provided by financing activities	17,186,213	8,175,842

CHANGE IN CASH	2,843,346	113,233

CASH, beginning of period	98,839	30,414

CASH, end of period	$2,942,185	$143,647

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$1,343,849	$1,852,432

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

On March 31, 2010, the $1,000,000 deposit with MLCS to secure the agreement was released to MLCS as partial payment of the $6,650,000 payment price and the remaining $5,650,000 payment was made to Merrill Lynch on April 6, 2010.

 Please refer to Note 12 of the Notes to the Consolidated Financial Statements for the derivative instrument.

Note 24 –Restatement of Financial Statements

The restatement relates to our accounting treatment for (1) cross-currency interest swap and (2) the fair value of assets acquired in the acquisitions of Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) and Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”). In previous years, we unintentionally misapplied GAAP in that the cross-currency interest swap should not have qualified as a cash flow hedge and the change in fair value should have been recorded in net income. Thus, we have restated our consolidated statement of income to reflect the change of fair value of financial instrument for the three months and six months ended June 30, 2010 and 2009, respectively. In addition, as part of our year-end closing process, we identified certain errors in the original purchase price allocation with respect to the fair value of certain property, plant and equipment. We subsequently engaged another independent valuation firm to help us determine the fair value of property, plant and equipment and land use right acquired in the acquisitions of Jinchuan and Hongtai. As a result, the purchase consideration exceeded the fair value of net assets acquired, resulting in goodwill of approximately $0.6 million for the acquisition of Jinchuan and goodwill of approximately $1.1 million for the acquisition of Hongtai. We restated our consolidated balance sheets as of June 30, 2010 and consolidated statement of income for the three months and six months ended June 30, 2010 to reflect the above changes.

Balance Sheet sheet items	June 30	June 30	December 31	December 31
	2010	2010	2009	2009
	Restated	Original	Restated	Original

Plant and Equipment, net	$125,365,827	$130,964,932	$	$
Intangible assets, net	13,659,841	14,275,013
Goodwill	1,669,789	-
Deferred tax assets			14,283,528	11,722,469
Tax payable	3,278,520	3,907,036
Deferred Tax Liabilities	669,540	-
Commitment and Contingencies	4,881,843	5,075,000

Retained earnings	110,473,348	114,865,703	92,312,280	97,283,748
Accumulated other comprehensive income			25,222,394	17,689,867
Total shareholders' equity	322,027,187	326,419,542	239,536,781	236,975,722
Total Assets	$343,525,029	$348,069,517	$297,295,124	$294,734,065

Income Statement items	FOR THE THREE MONTHS ENDED JUNE 30,
	2010	2010	2009	2009
	Restated	Original	Restated	Original

General and administrative expenses	$4,084,266	$4,161,196	$	$
Acquisition gain	-	1,765,376
Interest expense	(68,709)	(5,973)
Change in fair value of derivative instrument- gain/(loss)			(751,227)
Deferred income tax expense (benefit)			(993,597)	(738,180)
Current income tax expense	2,154,273	2,782,689
Net Income	12,317,143	13,439,809	1,066,890	1,562,700
Other Comprehensive Income			433,866	(317,361)
Comprehensive Income	$14,207,457	$15,330,123	$1,500,756	$1,245,339

Earnings per share:
Basic	$0.33	$0.36	$0.04	$0.06
Diluted	$0.32	$0.35	$0.04	$0.06

Income Statement items	FOR THE SIX MONTHS ENDED JUNE 30,
	2010	2010	2009	2009
	Restated	Original	Restated	Original

General and administrative expenses	$7,806,816	$7,919,070	$	$
Acquisition gain	-	5,070,389
Loss on extinguishment of derivative instrument		(6,650,000)
Interest expense	(577,191)	(514,455)
Change in fair value of derivative instrument- gain/(loss)	882,527	-	(3,513,356)	-
Deferred income tax expense (benefit)	(964,956)	(3,526,015)	(3,559,248)	(2,364,707)
Current income tax expense	4,090,134	4,718,650
Net Income	21,389,682	20,810,569	2,344,802	4,663,617
Other Comprehensive Income	1,765,575	9,298,102	39,958	(3,473,399)
Comprehensive Income	$23,155,257	$30,108,671	$2,384,760	$1,190,218

Earnings per share:
Basic	$0.59	$0.58	$0.08	$0.17
Diluted	$0.58	$0.57	$0.08	$0.17

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

Highlights for the three months ended June 30, 2010 include:

•	GAAP net income increased 1054.5% to $12.3M or $0.32 per diluted share compared to the three months ended June 30, 2009, adjusted net income increased 76.1% to $12.4M or $0.33 per diluted share;

•	Metric tons of volume shipped from our US segment increased 28.6% compared to the second quarter of 2009;

•	Added 8,200 metric tons of additional capacity of CCS at our Dalian facility;

•	Operating income margin increased 150 basis points from 19.0% to 20.5% of revenues;

•	Returned to profitability at Fayetteville facility; generated approximately $0.6 million of net income; and

•	Closed acquisition of Hongtai to establish new facility in Yixing, China.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars:

(in millions, except percentages)	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2010	2009	% Change	2010	2009	% Change
Revenues	$69.0	$48.3	42.9%	$128.6	$83.6	53.9%
Gross Profit	19.6	13.5	45.2%	37.4	22.4	67.0%
Selling, general and administrative expenses	5.4	4.3	25.6%	10.4	8.5	23.5%
Operating Income	14.1	9.2	53.3%	26.9	13.9	93.5%
Income Before Taxes	14.4	1.4	928.6%	24.5	1.1	2127.3%
Net Income Tax Provision	(2.1)	(0.3)	540.0%	(3.1)	1.3	-338.5%
Net Income	$12.3	$1.1	1018.2%	$21.4	$2.4	791.7%

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

The US segment experienced an increase of 58.4% in net sales for the second quarter of 2010 compared to the second quarter of 2009. The increase is primarily due to a (i) 28.6% volume increase, (ii) 26.6% increase in average selling price resulting from a higher acquisition cost of raw materials and (iii) the increase in the utilization rate from 26.1% to 33.0%. We continued to see strengthening of global demand throughout the second quarter and believe global infrastructure investment will continue.

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

Capacity and Metric Tons Sold

The following table summarizes installed cladding capacities and output for the three month period ended June 30, 2010:

	Three Months Ended June 30, 2010
	PRC		US
(MT)	Capacity (MT)	Sold (MT)	Capacity (MT)	Sold (MT)
CCA	10,000	7,303	3,062	868
CCS	2,050	19	4, 274	1,618
Total	12,050	7,322	7, 336	2,486

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

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in millions , except percentage )	2010	2009	Dollar	%
Gross Profit	$19.6	$13.5	$6.1	45.2%
Gross Margin	28.4%	27.9%		0.5%

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

Selling Expenses

	Three Months Ended June 30,		Change
(in millions , except percentage )	2010	2009	Dollar	%
Selling Expenses	$1.4	$1.1	$0.3	27.3%
as a percentage of net sales	2.0%	2.2%		-0.2%

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

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in millions , except percentage )	2010	2009	Dollar	%
General and Administrative Expenses	$4.1	$3.2	$0.9	28.1%
as a percentage of net sales	5.9%	6.6%		-0.7%

General and administrative expenses were $4.1 million in the quarter ended June 30, 2010 compared to $3.2 million in the same period in 2009, representing an increase of 28.1%, or $0.9 million. This increase is primarily due to the acquisitions of Jinchuan and Hongtai, partially offset by cost savings initiatives. As a percentage of net sales, general and administration expenses decreased from 6.6% in the second quarter of 2009 to 5.9% in the same period of 2010 primarily due to increased revenues and benefits of operational leverage.

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

Other Income (Expense)

Interest income (expenses)
	Three Months Ended June 30,		Change
(in millions , except percentage )	2010	2009	Dollar	%
Interest Income	$0.2	$0.1	$0.1	100.0%
Interest (Expense)	$(0.1)	$(1.5)	$1.4	-93.3%
Net Interest Income / (Expense)	$0.1	$(1.4)	$1.5	-107.1%
as a percentage of net sales	0.2%	-2.9%		3.1%

Net interest income was $0.1 million in the quarter ended June 30, 2010 compared to interest expenses of $1.4 million in the same period of 2009. The change is primarily the result of the repayment of the revolving credit line at our US operations in the first quarter of 2010 and repurchase and retirement of the Company’s Senior Secured Convertible Notes and Senior Secured Floating Rate Notes Due 2012.

Tax

	Three Months Ended June 30, 2010
(in millions, except percentage)	PRC	US	Parent Company	Consolidated
Profit (Loss) before income tax	$14.6	$0.6	$(0.8)	$14.4
Income tax expense (credit)	$2.2	-	(0.1)	2.1
Profit (loss) after income tax	$12.4	$0.6	$(0.7)	$12.3

Profit before tax for PRC was $14.6 million in the three months ended June 30, 2010 with profits from the US segment before tax of $0.6 million. Loss at the parent company level was $0.8 million. On a consolidated basis, profit before tax was $14.4 million in the three months ended June 30, 2010 and we recognized a net tax expense of $2.1 million. The effective tax rate on a consolidation basis for this quarter was 14.4%.

Net Income

	Three Months Ended June 30,		Change
(in millions , except percentage )	2010	2009	Dollar	%
Income Before Taxes	$14.4	$1.4	$13.0	928.6%
Provision for Income Taxes	$2.1	$0.3	$1.8	600.0%
Net Income After Taxes	$12.3	$1.1	$11.2	1018.2%
as a percentage of net sales	17.8%	2.2%		15.6%

Net income was $12. million in the quarter ended June 30, 2010 compared to $1.1 million in the same period in 2009, representing an increase of 1018.2%. As a percentage of net sales, net income increased from 2.2% in the second quarter of 2009 to 17.8% in the same period of 2010. The increase can be attributed to higher revenues, increased margins, acquisition gains and fewer expenses tied to changes in derivative liabilities.

Earnings per Share

	Three Months Ended June 30,
	2010	2009
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$12,317,143	$1,066,890
Basic Weighted Average Number of Shares	37,343,714	27,827,838
Net Income per Share – Basic	$0.33	$0.04
Net Income for Diluted Earnings Per Share	$12,317,143	$1,066,890
Diluted Weighted Average Number of Shares	37,991,800	28,323,611
Net Income per Share – Diluted	$0.32	$0.04

Basic and diluted earnings per share (EPS) for the quarter ended June 30, 2010, were $0.33 and $0.32, respectively, compared to $0.04 and $0.04, respectively, for the comparable period in 2009.

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

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales
	Six Months Ended June 30,
	2010		2009
(In millions, except percentage)	Amount	% of Net Sales	Amount	% of Net Sales	Dollar Change	% Change
Telecommunication	$53.1	41.3%	$37.7	45.1%	$15.4	40.8%
Utility	67.8	52.7%	41.0	49.0%	26.8	65.4%
Transportation	1.7	1.0%	0.8	1.0%	0.9	112.5%
Other	6.0	5.0%	4.1	4.9%	1.9	46.3%
Total net sales	$128. 6	100.0%	$83.6	100.0%	$45.0	53.8%

The following table presents the breakdown of metric tons shipped to customers by industry:

	Net Sales
	Six Months Ended June 30,
	2010		2009
	To nnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
Telecommunication	9,234	48.4%	8,762	46.1%	472	5.4%
Utility*	8,221	43.1%	8,915	46.9%	-694	-7.8%
Transportation	221	1.2%	124	0.7%	97	78.2%
Other	1,398	7.3%	1,200	6.3%	198	16.5%
Total sales volume *	19,074	100.0%	19,001	100.0%	73	0.4%

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

Capacity and Metric Tons Sold

The following table summarizes installed cladding capacities and output for the six months ended June 30, 2010:

	Six Months Ended June 30, 2010
	PRC		US
(MT)	Capacity	Sold	Capacity	Sold
CCA	20,000	13,840	6,124	1,661
CCS	4,100	32	8,547	3,225
Total	24,100	13,872	14,671	4,886

Net Sales by Product Mix

	Metric Tons Sold
	Six Months Ended June 30,
	2010		2009
(MT)	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
CCA	15,501	81.3%	15,631	82.3%	-130	-0.8%
CCS	3,257	17.1%	3,064	16.1%	193	6.3%
Others	316	1.6%	306	1.6%	10	-3.3%
Total sales volume	19,074	100.0%	19,001	100.0%	73	0.4%

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

Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(in millions , except percentage )	2010	2009	Dollar	%
Gross Profit	$37.4	$22.4	$15.0	67.0%
Gross margin	29.1%	26.8%		2.3%

Gross profit increased $15.0 million or 67.0% for the six months ended June 30, 2010 compared to the comparable period in 2009. As a percentage of net sales, gross margin increased from 26.8% in the first half year of 2009 to 29.1% in the same period of 2010, primarily due to a better product mix and improved pricing discipline within wire and cable industry.

Selling Expenses

	Six Months Ended June 30,		Change
(in millions , except percentage )	2010	2009	Dollar	%
Selling Expenses	$2.6	$2.3	$0.3	13.0%
as a percentage of net sales	2.0%	2.7%		-0.7%

Selling expenses increased $0.3 million or 13.0% for the six months ended June 30, 2010 compared to the comparable period in 2009. As a percentage of net sales, selling expenses decreased from 2.7% in the first half year of 2009 to 2.0% in the same period of 2010, primarily due to the strong sales growth.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in millions , except percentage )	2010	2009	Dollar	%
General and Administrative Costs	$7.8	$6.2	$1.6	25.8%
as a percentage of net sales	6.1%	7.4%		-1.3%

General and administrative expenses increased $1.6 million or 25.8% for the six months ended June 30, 2010 compared to the same period in 2009 primarily resulting from expenses related to the acquisitions of Jinchuan and Hongtai. As a percentage of net sales, general and administrative expenses decreased from 7.4% in the first half year of 2009 to 6.1% in the same period of 2010, primarily due to the strong sales growth and cost savings initiatives.

Operating Income

The following table sets forth operating income by segment:

	Six Months Ended June 30,
	2010		2009
(in millions, except percentage)	Amount	% of operating income	Amount	% of operating income	Dollar Change	% Change
PRC	$27.9	103.3%	$17.4	125.2%	$10.5	60.3%
US	$1.2	4.4%	$(1.4)	-10.1%	$2.6	185.7%
Corporate	$(2.1)	-7.7%	$(2.1)	-15.1%	$-	-%
Total operating income	$27.0	100.0%	$13.9	100.0%	$13.1	94.2%

Operating income in the six months ended June 30, 2010 increased approximately $13.1 million, or 94.2%, compared to the same period in 2009, which was primarily due to higher sales and cost savings.

The operating income in the PRC segment increased approximately $10.5 million, or 60.3%, in the six months ended June 30, 2010, when compared to the same period in 2009, primarily due to a strong sales growth and the inclusions of income from acquisitions made in 2010.

The operating income in the US segment increased approximately $2.6 million in the six months ended June 30, 2010, when compared to the same period in 2009, primarily, as a result of 53.9% increase in terms of sales.

Other Income (Expense)

Interest Income (Expense)

	Six Months Ended June 30,		Change
(in millions , except percentage )	2010	2009	Dollar	%
Interest Income	$0.4	$0.2	$0.2	100.0%
Interest Expense	$(0.6)	$(3.0)	$2.4	-80.0%
Net Interest Expense	$(0.2)	$(2.8)	$2.6	-92.9%
as a percentage of net sales	-0.1%	-3.3%		3.1%

Net interest expense was $0.2 million in the six months ended June 30, 2010 compared to $2.8 million in the same period of 2009. The change is primarily the result of the repayment of the Company’s short term bank loans in 2009 and the repurchase and retirement of the Company’s Senior Secured Convertible Notes and Senior Secured Floating Rate Notes Due 2012 in the fourth quarter of 2009 and the first quarter of 2010, respectively.

Tax

Profit before tax for Dalian was $24.8 million for the six months ended June 30, 2010, with profit from Fayetteville and Telford before tax of $1.0 million.  Loss at the Fushi Copperweld parent company level was $1.3 million primarily due to interest expense and loss on extinguishment of high yield notes, loss on the unwinding of derivative instruments as well as professional fees and outside service expenses. On a consolidated basis, profit before tax was $24.5 million and we recognized a net tax expense of $3.1 million.

	Six Months Ended June 30, 2010
(in millions)	Dali an	Fayetteville & Telford	Parent Company	Consolidated
Profit (loss) before income tax	24.8	1.0	(1.3)	24.5
Income tax expense (credit)	4.1	-	(1.0)	3.1
Profit after income tax	20.7	1.0	(0.3)	21.4

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

Net Income

	Six Months Ended June 30,		Change
(in millions, except percentage)	2010	2009	Dollar	%
Income Before Taxes	$24.5	$1.1	$23.4	2127.3%
(Benefit) Provision for Income Taxes	$3.1	$(1.3)	$4.4	-338.5%
Net Income After Taxes	$21.4	$2.4	$19.0	791.7%
as a percentage of net sales	16.6%	2.8%		13.8%

Net income was $24.5 million in the six months ended June 30, 2010 compared to $1.1 million in the same period in 2009, representing an increase of 2127.3%. As a percentage of net sales, net income increased from 2.8% in the first half year of 2009 to 16.6% in the same period of 2010. The increase can be attributed to higher revenues, increased margins, acquisition gains and fewer expenses tied to changes in derivative liabilities.

Earnings Per Share

	Six Months Ended June 30,
	2010	2009
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$21,389,682	$2,344,802
Basic Weighted Average Number of Shares	36,016,078	27,696,388
Net Income per Share - Basic	$0.59	$0.08
Net Income for Diluted Earnings Per Share	$21,389,682	$2,344,802
Diluted Weighted Average Number of Shares	36,633,668	28,054,226
Net Income per Share - Diluted	$0.58	$0.08

Basic and diluted earnings per share (EPS) for the six months ended June 30, 2010, were $0.59 and $0.58, compared to $0.08 and $0.08 for the same period last year.

Selected Balance Sheet Data at June 30, 2010 (unaudited) and the year ended December 31, 2009:

	Selected Balance Sheet Data
	June 30, 2010	December 31, 2009	Change
(in millions, except percentage)	Unaudited		Dollar	%
Cash	$73.8	$60.6	$13.2	21.8%
Accounts Receivable, net	$64.1	$67.3	$(3.2)	-4.8%
PP&E (a)	$125.4	$117.4	$8.0	6.8%
Total Assets	$343.5	$297.3	$46.2	15.5%
Short Term Debt	$-	$14.0	$(14.0)	-100.0%
Long Term Debt	$0.8	$32.7	$(31.9)	-97.6%
Shareholders' Equity	$322.0	$239.5	$82.5	34.4%

For breakdown of plant and equipment, please refer to footnote Note–5 for details.

Our financial condition continues to improve as measured by an increase of 34.4% in shareholders’ equity during the six months of 2010 compared to December 31, 2009. Cash increased 21.8% during the period primarily due to the net proceeds from our public offering consummated in February 2010, and the strong sales, which were partially offset by repayment of $25.0 million of our long term loans. Accounts receivable decreased 4.8% as a result of collection of long-time outstanding receivables. We repurchased and cancelled the Senior Secured Floating Rate Notes Due 2012 in March 2010, resulting in a long-term liability of $0.8 million as at June 30, 2010.

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

For the six months ended June 30, 2010, net cash provided by operating activities was $10.0 million, an increase of $5.5 million compared to the same period in 2009, reflecting a significant improvement in operating cash flow year over year.  The favorable change is primarily attributable to an increase in net income of $19.0 million and a $16.4 million decrease in accounts receivables, partially offset by a $28.0 million increase in current advance to suppliers.

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

COMMITMENTS AND CONTINGENCIES

Please refer to Footnote Note 19 – Business combinations for contingent consideration related to the acquisition of Jinchuan.

Contractual Obligations

Set out below are our contractual obligations at June 30, 2010:

Contractual obligations	Total	Payment due by less than 1 year	2 – 3 years	4-5 years	More than 5 years
Contingent second installment payment for Jinchuan acquisition *	$4,881,843	$4,881,843	$-	$-	$-
Capital-lease obligation	187,276	76,557	110,719	-	-
Total	$5,069,119	$4,958,400	$110,719	$-	$-

Assumption:

* On January 21, 2010, the Company’s PRC subsidiary, Fushi International (Dalian) Bimetallic Cable Co., Ltd. entered into an agreement to purchase 100% of the equity interest of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), a Chinese manufacturer of electric wire and electric cables, from Jinchuan’s shareholders. The total purchase price for the acquisition will be $10.15 million in cash. The purchase price shall be paid in two equal installments of $5,075,000. The initial installment was paid upon the closing of the acquisition, February 5, 2010. If certain net income targets are achieved by Jinchuan for the fiscal year ended 2010, as confirmed by an audit to be performed by the Company’s auditors, the balance of the purchase price shall be paid to the Jinchuan shareholders. If Jinchuan fails to achieve the net income targets for 2010, the balance of the purchase price payable shall be reduced proportionally at the rate of 2.91 times the p/e ratio of the audited net income for 2010. On February 5, 2010, the Company estimated the possibility that Jinchuan would meet the performance target was 100% and the expected payment date was one year after the acquisition done. Thus the fair value of the contingent consideration arrangement was determined at $4,881,843 by using an annual discount rate of 5.3%.

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

In connection with these restatements, our management has identified certain control deficiencies that represent material weaknesses, based on the criteria described in Internal Control — Integrated Framework issued by the COSO. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weaknesses during our assessment of our internal control over financial reporting as of June 30, 2010:

•	Insufficient competent accounting personnel in applying U.S. GAAP in our financial reporting process

As of June 30, 2010, we do not have sufficient competent accounting personnel to ensure our consolidated financial statements are prepared in accordance with U.S. GAAP in a timely manner. As a result, the change in fair values of cross-currency interest swap derivative was removed from other income or loss and recorded as other comprehensive income or loss in our consolidated financial statements for the six months ended June 30, 2010.

•	Insufficient competent accounting personnel in determination of the measurement of derivative financial instruments and assets acquired and liabilities assumed in business combinations

As of June 30, 2010, we do not have sufficient competent accounting personnel to determine fair values of derivative financial instruments and assets acquired and liabilities assumed in business combinations, in accordance with the U.S. GAAP. As a result, adjustments to the fair values of assets acquired through business combinations were recorded in our consolidated financial statements for the quarter ended June 30, 2010.

We acquired Jinchuan and Hongtai in February and May 2010, respectively.  Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2010, the internal control over financial reporting of Jinchuan and Hongtai associated with total assets of USD21,667,696 and total revenues of USD13,394,517 included in our consolidated financial statements as of and for the quarter ended June 30, 2010.

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

At the time our Quarterly Report on Form 10-Q for the period ended June 30, 2010 was filed, on August 10, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. In connection with the filing of this Amendment No. 1, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by that report.  Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the conclusion expressed in such evaluation and the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that re-assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of material weaknesses in our internal control over financial reporting described further below.

b)	Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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