Form 10-Q/A
period 2010-09-30
Fushi Copperweld, Inc.
filed 2011-04-04
CIK 710846

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q for the quarterly period ended September 30, 2010 is being filed as Amendment No. 1 to our Quarterly Report on Form 10-Q (“Amendment No. 1”) which was originally filed on November 8, 2010 with the Securities and Exchange Commission (the “Original 10-Q”). This amendment is filed solely with respect to the following items:

- Part I, Item 1- Financial Statements;

- Part I, Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations, and

- Part I, Item 4- Controls and Procedures.

This Amendment No. 1 is being filed in order to restate:

•                 Our consolidated balance sheets as of September 30, 2010 and December 31, 2009 by decreasing consolidated total assets by $4,418,724 and increasing consolidated total assets by $2,561,059, respectively; and

•                 Our consolidated statements of income for the three months ended September 30, 2010 and 2009 by increasing consolidated net income by $51,609 and $156,927, respectively, and restate our consolidated statements of income for the nine months ended September 30, 2010 and 2009 by increasing consolidated net income by $630,722 and decreasing consolidated net income by $2,161,888, respectively.

The restatement relates to our accounting treatment for (1) cross-currency interest swap and (2) the fair value of assets acquired in the acquisitions of Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) and Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”). In previous years, we unintentionally misapplied GAAP in that the cross-currency interest swap should not have qualified as a cash flow hedge and the change in fair value should have been recorded in net income. Thus, we have restated our consolidated statement of income to reflect the change of fair value of financial instrument for the three months and nine months ended September 30, 2010 and 2009, respectively, In addition, as part of our year-end closing process, we identified certain errors in the original purchase price allocation with respect to the fair value of certain property, plant and equipment. We subsequently engaged another independent valuation firm to help us determine the fair value of property, plant and equipment and land use right acquired in the acquisition of Jinchuan and Hongtai. As a result, the purchase consideration exceeded the fair value of net assets acquired, resulting in goodwill of approximately $0.6 million for the acquisition of Jinchuan and goodwill of approximately $1.1 million for the acquisition of Hongtai’s. We restated our consolidated balance sheets as of September 30, 2010 and consolidated statement of income for the three months and nine months ended September 30, 2010 to reflect the above changes.

A summary of the effects of this restatement to our financial statements included within this Amendment No. 1 is presented in Note 25, “Restatement of Financial Statements.”

Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring subsequent to November 8, 2010, the filing date of the original 10-Q.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(RESTATED)

	September 30,	December 31,
	2010	2009
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$117,866,998	$60,597,849
Accounts receivable, trade, net of allowance of bad debt of $522,729 and $1,024,684 as of September 30, 2010 and December 31, 2009, respectively	64,520,827	67,284,600
Inventories	22,702,154	10,875,782
Notes receivables	257,883	122,972
Other receivables and prepaid expenses	505,709	1,137,566
Advances to suppliers	21,228,320	8,582,346
Deposit in derivative hedge	-	1,000,000
Total current assets	227,081,891	149,601,115

PLANT AND EQUIPMENT, net	124,275,549	117,385,566

OTHER ASSETS:
Advances to suppliers, non-current	540,482	1,356,404
Notes receivables, non-current	179,106	699,106
Intangible assets, net of accumulated amortization	13,662,152	11,924,056
Goodwill	1,669,789	-
Deferred loan expense, net	181,514	2,045,349
Deferred tax assets	15,407,083	14,283,528
Total other assets	31,640,126	30,308,443

Total assets	$382,997,566	$297,295,124

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolver line of credit	$-	$4,033,783
Accounts payable, trade	6,202,910	4,002,773
Current portion of long-term debts	650,000	10,000,000
Other payables and accrued liabilities	5,009,902	3,928,374
Taxes payable	3,639,132	2,599,055
Cross currency hedge payable	-	436,702
Obligation under capital lease, current	79,084	71,503
Loan payable to shareholder	15,000,000	-
Total current liabilities	30,581,028	25,072,190

LONG-TERM LIABILITIES:
Long-term debts	5,850,000	25,000,000
Obligation under capital lease, non-current	88,232	153,626
Deferred tax liabilities	669,540	-
Fair value of derivative instrument	-	7,532,527
Total long-term liabilities	6,607,772	32,686,153

Total liabilities	37,188,800	57,758,343

COMMITMENTS AND CONTINGENCIES	4,955,998	-

SHAREHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.006 par value, 100,000,000 shares authorized, September 30, 2010: 37,779,839 shares issued and outstanding December 31, 2009: 29,772,780 shares issued and outstanding	226,680	178,638
Additional paid in capital	166,297,828	105,540,676
Statutory reserves	20,793,298	16,282,793
Retained earnings	122,113,829	92,312,280
Accumulated other comprehensive income	31,421,133	25,222,394
Total shareholders' equity	340,852,768	239,536,781

Total liabilities and shareholders' equity	$382,997,566	$297,295,124

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
(RESTATED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

REVENUES	$66,507,433	$47,676,346	$195,062,641	$131,234,427

COST OF GOODS SOLD	46,842,955	32,506,879	137,986,750	93,672,906

GROSS PROFIT	19,664,478	15,169,467	57,075,891	37,561,521

OPERATING EXPENSES:
Selling expenses	1,457,154	1,078,158	4,074,280	3,366,719
General and administrative expenses	3,117,062	3,510,034	10,923,878	9,747,637
Total operating expenses	4,574,216	4,588,192	14,998,158	13,114,356

INCOME FROM OPERATIONS	15,090,262	10,581,275	42,077,733	24,447,165

OTHER INCOME (EXPENSE):
Interest income	200,295	76,094	590,236	242,715
Interest expense	(120,176)	(1,201,014)	(697,367)	(4,150,085)
Change in fair value of derivative instrument	-	237,768	882,527	(3,275,588)
Loss on cross currency hedge	-	(1,199,438)	(753,666)	(1,581,812)
Gain (loss) on debt extinguishment	-	3,842,935	(2,395,778)	3,842,935
Change in fair value of derivative liability - warrants	-	-	-	(752,114)
Change in fair value of derivative liability - conversion option	-	(2,058,352)	-	(7,181,198)
Other (expense) income, net	(176,001)	53,421	(194,445)	(193,060)
Total other expense, net	(95,882)	(248,586)	(2,568,493)	(13,048,207)

INCOME BEFORE INCOME TAXES	14,994,380	10,332,689	39,509,240	11,398,958

(PROVISION) BENEFIT FOR INCOME TAXES:
Deferred income tax benefit	158,599	807,537	1,123,555	4,366,785
Current income tax expense	(2,230,608)	(1,788,366)	(6,320,742)	(4,069,081)
(Provision) benefit for income taxes, net	(2,072,009)	(980,829)	(5,197,187)	297,704

NET INCOME	12,922,371	9,351,860	34,312,053	11,696,662

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	4,433,165	72,136	6,198,740	112,094

COMPREHENSIVE INCOME	$17,355,536	$9,423,996	$40,510,793	$11,808,756

EARNINGS PER SHARE:
Basic	$0.34	$0.33	$0.94	$0.42
Diluted	$0.34	$0.32	$0.93	$0.41

WEIGHTED AVERAGE SHARES:
Basic	37,694,626	28,084,416	36,553,784	27,827,152
Diluted	38,077,845	29,206,508	37,030,499	28,676,832

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
(RESTATED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,312,053	$11,696,662
Adjustments to reconcile net income provided by operating activities:
Change in fair value of derivative instrument	(882,527)	3,275,588
Allowance for doubtful accounts adjustment	(513,846)	-
Bad debt expense	-	862,302
Write-off of non-current advances to suppliers	527,095	-
Write-off of patent	131,250	-
Reserve for inventories	255,027	62,914
Write-off of inventories	-	119,133
Depreciation	8,759,839	7,191,842
Loss on sale of property and equipment	-	117,430
Deferred taxes	(1,123,555)	(4,366,785)
Reserve for notes receivables	500,000	-
Amortization of intangible assets	401,539	357,449
Amortization of loan commission	251,097	817,349
Amortization of stock compensation expense	528,207	1,108,254
Loss on cross currency hedge	753,666	1,581,812
Loss (gain) on debt extinguishment	2,395,778	(3,842,935)
Change in fair value of derivative liability - conversion option	-	7,181,198
Change in fair value of derivative liability - warrants	-	752,114
Change in operating assets and liabilities:
Accounts receivable	7,379,296	(20,177,587)
Inventories	(10,326,609)	(3,756,514)
Notes receivables	(112,473)	100,700
Other receivables and prepayments	574,714	401,070
Advances to suppliers - current	(11,648,978)	15,073,210
Accounts payable	(862,992)	(3,839,555)
Other payables and accrued liabilities	(1,790,015)	(3,113,988)
Taxes payable	604,928	3,984,006
Net cash provided by operating activities	30,113,494	15,585,669

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of subsidiaries	(6,375,000)	-
Cash acquired from acquisition of subsidiaries	901,463	-
Payments on cross currency hedge payable	(1,190,368)	(614,580)
Payment for unwind of cross currency hedge	(5,650,000)	-
Proceeds from sale of property and equipment	-	424,444
Purchases of property and equipment	(1,926,580)	(3,292,007)
Net of payments on prepayment of equipment	-	(1,877,177)
Net of claimed VAT on purchases of property and equipment	57,551	-
Net cash used in investing activities	(14,182,934)	(5,359,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	15,000,000	4,552,000
Net payments on revolver line of credit	(4,033,783)	(723,566)
Payments on short-term bank loans	-	(17,553,600)
Proceeds from term loans	6,500,000	-
Release of restricted cash	-	1,000,000
Payment on capital lease obligation	(57,814)	(23,575)
Payment on high yield notes payable	(35,600,000)	(5,000,000)
Proceeds on issuance of common stock	56,361,500	1,920,000
Proceeds from exercise of warrants	1,180,599	-
Proceeds from exercise of stock options	27,225	-
Net cash provided by (used in) financing activities	39,377,727	(15,828,741)

EFFECT OF EXCHANGE RATE ON CASH	1,960,862	232

CHANGE IN CASH	57,269,149	(5,602,160)

CASH, beginning of period	60,597,849	65,611,770

CASH, end of period	$117,866,998	$60,009,610

Supplemental cash flow disclosures:
Interest paid	$1,425,833	$3,650,785
Income tax paid	$6,161,271	$3,609,505

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

The balance sheet amounts with the exception of equity at September 30, 2010 were translated at 6.691 RMB and 0.636 GBP to 1.00 USD, respectively. The balance sheet amounts with the exception of equity at December 31, 2009 were translated at 6.826 RMB and 0.619 GBP to $1.00, respectively. The average translation rates applied to income and cash flow statement amounts for nine months ended September 30, 2010 were 6.806 RMB and 0.652 GBP to 1.00 USD, respectively.  The average translation rates applied to income and cash flow statement amounts for nine months ended September 30, 2009 were 6.832 RMB and 0.648 GBP to 1.00 USD, respectively.

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

	September 30, 2010	September 30, 2009
	(Un audited)	(Unaudited)
China	$152,803,500	$103,028,466
USA	31,494,741	21,692,506
Europe	6,425,984	3,357,305
Other countries	4,338,416	3,156,150
Total sales	$195,062,641	$131,234,427

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Long-lived assets

The Company evaluates the carrying value of long-lived assets each reporting period. When estimated cash flows generated by those assets are less than the carrying amounts of the asset, the Company recognizes an impairment loss. Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no impairments of its long-lived assets.

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 5 - Plant and equipment, net

Plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Land	$100,726	$100,726
Buildings and improvements	63,165,468	43,665,594
Transportation equipment	4,286,386	4,177,943
Machinery and equipment	85,010,764	74,463,717
Office furniture	1,313,417	1,172,121
Construction in progress	5,390,539	19,449,384
Totals	159,267,300	143,029,485
Less accumulated depreciation	(34,991,751)	(25,643,919)
Totals	$124,275,549	$117,385,566

Construction in progress a September 30, 2010, consisted of the following:

No.	Project Description	September 30, 2010	Commencement Date	Expected completion date

1	Manufacturing machinery and equipment for CCA/CCS (Multiple)	$2,595,298	Dec 2007	Dec, 2010
2	Manufacturing machinery and equipment for CCA/CCS (Multiple)	2,616,163	Dec 2009	Mar, 2011
3	Manufacturing machinery and equipment for CCA	132,742	Oct 2009	Dec, 2011
4	Building attachment	46,336	Sep 2010	Dec, 2012
	Total	$5,390,539

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

Project No 3. Manufacturing Building located at our Dalian facility was completed by March 2010.

The change in plant and equipment is as follows:

Plant and equipment
Balance as of December 31, 2009	$143,029,485
Acquired through acquisition of Jinchuan and Hongtai	11,222,868
Acquired through cash payment	806,371
Acquired from advanced payments	1,508,652
Acquired from accounts payable	26,387
Fixed assets transferred from CIP	15,134,299
CIP transferred to fixed assets	(15,134,299)
VAT claimed on purchase of capital assets	(212,315)
FX rate effect	2,885,852
Balance as of September 30, 2010 (Unaudited)	$159,267,300

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Depreciation expense for the nine months ended September 30, 2010 and 2009 amounted to $8,759,839 and $7,191,842, respectively, and the three months ended September 30, 2010 and 2009 amounted to $3,049,809 and $2,579,437, respectively.

Note 6 – Advances to suppliers

Advances to suppliers are monies deposited or advanced to outside vendors for future inventory and equipment purchases. Most of the Company’s vendors require a certain amount of money to be deposited with them as a guarantee that the Company will receive their purchase on a timely basis.

Advances to suppliers consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Advances for inventories – current	$21,228,320	$8,582,346
Advances for equipment – non current	540,482	1,356,404
Total advances to suppliers	$21,768,802	$9,938,750

Note 7 – Intangible assets

Intangible assets consist of land use rights and patents. Intangible assets consisted of the following:

	September 30, 2010	December 31, 2009
	(Unaudited)
Patents	$1,966,578	$1,754,270
Land use rights	14,453,075	12,472,131
Total:	16,419,653	14,226,401
Less: accumulated amortization	(2,757,501)	(2,302,345)
Intangible assets, net	$13,662,152	$11,924,056

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

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 8 – Prepaid taxes, taxes payable, deferred tax liabilities and deferred tax asset

Prepaid taxes and taxes payable consisted of the following:

	September 30, 2010	December 31 , 2009
	(Unaudited)
Income tax	$2,229,310	$1,796,019
VAT provision	1,229,523	769,025
Others	180,299	34,011
Total taxes payable	$3,639,132	$2,599,055

	September 30, 2010	December 31, 2009
	(Unaudited)
Deferred tax liabilities	$669,540	$-

Income tax

The Company and its subsidiaries had the following tax rates for the nine months ended September 30:

		2010	2010	2009	2009
		Statutory	Income	Statutory	Income
		Income	Tax	Income	Tax
Entities		Tax Rate	Exemption	Tax Rate	Exemption
Fushi International	China (a)	25%	12.5%	25%	12.5%
Dalian Fushi	China (a)	25%	-	25%	-
Jinchuan	China (a)	25%	-	n/a	n/a
Hongtai	China (a)	25%	-	n/a	n/a
Fushi JiangSu	China (a)	25%	-	n/a	n/a
Copperweld UK	UK (b)	21%	-	21%	-
Fushi, Fushi holding, Copperweld	US (c)	34%	-	34%	-
Copperweld US	State	6.5%	-	6.5%	-

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

The estimated tax savings from the tax exemptions for the nine months ended September 30, 2010, amounted to $6,035,787. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.94 to $0.78 and diluted earnings per share from $0.93 to $0.77. The estimated tax savings from the tax exemptions for the nine months ended September 30, 2009, amounted to $3,607,474. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.42 to $0.29 and diluted earnings per share from $0.41 to $0.29.

The estimated tax savings from the tax exemptions for the three months ended September 30, 2010, amounted to $1,892,079. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.34 to $0.29 and diluted earnings per share from $0.34 to $0.29. The estimated tax savings from the tax exemptions for the three months ended September 30, 2009, amounted to $1,136,700. The net effect on earnings per share had the income tax been applied would decrease basic earnings per share from $0.33 to $0.29 and diluted earnings per share from $0.32 to $0.28.

Jinchuan was acquired in February 2010 and Hongtai was acquired in May 2010. The tax rate only applied to their results of operations included in the consolidated financial statements for year 2010.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The provision for China income tax for the nine months ended September 30, 2010 and 2009 was $6,320,742 and $4,069,081, respectively; and for the three months ended September 30, 2010 and 2009 amounted to $2,230,608 and $1,788,366, respectively.

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

The current and deferred (provision)/benefit and the effective income tax were as follows for the periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Effective foreign income taxes – current	(2,230,608)	(1,788,366)	(6,320,742)	(4,069,081)
US federal income tax – deferred	158,599	807,537	1,123,555	4,366,785
Provision for income tax	(2,072,009)	(980,829)	(5,197,187)	297,704

Effective tax rate	13.8%	9.5%	13.2%	-2.6%

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

Amount
The deferred tax activity consisted of the following:
Deferred tax assets at December 31, 2008	$9,292,233
Additions to deferred tax assets	4,991,295
Deferred tax assets at December 31, 2009	$14,283,528
Additions to deferred tax assets	1,123,555
Deferred tax assets at September 30, 2010 (unaudited)	$15,407,083

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

Note 12 – Derivative instrument

On April 10, 2007, the Company entered into a cross currency swap transaction (the “SWAP”) with Merrill Lynch Capital Services, Inc. (“MLCS”) which converted the USD variable interest rate of initially LIBOR plus 7% per annum and LIBOR plus (5.6% per annum after a qualified IPO) in a notional amount of $ 40 million to an 8.3% per annum fixed interest rate in a notional amount of RMB310,900,000. The SWAP required semi-annual payment in arrears on July 24 and January 24 and would mature on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012. Under the terms of the SWAP, the Company received variable interest rate payments in USD and made fixed interest rate payments in RMB which were translated into USD at foreign exchange rates on each settlement dates. In July 2008, the Company placed a deposit of $1,000,000 with MLCS according to the agreement.

On March 31, 2010, the Company terminated the SWAP with a settlement of $ 6,650,000, consisting of $ 1,000,000 deposit paid to MLCS in July 2008 and an additional $ 5,650,000 paid on April 6, 2010.

For the three months ended September 30, 2010 and 2009, the Company recognized a gain of $ 0 and a loss of $ 961,670 on the cross-currency interest swap (including change in fair value of derivative instrument)  in the consolidated statements of income and other comprehensive income.

For the nine months ended September 30, 2010 and 2009, the Company recognized a gain of $ 128,861and a loss of $ 4,857,400 on the cross-currency interest swap (including change in fair value of derivative instrument) in the consolidated statements of income and other comprehensive income.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

Note 13 - Earnings per share

The following is information of net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income for basic and diluted earnings per share	$12,922,371	$9,351,860	$34,312,053	$11,696,662

Weighted average shares used in basic computation	37,694,626	28,084,416	36,553,784	27,827,152
Dilutive effect of warrants, options and convertible note	383,219	1,122,092	476,715	849,680
Weighted average shares used in diluted computation	38,077,845	29,206,508	37,030,499	28,676,832

Earnings per share
Basic	$0.34	$0.33	$0.94	$0.42
Diluted	$0.34	$0.32	$0.93	$0.41

Shares excluded from the calculation of diluted earnings per share:

Date issued/ granted	Nature	Excise price	Shares excluded for year diluted EPS calculation	Reason for exclusion

11/31/2007	Warrants	$16.80	100,000	Anti-dilutive
05/21/2007 to 11/13/2007	Options	$11.75-20.94	495,000	Anti-dilutive
04/10/2008 to 6/25/2008	Options	$15.04-23.25	126,000	Anti-dilutive

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

Grant Year	Granted Options (Shares)	Forfeited and Expired Option (Shares)	Exercise Price Option ($)
2007	335,000	190,000	$16.44-$20.94
2008	151,000	25,000	$15.04-$23.25
2009	688,000	166,725	$4.95-$7.93
2010	1 64 ,530	32,928	$8.61-$9.13
Total	1,338,530	414,653

Grant Year	Granted Restricted Stock (Shares)	Forfeited and Expired Restricted Stock (Shares)	Vested Restricted S tock (Shares)	Grant D ate Fair Market Value ($)
2009	50,000	-	-	$8.08
2010	51,000	-	38,250	$8.61
Total	101,000	-	38,250

The fair value of each restricted stock award is estimated on the date of grant using the fair market value of the Company’s common stock, which is the closing price on the stock market.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

The fair value of each option award is estimated on the date of grant using the Black-Scholes model using the following weighted-average assumptions:

	Nine months ended , 2010	Year ended, 2009	Year ended 2008	Year ended 2007
Risk-free interest rate (1)	0.87%-1.18%	0.78%-2.2%	1.84%-2.82%	3.54%-4.57%
Expected dividend yield (2)	-	-	-	-
Expected option life (3)	2-4 Years	2-5 Years	0.5-2 Years	2 Years
Expected stock price volatility (4)	60%	60%	50%	50%
Weighted average fair value of options granted	$2.95	$2.77	$4.57	$4.08

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

For the three months ended September 30, 2010 and 2009, the PRC Entities made appropriations to the reserve fund of $ 1,281,891 and $ 991,190, respectively.

For the nine months ended September 30, 2010 and 2009, the PRC Entities made appropriations to the reserve fund of $ 4,510,505 and $ 2,663,714, respectively.

As of September 30, 2010 and December 31, 2009, the accumulated balance of the statutory surplus reserve was $ 20,793,298 and $ 16,282,793, respectively.

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

Note 18 - Commitments and contingencies

Fushi JiangSu was established on June 18, 2010 with a registered capital of $49,980,000. Fushi JiangSu had received $15,000,000 investment as of September 30, 2010, and is in the process of obtaining the capital verification. Of the remaining registered capital, $10,000,000 and $24,980,000 is required to be invested by June 17, 2011 and June 17, 2012, respectively.

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

Pro forma	For the three months ended September 30,	For the three months ended September 30,	For the nine months ended September 30,	For the nine months ended September 30,
	2010	2009	2010	2009
Sales	$66,507,433	$57,775,081	$200,427,323	$157,287,111
Cost of goods sold	46,842,955	40,241,170	141,777,460	113,382,155
Gross profit	19,664,478	17,533,911	58,649,863	43,904,956
Operating expenses	4,574,216	4,835,746	15,256,645	13,879,172
Income from operations	15,090,263	12,698,165	43,393,218	30,025,784
Other expense, net	(95,882)	(228,491)	(2,591,176)	(13,020,429)
Income before income tax	14,994,381	12,469,675	40,802,042	17,005,355
Income tax expense	2,072,009	1,510,052	5,521,902	1,096,951
Net income	$12,922,372	$10,959,623	$35,280,140	$15,908,405

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

Corporate operating expenses are primarily stock-based compensation, professional fees and outside service expenses.

Analysis of reportable segments (management information):

For the nine months ended September 30, 2010
	PRC	US	Corporate	Eliminations	Total
Revenues	$158,093,089	$40,519,519	$-	$(3,549,967)	$195,062,641
Gross profit	51,588,236	5,487,655	-	-	57,075,891
Selling, general and administrative expenses	8,146,059	3,618,800	3,233,299	-	14,998,158
Operating income (loss)	43,442,177	1,868,855	(3,233,299)	-	42,077,733
Capital expenditures	1,682,179	244,401	-	-	1,926,580
Depreciation expense (included in cost of goods sold and operating expense)	$7,303,479	$1,456,360	$-	$-	$8,759,839

For the three months ended September 30, 2010
	PRC	US	Corporate	Eliminations	Total
Revenues	$54,995,104	$13,093,644	$-	$(1,581,315)	$66,507,433
Gross profit	18,031,526	1,632,952	-	-	19,664,478
Selling, general and administrative expenses	2,530,340	962,070	1,081,806	-	4,574,216
Operating income (loss)	15,501,186	670,882	(1,081,806)	-	15,090,262
Capital expenditures	88,030	102,156	-	-	190,186
Depreciation expense (included in cost of goods sold and operating expense)	$2,567,081	$482,728	$-	$-	$3,049,809

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

For the nine months ended September 30, 2009
	PRC	US	Corporate	Eliminations	Total
Revenues	$105,226,285	$26,506,874	$-	$(498,732)	$131,234,427
Gross profit	34,361,859	3,199,662	-	-	37,561,521
Selling, general and administrative expenses	6,161,221	4,251,538	2,701,597	-	13,114,356
Operating income (loss)	28,200,638	(1,051,876)	(2,701,597)	-	24,447,165
Capital expenditures	5,770,109	261,267	-	-	6,031,376
Depreciation expense (included in cost of goods sold and operating expense)	$5,853,457	$1,338,385	$-	$-	$7,191,842

For the three months ended September 30, 2009
	PRC	US	Corporate		Eliminations	Total
Revenues	$39,408,804	$8,857,027	$		$(589,485)	$47,646,346
Gross profit	13,472,985	1,696,482				15,169,467
Selling, general and administrative expenses	2,667,761	1,319,654		600,777		4,588,192
Operating income (loss)	10,805,224	376,828		(600,777)		10,581,275
Capital expenditures	416,220	5,622				421,842
Depreciation expense (included in cost of goods sold and operating expense)	$2,073,116	$506,321	$		$	$2,579,437

	PRC	US	Corporate	Total
As of September 30, 2010
Property, plant and equipment, net	$113,396,305	$10,879,244	$-	$124,275,549

Total assets	$328,454,953	$33,240,947	$21,301,666	$382,997,566

As of December 31, 2009
Property, plant and equipment, net	$105,190,257	$12,195,309	$-	$117,385,566

Total assets	$254,054,799	$25,902,180	$17,338,145	$297,295,124

Note 21 – Supplemental information for cash flow statement

The Company acquired Jinchuan on February 5, 2010 with first payment amounting to $5,075,000 paid on the same date and a contingent liability that amounted to $5,075,000 to former Jinchuan shareholders and its present value for fair-value is amounting to $4,955,998.

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

Note 24 Condensed Parent Company Financial Statements

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(RESTATED)

	September 30,	December 31,
	2010	2009
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$5,762,820	$98,839
Other receivables and prepaid expenses	131,763	-
Deposit in derivative hedge	-	1,000,000
Total current assets	5,894,583	1,098,839

OTHER ASSETS:
Investments in subsidiaries	354,690,147	290,640,043
Deferred loan expense, net	-	1,955,778
Deferred tax assets	15,407,083	14,283,528
Total other assets	370,097,230	306,879,349

Total assets	$375,991,813	$307,978,188

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable, current	$-	$10,000,000
Other payables and accrued liabilities	1,025,660	2,609,037
Cross currency hedge payable	-	436,702
Loan payable to shareholder	15,000,000	-
Total current liabilities	16,025,660	13,045,739

LONG-TERM LIABILITIES:
Intercompany payables	19,113,385	22,863,141
Notes payable, non-current	-	25,000,000
Fair value of derivative instrument	-	7,532,527
Total long-term liabilities	19,113,385	55,395,668

Total liabilities	35,139,045	68,441,407

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred stock,$0.001 par value, 5,000,000 shares authorized, none issued or outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock,$0.006 par value, 100,000,000 shares authorized, September 30, 2010: 37,779,839 shares issued and outstanding December 31, 2009: 29,772,780 shares issued and outstanding	226,680	178,638
Additional paid in capital	166,297,828	105,540,676
Statutory reserves	20,793,298	16,282,793
Retained earnings	122,113,829	92,312,280
Accumulated other comprehensive income	31,421,133	25,222,394
Total shareholders' equity	340,852,768	239,536,781

Total liabilities and shareholders' equity	$375,991,813	$307,978,188

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
(RESTATED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

OPERATING EXPENSES

General and administrative expenses	$1,081,804	$600,777	$3,233,300	$2,701,597
Total operating expenses	1,081,804	600,777	3,233,300	2,701,597

OTHER INCOME (EXPENSE)

Interest income (expense), net	-	(1,055,023)	(444,420)	(3,859,033)
Loss on cross currency hedge	-	(1,199,438)	(753,666)	(1,581,812)
Gain (loss) on debt extinguishment	-	3,842,935	(2,395,778)	3,842,935
Change in derivative liability - warrants	-	-	-	(752,114)
Change in derivative liability - conversion option	-	(2,058,352)	-	(7,181,198)
Change in fair value of derivative instrument	-	237,768	882,527	(3,275,588)
Other income, net	-	-	306,040	-
Total other expense, net	-	(232,110)	(2,405,297)	(12,806,810)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	13,845,576	9,377,210	38,827,095	22,838,284

INCOME BEFORE INCOME TAXES	12,763,772	8,544,323	33,188,498	7,329,877

BENEFIT FOR INCOME TAXES	158,599	807,537	1,123,555	4,366,785

NET INCOME	12,922,371	9,351,860	34,312,053	11,696,662

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	4,433,165	72,136	6,198,740	112,093

COMPREHENSIVE INCOME	$17,355,536	$9,423,996	$40,510,793	$11,808,755

FUSHI COPPERWELD, INC.

CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)
(RESTATED)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$34,312,053	$11,696,662
Adjustments to reconcile net income
used in operating activities:
Change in fair value of derivative instrument	(882,527)	3,275,588
Equity in earnings of subsidiaries	(38,827,095)	(22,838,284)
Deferred taxes	(1,123,555)	(4,366,785)
Amortization of loan commission	160,000	787,492
Amortization of stock compensation expense	528,207	1,108,254
Loss on cross currency hedge	753,666	1,581,812
Loss on derivative instrument settlement	-	-
Loss (gain) on debt extinguishment	2,395,778	(3,842,935)
Change in derivative liability - warrants	-	752,114
Change in derivative liability - conversion option	-	7,181,198
Change in operating assets and liabilities:
Other receivables and prepayments	(24,100)
Other payables and accrued liabilities	(1,583,377)	(2,866,051)
Net cash used in operating activities	(4,290,950)	(7,530,935)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(19,024,270)	(3,130,132)
Payment for unwind of cross currency hedge	(5,650,000)	-
Payments on cross currency hedge payable	(1,190,368)	(614,580)
Net cash used in investing activities	(25,864,638)	(3,744,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	15,000,000	-
Intercompany	(1,149,755)	13,330,755
Release of restricted cash	-	1,000,000
Payment of high yield notes payable	(35,600,000)	(5,000,000)
Proceeds on issuance of common stock and warrants	56,361,500	1,920,000
Proceeds from exercise of warrants	1,180,599	-
Proceeds from exercise of stock options	27,225	-
Net cash provided by financing activities	35,819,569	11,250,755

CHANGE IN CASH	5,663,981	(24,892)

CASH, beginning of period	98,839	30,414

CASH, end of period	$5,762,820	$5,522

SUPPLEMENTAL CASH FLOWS DISCLOSURE:
Interest paid	$1,343,849	$3,375,092

1.	Basis of presentation

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

 Please refer to Note 12 of the Notes to the Consolidated Financial Statements for the derivative instrument.

5.	Related party transaction

In September 2010, the Company’s Co-CEO and majority shareholder, Mr. Li Fu, advanced the Company $15,000,000 related to required timely registered capital payments for Fushi JiangSu as discussed in Note 18 – Commitments and Contingencies of the Notes to the Consolidated Financial Statements. The loan is non-interest bearing and is due on demand. Mr. Fu also advanced the Company $8,000,000 in October 2010 for additional registered capital payments for Fushi JiangSu. In October 2010, the Company had fully repaid this shareholder liability in the amount of $23,000,000.

During October 2010, the Company’s wholly owned subsidiary, Fushi International, on behalf of the Parent Company repaid the loan due to the shareholder in the amount of $23,000,000. As a result of such repayment, Fushi International distributed $23,000,000 to the Parent Company through this transaction.

6.	Reclassification

Certain reclassifications have been made to the 2009 parent financial statements to conform to the 2010 parent financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

7.	Subsequent event

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

Note 25 –Restatement of Financial Statements

The restatement relates to our accounting treatment for (1) cross-currency interest swap and (2) the fair value of assets acquired in the acquisitions of Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) and Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”). In previous years, we unintentionally misapplied GAAP in that the cross-currency interest swap should not have qualified as a cash flow hedge and the change in fair value should have been recorded in net income. Thus, we have restated our consolidated statement of income to reflect the change of fair value of financial instrument for the three months and nine months ended September 30, 2010 and 2009, respectively. In addition, as part of our year-end closing process, we identified certain errors in the original purchase price allocation with respect to the fair value of certain property, plant and equipment. We subsequently engaged another independent valuation firm to help us determine the fair value of property, plant and equipment and land use right acquired in the acquisitions of Jinchuan and Hongtai. As a result, the purchase consideration exceeded the fair value of net assets acquired, resulting in goodwill of approximately $0.6 million for the acquisition of Jinchuan and goodwill of approximately $1.1 million for the acquisition of Hongtai. We restated our consolidated balance sheets as of September 30, 2010 and consolidated statement of income for the three months and nine months ended September 30, 2010 to reflect the above changes.

Balance Sheet sheet items	September 30	September 30	December 31	December 31
	2010	2010	2009	2009
	Restated	Original	Restated	Original

Plant and Equipment, net	$124,275,549	$129,748,890	$-	$-
Intangible assets, net	13,662,152	14,277,324	-	-

Goodwill	1,669,789	-	-	-

Deferred tax assets	-	-	14,283,528	11,722,469
Tax payable	3,639,132	4,267,648	-	-

Deferred Tax Liabilities	669,540	-	-	-

Commitment and Contingencies	4,955,998	5,075,000	-	-

Retained earnings	122,113,829	126,454,576	92,312,280	97,283,748

Accumulated other comprehensive income	-	-	25,222,394	17,689,867

Total shareholders' equity	340,852,768	345,193,514	239,536,781	236,975,722

Total Assets	$382,997,566	$387,416,290	$297,295,124	$294,734,065

Income Statement items	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2010	2010	2009	2009
	Restated	Original	Restated	Original

General and administrative expenses	$3,117,062	$3,242,826	$-	$-
Interest expense	(120,176)	(46,021)	-	-
Change in fair value of derivative instrument- gain/(loss)	-	-	237,768	-
Deferred income tax expense (benefit)	-	-	(807,537)	(888,378)
Net Income	12,922,371	12,870,762	9,351,860	9,194,933
Other Comprehensive Income	-	-	72,136	309,904
Comprehensive Income	$17,355,536	$17,303,927	$9,423,996	$9,504,837

Earnings per share:
Basic	$0.34	$0.34	$0.33	$0.33
Diluted	$0.34	$0.34	$0.32	$0.31

Income Statement items	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2010	2010	2009	2009
	Restated	Original	Restated	Original

General and administrative expenses	$10,923,878	$11,161,896	$-	$-
Acquisition gain	-	5,070,389	-	-
Loss on extinguishment of derivative instrument	-	(6,650,000)	-	-
Interest expense	(697,367)	(560,476)	-	-
Change in fair value of derivative instrument- gain/(loss)	882,527	-	(3,275,588)	-

Deferred income tax expense (benefit)	(1,123,555)	(3,684,614)	(4,366,785)	(3,253,085)
Current income tax expense	6,320,742	6,949,258	-	-
Net Income	34,312,053	33,681,331	11,696,662	13,858,550
Other Comprehensive Income (loss)	6,198,740	13,731,267	112,094	(3,163,495)
Comprehensive Income	40,510,793	47,412,598	11,808,756	10,695,055

Earnings per share:
Basic	$0.94	$0.92	$0.42	$0.50
Diluted	$0.93	$0.91	$0.41	$0.48

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

Highlights for the three months ended September 30, 2010 include:

•	Gross profit increased 29.6% to $19.7 million, or 29.6% of revenue, from $15.2 million in the third quarter of 2009;
•	Operating margin increased 50 basis points to 22.7% from 22.2% compared to the third quarter of 2009;
•	Further strengthened presence in Southeastern China through investment in Fushi International (Jiangsu); and
•	Metric tons shipped at US facility increased 32.2% compared to the third quarter of 2009.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of dollars:

(in millions, except percentages)	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2010 (Unaudited)	2009 (Unaudited)	% Change	2010 (Unaudited)	2009 (Unaudited)	% Change
Revenues	$66.5	$47.7	39.4%	$195.1	$131.2	48.7%
Gross Profit	19.7	15.2	29.6%	57.1	37.6	51.9%
Selling, general and administrative expenses	4.6	4.6	0.0%	15.0	13.1	14.5%
Operating Income	15.1	10.6	42.5%	42.1	24.4	72.5%
Income Before Taxes	15.0	10.3	45.6%	39.5	11.4	246.5%
Net Income Tax Provision	2.1	1.0	110%	5.2	(0.3)	-1833.3%
Net Income	$12.9	$9.4	37.2%	$34.3	$11.7	193.2%

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009:

Net Sales by Segment

The following tables set forth revenues in millions and metric tons (MT) of copper-clad products sold by each of our reporting segments on a combined basis:

	Net Sales
(in millions, except percentage)	Three Months Ended September 30,
	2010		2009
	Amount (Unaudited)	% of Net Sales	Amount (Unaudited)	% of Net Sales	Dollar Change	% Change
PRC	$53.4	80.3%	$38.9	81.6%	$14.5	37.3%
US	13.1	19.7%	8.8	18.4%	4.3	48.9%
Total net sales	$66.5	100.0%	$47.7	100.0%	$18.8	39.4%

	Metric Tons Sold
	Three Months Ended September 30,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
PRC *	7,388	75.7%	8,017	81.6%	-629	-7.8%
US	2,372	24.3%	1,812	18.4%	560	30.9%
Total sales volume*	9,760	100.0%	9,829	100.0%	- 69	-0.7%

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

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales
	Three Months Ended September 30,
(in millions, except percentages)	2010		2009
	Amount (Unaudited)	% of Net Sales	Amount (Unaudited)	% of Net Sales	Dollar Change	% Change
Telecommunication	$23.9	35.9%	$24.5	51.4%	$-0.6	-2.4%
Utility	39.6	59.5%	20.3	42.6%	19.3	95.1%
Transportation	1.1	1.7%	0.5	1.0%	0.6	120.0%
Other	1. 9	2.9%	2.4	5.0%	- 0 . 5	-20.8%
Total net sales	$66.5	100.0%	$47.7	100.0%	$18.8	39.4%

The following table presents the breakdown of metric tons (MT) of copper-clad products shipped to customers by industry:

	Three Months Ended September 30,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
Telecommunication	4,169	42.7%	4,999	50.8%	-830	-16.6%
Utility *	4,941	50.6%	3,988	40.6%	953	23.9%
Transportation	135	1.4%	67	0.7%	68	101.5%
Other	515	5.3%	775	7.9%	- 260	-33.5%
Total sales volume *	9,760	100.0%	9,829	100.0%	-6 9	-0.7%

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

Net Sales by Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products shipped to customers by product mix:

	Metric Tons Sold
	Three Months Ended September 30,
	2010		2009
	MT	% of MT Sales	MT	% of MT Sales	Tonnage Change	% Change
CCA	7,987	81.8%	8,155	83.0%	-168	-2.1%
CCS	1,600	16.4%	1,272	12.9%	328	25.8%
Others *	1 73	1.8%	402	4.1%	- 229	-57.0%
Total net sales *	9, 760	100.0%	9,829	100.0%	-6 9	-0.7%

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

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
General and Administrative Expenses	$3.1	$3.5	$(0.4)	-11.2%
as a percentage of net sales	4.7%	7.4%		-2.7%

General and administrative (G&A) expenses were $3.1 million in the quarter ended September 30, 2010 compared to $3.5 million in the same period in 2009, representing a decrease of 11.2%, or $0.4 million. This decrease is primarily due to enhanced efficiencies and benefits of cost savings initiatives, partially offset by acquisitions completed subsequent to the third quarter of 2009. As a percentage of net sales, G&A expenses decreased from 7.4% in the third quarter of 2009 to 4.7% in the same period of 2010 primarily due to increased revenues and benefits of operational leverage.

Operating Income

The following table sets forth operating income by segment, in millions of dollars:

	Three Months Ended September 30,
(in millions, except percentage)	2010		2009
	Amount (Unaudited)	% of Operating income	Amount (Unaudited)	% of Operating income	Dollar Change	% Change
PRC	$15.5	102.7%	$10.8	101.9%	$4.7	43.5%
US	0.7	4.6%	0.4	3.8%	0.3	75.0%
Corporate	(1.1)	-7.3%	(0.6)	-5.7%	(0.5)	83.3%
Total operating income	$15.1	100.0%	$10.6	100.0%	$4.5	42.5%

Total operating income was $15.1 million in the quarter ended September 30, 2010 compared to $10.6 million in the same period of 2009, representing an increase of $4.5 million or 42.5%. This increase is primarily due to an increase in net sales and an increase in operating profit contributed by our PRC segment of $14.5 million and $4.7 million, respectively. The operating income within our US segment was $0.7 million compared with that of $0.4 million in the same period of last year primarily due to benefits of operational leverage resulting from increased volumes and cost savings initiatives implemented during the course of 2009.

Other Income (Expense)

Interest income (expenses)
	Three Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Interest Income	$0.2	$0.1	$0.1	100.0%
Interest (Expense)	(0.1)	(1.2)	1.1	-91.7%
Net Interest Income / (Expense)	$0.1	$(1.1)	$1.2	-109.1%
as a percentage of net sales	0.1%	-2.3%		2.4%

Net interest income was $0.1 million in the quarter ended September 30, 2010 compared to interest expenses of $1.1 million in the same period of 2009. The change is primarily the result of the repayment of the retirement of the HY notes (see Consolidated Financial Statements Footnotes 10- Notes Payable).

Tax

	Three Months Ended September 30, 2010 (Unaudited)
(in millions)	PRC	US	Parent Company	Consolidated
Profit (Loss) before income tax	$15.5	$0.6	$(1.1)	$15.0
Income tax expense (credit)	2.2	-	(0.1)	2.1
Profit (loss) after income tax	$13.3	$0.6	$(1.0)	$12.9

Profit before tax for the PRC segment was $15.5 million in the three months ended September 30, 2010 with profits from the US segment before tax of $0.6 million. Loss at the parent company level was $1.1 million. On a consolidated basis, profit before tax was $15.0 million in the three months ended September 30, 2010 and we recognized a net tax expense of $2.1 million. The effective tax rate on a consolidation basis for the quarter was 13.8%.

Net Income

	Three Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Income Before Taxes	$15.0	$10.3	$4.7	45.6%
Provision for Income Taxes	2.1	1.0	1.2	110%
Net Income After Taxes	$12.9	$9.4	$3.5	37.2%
as a percentage of net sales	19.4%	19.6%		-0.2%

Income before tax was $15.0 million in the quarter ended September 30, 2010 compared to $10.3 million in the same period of 2009, representing an increase of $4.7 million, or 45.6%. Net income after taxes increased to $12.9 million in the third quarter of 2010 from $9.4 million in the third quarter of 2009, representing an increase of $3.5 million, or 37.2%. As a percentage of net sales, net income decreased slightly to 19.4% in the third quarter of 2010, compared to 19.6% in the same period of 2009.

Earnings per Share

	Three Months Ended September 30,
	2010	2009
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$12,922,371	$9,351,860
Basic Weighted Average Number of Shares	37,694,626	28,084,416
Net Income per Share – Basic	$0.34	$0.33
Net Income for Diluted Earnings Per Share	$12,922,371	$9,351,860
Diluted Weighted Average Number of Shares	38,077,845	29,206,508
Net Income per Share – Diluted	$0.34	$0.32

Basic and diluted earnings per share (EPS) for the quarter ended September 30, 2010, were $0.34 and $0.34, respectively, compared to $0.33 and $0.32, respectively, for the comparable period in 2009.

Comparison of the Nine Months Ended September 30, 2010 and September 30, 2009:

Net Sales by Segment

The following tables set forth net sales in millions and metric tons (MT) of copper-clad products sold by each of our reporting segments on a combined basis:

	Net Sales
	Nine Months Ended September 30,
	2010		2009
(In millions, except percentage)	Amount (Unaudited)	% of Net Sales	Amount (Unaudited)	% of Net Sales	Dollar Change	% Change
PRC	$154.6	79.2%	$104.7	79.8%	$49.9	47.7%
US	40.5	20.8%	26.5	20.2%	14.0	52.8%
Total net sales	$195.1	100.0%	$131.2	100.0%	$63.9	48.7%

	Nine Months Ended September 30,
	20 10		2009
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
PRC *	21,510	74.6%	22,964	79.6%	-1,454	-6.3%
US	7,324	25.4%	5,868	20.4%	1,456	24.8%
Total sales volume *	28,834	100.0%	28,832	100.0%	2	0.0%

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

Net Sales by Industry

The following table presents the breakdown of combined net sales in millions by industry:

	Net Sales
	Nine Months Ended September 30,
	2010		2009
(In millions, except percentage)	Amount (Unaudited)	% of Net Sales	Amount (Unaudited)	% of Net Sales	Dollar Change	% Change
Telecommunication	$76.7	39.3%	$62.2	47.4%	$14.5	23.3%
Utility	107.4	55.1%	61.3	46.7%	46.1	75.2%
Transportation	2.8	1.4%	1.3	1.0%	1.5	115.4%
Other	8.2	4 . 2%	6.4	4.9%	1. 8	28.1%
Total net sales	$195.1	100.0%	$131.2	100.0%	$63 . 9	48.7%

The following table presents the breakdown of metric tons shipped to customers by industry:

	Net Sales
	Nine Months Ended September 30,
	2010		2009
	Tonnage	% of Net Sales	Tonnage	% of Net Sales	Tonnage Change	% Change
Telecommunication	13,404	46.5%	13,761	47.7%	(357)	-2.6%
Utility*	13,162	45.6%	12,903	44.7%	259	2.0%
Transportation	356	1.2%	192	0.7%	164	85.4%
Other	1,912	6.7%	1,976	6.9%	(64)	-3.2%
Total sales volume *	28,834	100.0%	28,832	100.0%	2	0.0%

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

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
General and Administrative Costs	$10.9	$9.8	$1.1	11.2%
as a percentage of net sales	5.6%	7.4%		-1.8%

General and administrative expenses increased $1.1 million or 11.2% for the nine months ended September 30, 2010 compared to the same period in 2009 primarily resulting from acquisitions completed subsequent to the third quarter of 2009. As a percentage of net sales, general and administrative expenses decreased from 7.4% the nine months ended September 30, 2009 to 5.6% in the same period of 2010, primarily due to higher net sales and partially offset by cost savings initiatives.

Operating Income

The following table sets forth operating income by segment, in millions of dollars:

	Nine Months Ended September 30,
	2010		2009
(in millions, except percentage)	Amount (Unaudited)	% of operating income	Amount (Unaudited)	% of operating income	Dollar Change	% Change
PRC	$43.5	103.3%	$28.2	115.1%	$15.3	54.3%
US	1.8	4.3%	(1.0)	-4.1%	2.8	-280.0%
Corporate	(3.2)	-7. 6%	(2.7)	-11.0%	- 0.5	-18.5%
Total operating income	$42.1	100.0%	$24.5	100.0%	$17.6	71.8%

Operating income in the nine months ended September 30, 2010 increased approximately $17.6 million, or 71.8%, compared to the same period in 2009, which was primarily due to higher gross profit, acquisitions completed subsequent to September 30, 2009, and cost savings initiatives.

The operating income in the PRC segment increased approximately $15.3 million, or 54.3%, in the nine months ended September 30, 2010, when compared to the same period in 2009, primarily due to a higher sales growth and acquisitions completed subsequent to the third quarter of 2009.

The operating income in the US segment increased approximately $2.8 million in the nine months ended September 30, 2010, when compared to the same period in 2009, primarily due to higher gross profit, operational leverage as a result of higher volumes, and benefits from cost savings initiatives.

Other Income (Expense)

Interest Income (Expense)

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Interest Income	$0.6	$0.2	$0.4	200.0%
Interest Expense	(0.7)	(4.2)	3.5	-83.3%
Net Interest Expense	$(0.1)	$(4.0)	$3.9	-97.5%
as a percentage of net sales	0.0%	-3.0%		3.0%

Net interest expense was $0.1 million in the nine months ended September 30, 2010 compared to a net interest expense of $4.0 million in the same period of 2009. The change is primarily the result of the repurchase and retirement of the HY notes in the first quarter of 2010.

Tax

	Nine Months Ended September 30, 2010 (Unaudited)
(in millions)	PRC	US	Parent Company	Consolidated
Profit (loss) before income tax	$40.3	$1.6	$(2.4)	$39.5
Income tax expense (credit)	6.3	-	(1.1)	5.2
Profit after income tax	$34.0	$1.6	$(1.3)	$34.3

Profit before tax for the PRC segment was $40.3 million for the nine months ended September 30, 2010, with profit from the US before tax of $1.6 million. Loss at the Fushi Copperweld parent company level was $2.4 million primarily due to interest expense and loss on extinguishment of HY notes, loss on the unwinding of derivative instruments as well as professional fees and outside service expenses. On a consolidated basis, profit after tax was $39.5 million and we recognized a net tax expense of $5.2 million.

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

Net Income

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2010 (Unaudited)	2009 (Unaudited)	Dollar	%
Income Before Taxes	$39.5	$11.4	$28.1	246.5%
Provision for Income Taxes	5.2	(0.3)	5.5	-1833.3%
Net Income After Taxes	$34.3	$11.7	$22.6	193.2%
as a percentage of net sales	17.6%	8.9%		8.7%

Net income was $34.3 million in the nine months ended September 30, 2010 compared to $11.7 million in the same period in 2009, representing an increase of $22.6 million, or 193.2%. As a percentage of net sales, net income increased from 8.9% in the first nine months of 2009 to 17.6% in the same period of 2010. The increase can be attributed to higher net sales, higher margins, acquisition gains, and fewer expenses tied to changes in derivative liabilities.

Earnings Per Share

	Nine Months Ended September 30,
	2010	2009
	Unaudited	Unaudited
Net Income for Basic Earnings Per Share	$34,312,053	$11,696,662
Basic Weighted Average Number of Shares	36,553,784	27,827,152
Net Income per Share - Basic	$0.94	$0.42
Net Income for Diluted Earnings Per Share	$34,312,053	$11,696,662
Diluted Weighted Average Number of Shares	37,030,499	28,676,832
Net Income per Share - Diluted	$0.93	$0.41

Basic and diluted earnings per share (EPS) for the nine months ended September 30, 2010, were $0. 94 and $0.93, compared to $0.42 and $0.41 for the same period last year.

Selected Balance Sheet Data at September 30, 2010 (unaudited) and the year ended December 31, 2009:

	Selected Balance Sheet Data
	September 30, 2010	December 31, 2009	Change
(in millions, except percentage)	Unaudited		Dollar	%
Cash	$117.9	$60.6	$57.3	94.6%
Accounts Receivable, net	$64.5	$67.3	$(2.8)	-4.2%
PP&E (a)	$124.3	$117.4	$6.9	5.9%
Total Assets	$383.0	$297.3	$85.7	28.8%
Short Term Debt	$-	$14.0	$(14.0)	-100.0%
Long Term Debt	$6.6	$32.7	$(26.1)	-79.8%
Shareholders' Equity	$340.9	$239.5	$101.4	42.3%

For breakdown of plant and equipment, please refer to footnote Note–5 for details.

Our financial condition continues to improve as measured by an increase of 42.3% in shareholders’ equity during the nine months of 2010 compared to December 31, 2009. Cash increased 94.6% during the period primarily due to the net proceeds from our public offering consummated in February 2010, and the strong sales, which were partially offset by repayment of $35.0 million of our HY notes. Accounts receivable decreased 4.2% as a result of collection of long-time outstanding receivables. We entered into a new term-loan facility resulting in a long-term liability of $6.6 million as at September 30, 2010.

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

For the nine months ended September 30, 2010, net cash provided by operating activities was $30.1 million, an increase of $14.5 million compared to the same period in 2009, reflecting a significant improvement in operating cash flow year over year.  The favorable changes is primarily attribute to an increase in net income of $22.6 million and a $4.5 million decrease in accounts receivables, partially offset by a $16.1 million increase in current advance to suppliers.

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

Contractual Obligations

Set out below are our contractual obligations at September 30, 2010:

Contractual obligations	Total	Payment due by less than 1 year	2 – 3 years	4-5 years	More than 5 Y ears
Contingent second installment payment for Jinchuan acquisition *1	$4,955,998	$4,955,998	$-	$-	$-
Long-term debt	6,500,000	650,000	1,300,000	1,300,000	3,250,000
Registered capital of Fushi International (Jiangsu) *2	34,980,000	10,000,000	24,980,000
Capital-lease obligation	167,316	79,084	88,232	-	-
Total	$46,603,314	$15,685,082	$26,368,232	$1,300,000	$3,250,000

* 1           On January 21, 2010, the Company’s PRC subsidiary, Fushi International (Dalian) Bimetallic Cable Co., Ltd. entered into an agreement to purchase 100% of the equity interest of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), a Chinese manufacturer of electric wire and electric cables, from Jinchuan’s shareholders. The total purchase price for the acquisition will be $10.15 million in cash. The purchase price shall be paid in two equal installments of $5,075,000. The initial installment was paid upon the closing of the acquisition, February 5, 2010. If certain net income targets are achieved by Jinchuan for the fiscal year ended 2010, as confirmed by an audit to be performed by the Company’s auditors, the balance of the purchase price shall be paid to the Jinchuan shareholders. If Jinchuan fails to achieve the net income targets for 2010, the balance of the purchase price payable shall be reduced proportionally at the rate of 2.91 times the P/E ratio of the audited net income for 2010. On February 5, 2010, the Company estimated the possibility that Jinchuan would meet the performance target was 100% and the expected payment date was one year after the acquisition done. Thus the fair value of the contingent consideration arrangement was determined at $4,955,998 by using an annual discount rate of 5.3%

* 2           Fushi JiangSu was established on June 18, 2010 with a registered capital of $49,980,000. Fushi JiangSu has received $15,000,000 investment as of September 30, 2010, and is in the process of obtaining capital verification. Of the remaining registered capital, $10,000,000 and $24,980,000 is required to be invested by June 17, 2011 and June 17, 2012, respectively.

Legal Proceedings

During the quarter ended September 30,2010, we were not aware of any material, existing or pending legal proceedings against us, nor are we involved in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our company. Please refer to Part II, Item 1 of the Quarterly Report on Form 10-Q for information on legal proceedings after the end of the quarter.

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

In connection with these restatements, our management has identified certain control deficiencies that represent material weaknesses, based on the criteria described in Internal Control — Integrated Framework issued by the COSO. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weaknesses during our assessment of our internal control over financial reporting as of September 30, 2010:

•	Insufficient competent accounting personnel in applying U.S. GAAP in our financial reporting process

As of September 30, 2010, we do not have sufficient competent accounting personnel to ensure our consolidated financial statements are prepared in accordance with U.S. GAAP in a timely manner. As a result, the change in fair values of cross-currency interest swap derivative was removed from other income or loss and recorded as other comprehensive income or loss in our consolidated financial statements for the nine months ended September 30, 2010.

•	Insufficient competent accounting personnel in determination of the measurement of derivative financial instruments and assets acquired and liabilities assumed in business combinations

As of September 30, 2010, we do not have sufficient competent accounting personnel to determine fair values of derivative financial instruments and assets acquired and liabilities assumed in business combinations, in accordance with the U.S. GAAP. As a result, adjustments to the fair values of assets acquired through business combinations were recorded in our consolidated financial statements for the quarter ended September 30, 2010.

We acquired Jinchuan and Hongtai in February and May 2010, respectively.  Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2010, the internal control over financial reporting of Jinchuan and Hongtai associated with total assets of USD22,257,576 and total revenues of USD22,025,727 included in our consolidated financial statements as of and for the quarter ended September 30, 2010.

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

At the time our Quarterly Report on Form 10-Q for the period ended September 30, 2010 was filed, on November 8, 2010, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. In connection with the filing of this Amendment No. 1, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by that report.  Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, re-assessed the conclusion expressed in such evaluation and the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that re-assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of material weaknesses in our internal control over financial reporting described further below.

b)	Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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