Form 10-K
period 2010-12-31
Fushi Copperweld, Inc.
filed 2011-04-05
CIK 710846

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on March 24, 2011 was approximately $342,268,752.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock on March 24, 2011 was 38,199,637.502.

DOCUMENTS INCORPORATED BY REFERENCE

The documents incorporated by reference into this Form 10-K and Part hereof into which they are incorporated are listed below:

Those portions of the registrant’s proxy statement for the registrant’s 2011 annual stockholders meeting (the “Proxy Statement”) that are specifically identified herein as incorporated by reference into Part III of this Annual Report on Form 10-K.

FUSHI COPPERWELD, INC.
FORM 10-K ANNUAL REPORT
YEAR ENDED DECEMBER 31, 2010

i

PART I

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements made in this Annual Report on Form 10-K and the documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions, as well as future or conditional verbs such as “will,” “should,” “would” and “could,” often identify forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Annual Report generally and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under the section entitled “Risk Factors” set forth herein. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur. You should not place undue reliance on these forward-looking statements.

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

•
recently announced tightened controls on the convertibility of the RMB into foreign currency have made it more difficult to make payments in U.S. Dollars or fund business activities outside of the PRC; and

•	changes in policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “yuan” or “RMB” are to the Chinese yuan (also known as the renminbi). According to the Federal Reserve Bank, http://www.ny.frb.org/, as of December 31, 2010, US $1.00 = 6.5998 yuan (or 1 yuan = US$0.15152). This Annual Report contains translations of Renminbi amounts into U.S. dollars at specific rates solely for the convenience of the reader. The conversion of Renminbi into U.S. dollars in this Annual Report is based on the noon buying rate in The City of New York for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at a rate of RMB 6.5998 to US$1.00, the noon buying rate in effect as of December 31, 2010. We make no representation that any Renminbi or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or Renminbi, as the case may be, at any particular rate, the rate stated above, or at all. The PRC government imposes control over its foreign currency reserves in part through direct regulation of the conversion of Renminbi into foreign currency and through restrictions on foreign trade.

Except as otherwise indicated or as the context otherwise requires, “Fushi,” “the Company,” “we,” “our” and “us” refer to Fushi Copperweld, Inc. (formerly Fushi International, Inc.), a Nevada corporation and its subsidiaries, (i) Fushi Holdings, Inc. (formerly Diversified Product Inspections, Inc.) (“Fushi Holdings”), (ii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iii) Dalian Fushi Bimetallic Manufacturing, Co., Ltd. (“Dalian Fushi”), (iv) Copperweld Bimetallics, LLC (“Copperweld”), (v) Copperweld Bimetallics UK, LLC (“Copperweld UK”), (vi) Dalian Jinchuan Power Cable Co. (“Jinchuan”), (vii) Shanghai Hongtai Industrial Co., Ltd (“Hongtai”), and (viii) Fushi International (JiangSu)) Bimetallic Cable Co., Ltd (“Fushi International (JiangSu)”).In this Annual Report, all references to the “PRC” refer to the People’s Republic of China. In accordance with industry practice, “MT” refers to a metric ton, a unit of weight equivalent to 1,000 kilograms. “Copperweld” is a registered trademark that we own and “Fushi” is an additional trademark we use in our business.

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

We sell bimetallic wire products to a diverse base of customers worldwide that operate primarily in the telecommunications, electrical utility, and transportation industries. Our products are sold to 590 customers in 34 countries and are marketed under the established “Copperweld®”, “FushiTM”, “4-ThoughtTM” and “HideTM” brand names. We believe our customers view the Copperweld® brand as the premium choice for bimetallic products offered internationally. Our products become components in a wide variety of end-use products and are sold directly to cable manufacturers, or through either distributors or sales agents to cable manufacturers. The PRC represented the largest market for our products, accounting for approximately 79% of our revenues for the year ended December 31, 2010, with North America, Europe and the rest of world representing 15%, 3%, and 3% of our revenues in this period, respectively. We continue our efforts to diversify our business, further reducing customer concentration over the past twelve months.

We operate five manufacturing facilities, of which two are located in Dalian, Liaoning, in the PRC, one in Yixing, Jiangsu, in the PRC, one in Fayetteville, Tennessee, in the U.S., and one in Telford, England, in the U.K. As of December 31, 2010, in aggregate, we had approximately 52,400 MT of annualized CCA capacity and 24,500 MT of annualized CCS capacity globally. In 2010, we successfully added 8,200 MT of CCS capacity and ancillary CCS processing capabilities to our Dalian facility. Furthermore, in 2010 we acquired Dalian Jinchuan Power Cable Co. (“Jinchuan”), a manufacturer of low and medium voltage power cable in Northeastern China, and Shanghai Hongtai Industrial Co., Ltd (“Hongtai”), a bimetallic manufacturer of CCA and copper-clad aluminum magnesium (“CCAM”) in Southeast PRC. These capacity and acquisitions have allowed us to geographically optimize our capabilities, share technology and manufacturing best practices among our facilities, expand our product base to include higher value-added and higher margin products, and improve profitability and delivery by eliminating third party processors.

Our History

We were incorporated as a Nevada company on October 6, 1982 under the name M, Inc. We changed our corporate name to Parallel Technologies, Inc. in June 1991. We were formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately-owned entity seeking to become a publicly-owned entity. In a series of restructuring transactions which began in 2005 and were completed in 2006 (the “Restructuring”), we acquired Fushi Holdings, Inc., incorporated in the state of Delaware, which is a holding company for Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.), (“Fushi International (Dalian)”), organized under the laws of the PRC As part of the restructuring transactions, we acquired Dalian Fushi Bimetallic Manufacturing Co., Ltd (“Dalian Fushi”), which is a limited liability company organized under the laws of the PRC, and engaged in the manufacture and sale of bimetallic wire products. Following the restructuring, Dalian Fushi became a non-operating entity and held the title of land use rights and an office building on our behalf.

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

Our Corporate Structure

The following diagram shows the structure of our company from an operating perspective. The top management functions reside at the Fushi Copperweld level with executive management, operations management, research and development management, business development management, sales management and financial management functioning at this level.  Business managers at our subsidiaries report directly to the parent company and remain focused on operational excellence and customer service.

Our Business Operations

Although we are engaged in one line of business, as a result of the different markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, starting with the second fiscal quarter of 2009, we began to manage our worldwide operations based on two geographic segments: 1) “PRC” which consists of our facilities located in the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, (USA), and Telford, England, (UK) facilities. We have combined our US and U. operations as one segment since the UK is a subsidiary of the US operating company and its results are consolidated into US operating company for our chief operating decision maker to review. Furthermore, the nature of our products, services and production processes at our US and UK facilities, along with the customer base, methods to distribute products and services are nearly identical.

PRC

Operating entities within our PRC segment include Fushi International (Dalian), Jinchuan and Fushi International (Jiangsu). We believe Fushi International (Dalian) is one of the largest and leading providers of bimetallic wire in the PRC. Through Fushi International (Dalian), we develop, design, manufacture, market and distribute copper-clad bimetallic engineered conductor products, principally CCS and CCA. As of December 31, 2010, we have approximately 40,000 MT of annualized CCA capacity and 8,200 MT of annualized CCS capacity at our Dalian facility, which primarily serves the Asia-Pacific region. In 2010, we expanded our product offerings and production capabilities at this facility by transferring proprietary CCS machinery from Copperweld in the US to our Dalian facility so that we could expand the end-markets and customer bases we serve in the Asia-Pacific region. We believe our operation is the first facility in the Asia-Pacific region to have large-scale CCS production capabilities. Furthermore, through the acquisition of Jinchuan, we now have the ability to supply low and medium voltage power cable products.

In 2010, we further expanded our presence into the Southeast region of the PRC through the establishment of Fushi International (Jiangsu) located in Yixing, Jiangsu.  We believe Yixing’s location, in the heart of the Yangtze River Triangle, will allow us to leverage the center’s extensive transportation network to service customers in Southern regions of the PRC and Southeast Asia more quickly and cost effectively.   We are currently in the process of setting up downstream processing equipment in Yixing acquired in the acquisition of Hongtai, where our initial intention was to receive clad materials from our Dalian facility, draw and finish the product, and distribute it to customers within the region.  We intend to establish a permanent facility in Yixing following further extensive evaluation of the regional market dynamics within the PRC and Southeast Asia.

US

Operating entities within our US segment include Copperweld and Copperweld UK. We believe Copperweld is one of the largest and leading providers of bimetallic wire in the North American, European, Middle Eastern and North African markets. Copperweld operates two production facilities in Fayetteville, Tennessee, in the U.S., and in Telford, England, in the U.K. Through these facilities, we develop, design, manufacture, market and distribute copper-clad bimetallic engineered conductor products, principally CCA and CCS conductors. As of December 31, 2010, we have approximately 12,200 MT of annualized CCA capacity and approximately 16,300 MT of annualized CCS capacity at Copperweld’s U.S. facility. Our U.K. facility provides processing, sales and service to our European, Middle Eastern, and North African customers, and our capabilities at this facility consist primarily of ancillary processing for products shipped from our U.S. facility. Through Copperweld, we have a well-established global sales distribution network and access to proprietary manufacturing technologies through technology developed in-house, as well as a license agreement with Nexans Deutschland Industries GmbH & Co. KG relating to certain of its patents and technology.

Financial Information about Geographic Areas

The below table provides a breakdown of our sales from external customers in different countries for the years ended December 31, 2010, 2009 and 2008.

	Years ended December 31
(in millions)	2010	2009	2008
Total sales:
PRC	$210.3	$145.8	$156.3
US	40.1	28.5	45.8
Other countries	14.6	8.6	19.3
Total sales:	$265.0	$182.9	$221.4

The below table provides a breakdown of our long-lived assets by segment as of December 31, 2010, 2009 and 2008.

	As of December 31
(in millions)	2010	2009	2008
Total long-lived assets:
PRC	$138.9	$118.3	$119.7
US	10.7	29.4	29.9
Total long-lived assets:	$149.6	$147.7	$149.6

Our Products

We design, manufacture, market and distribute bimetallic conductors (two-metal conductors), primarily CCA and CCS. CCA and CCS are composed of either aluminum or steel cores, surrounded by an outer layer, also referred to as a sheath or clad, of pure copper, resulting in an engineered composite bimetallic conductor. The copper sheath, through our processing methods, is metallurgically “bonded” to the core metal. The amount of copper-metal used in cladding the core- metal varies widely, and is based on customers’ needs. However, bimetallic conductors, compared to solid copper conductors, can reduce the amount of copper used by as much as 90% by volume, or 73% by weight which is a considerable cost savings for our wire and cable manufacturer customers and end-users of their products.

In addition, for many applications, bimetallic conductors offer significant advantages over copper wire. Our engineered bimetallic conductor products can offer end-users greater performance than solid copper conductors. Manufacturers in the wire and cable industry have increasingly pursued and considered alternative technologies such as bimetallics due to performance and economic considerations. Relative to traditional copper conductors, bimetallic conductors offer greater value to a variety of customers. Because of the benefits of bimetallic conductors, we believe there are substantial opportunities to capture increased market share in applications that have historically been dominated by solid copper wire.

We believe our engineered bimetallic conductor products offer end-users greater value-performance than “solid” copper conductors. Our bimetallic conductors combine the efficiency of copper with the lightweight qualities of aluminum (CCA), or with the ruggedness and strength of steel (CCS). Bimetallic conductors offer favorable cost characteristics, weight savings (CCA), increased flexibility and end-product ease-of-handling (CCA), increased tensile strength (CCS), improved corrosion characteristics and decreased theft risk. Conductivity can be customized to fit many applications by changing the percentage of copper or diameter of the wire. Ultimately, the physical and electrical attributes of our bimetallic products provide our customers with cost savings beyond their intrinsic pricing advantages.

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

The addition of Jinchuan has allowed us to strategically diversify our product offerings and customer base within the electrical utility industry.  Our new production capabilities acquired from Jinchuan allow us to produce low and medium voltage power cables.  Although these capabilities allow us to produce finished power cables utilizing various center conductors, including aluminum and copper, we intend to remain focused on developing low and medium voltage power cables that utilize copper-clad center conductors.  We believe the power cable segment of the electrical utility industry offers significant conversion growth opportunities for our copper-clad products, and we intend to invest further resources into these product offerings.

The Bimetallic Industry

The bimetallic conductor industry is a subset of the broader wire and cable industry, which consumed approximatelly 14,585,000 MT of center conductor in wire and cable products in 2010, according to estimates by CRU International Limited, a leading publisher of industry market research. Bimetallic conductors are generally used as substitutes for solid copper conductors. The wire and cable market broadly consists of two large categories: electrical, involving products that are used for electrical current carrying capabilities, and telecommunications, involving products that are used for signal carrying communications purposes. The global bimetallic wire industry is fast-growing and increasingly competitive. This is especially true in the PRC where there is considerable fragmentation of manufacturers.

The telecommunications market accounted for 34.1% of our revenues for the year ended December 31, 2010. CCA and CCS are industry-standard center-conductor material in coaxial and CATV cable applications due to the signal carrying capabilities of copper on the surface of the center-conductor, the light weight and flexibility of aluminum, the increased tensile strength of steel and the cost savings compared to solid copper wire. A key driver of investment into the telecommunication infrastructure is growth in broadband and mobile subscribers. We believe there is significant demand in developing markets throughout Asia, South America, and the Middle East, where broadband and mobile penetration rates are considerably lower than developed countries. Furthermore, according to the 12th Five-year Program Outline by the Optical and Electrical Cable Association of China, approximately 8,000,000 kilometers of CATV drop cable was manufactured in the PRC in 2009.  This amount of CATV cable represents the equivalent of approximately 50,000 MT of CCS center conductor, and to-date has been primarily supplied by local Copper-plated Steel (CPS) manufacturers.  We believe CPS to be an inferior product compared to CCS, and the absence of local, affordably priced CCS manufacturers in the PRC results in CATV manufacturers choosing CPS in their production process.  As we introduce CCS production, we expect those market dynamics to shift to be more in-line with those of developed markets, where CCS is the preferred center conductor of choice for CATV drop cable.

The utility market accounted for approximately 62.3% of our revenues for the year ended December 31, 2010. Bimetallic wire is widely used in grounding applications within U.S. power systems (CCS), low and medium voltage power cables (CCA & CCS), magnet wire (CCA) electrified railroad catenary cables (CCS) and tracer wire (CCS laid to help detect plastic piping or fiber optic cable). We believe the introduction by us of the first large-scale CCS production capability in the PRC will allow us to be the innovator in developing the PRC and Asian utility markets for CCS related products. We also believe that the electrical utility market for bimetallics throughout the world is greatly underdeveloped and could serve as an area of significant growth for all our facilities worldwide.

The transportation end-market accounted for approximately 1.7% of our revenues for the year ended December 31, 2010. Our CCS and CCA wires are used within catenary cable for electrified rail applications as well as in original equipment and aftermarket applications automobiles, trucks, motorcycles, commercial off road equipment and trailers.  We continue to believe there are significant growth opportunities for our products in transportation applications due to the compelling technical benefits they can provide relative weight saving and strength relative to solid copper wire, specifically weight savings and increased strength.

In addition to the above, we believe the growth opportunities presented in our end-markets is not limited to specific, high-growth regions throughout the world. The wire and cable industry is global in scope, and the needs of wire and cable manufacturers and end-users of their finished products do not vary significantly region-to-region or market-to-market.  Thus, we believe successes and customer conversions to bimetallics from solid copper in one market can be repeated in other markets.

Research and Development

We are dedicated to continuously improving our current products and to developing new products that will improve the performance and capabilities of bimetallic materials and allow us to enter new markets. Fushi International (Dalian) is recognized by the Dalian Municipal Government as a “new and high-technology” enterprise and sometimes receives governmental funding and subsidies for our operations and research and development activities. We have maintained relationship with the University of Alabama and the Shanghai Electric Cable Research Institute to advance the development of new products and production methods. Furthermore, we continue to work closely with both independent and national standards, product safety, and certifications organizations around the world to qualify our products.

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

Raw Materials and Suppliers

Our principal raw materials consist of aluminum and steel rods and copper strips, which collectively accounted for approximately 87.2% of our costs of sales for the year ended December 31, 2010. Changes in the price of copper, which has an established history of volatility, directly affect the prices of our products and may influence the demand for our products. The daily selling price of copper on the COMEX averaged $3.43 per pound in 2010, an increase of 46.0% from the average of $2.35 per pound in 2009. Copper, steel and aluminum are available in the market and we have not experienced shortages despite the current economic climate. We are constantly reviewing sources for raw materials to prevent shortages as we expand our business. During 2010, copper, aluminum and steel represented 62.8%, 32.1% and 3.1% of our raw material purchases, respectively.

We purchase most of our raw materials at prevailing market prices. Our raw material price risk is mitigated because we generally pass changes in raw material costs to our customers.

We typically maintain multiple suppliers for each type of raw material that we use and monitor the availability of additional suppliers so that we have access to sufficient raw material sources necessary to meet customer demand. Notwithstanding our supply availability practices, we do not have a guarantee that raw material availability will meet our demands. To the extent that our suppliers are not able to provide raw materials in sufficient quantity and quality on a timely and cost-efficient basis, our results of operations could be adversely impacted until we find other qualified suppliers. See "Risk Factors - Risks Related to Our Business- We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance."

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

Payment terms vary with each supplier. Some suppliers require payment prior to shipment; others offer varying terms from 3 to 30 days following shipment. Demand for raw material in the PRC sometimes requires that we make advances for our raw materials to guarantee future supply. Price is often affected by our payment terms; therefore, we typically agree to shorter terms in exchange for reduced pricing for our raw materials.

Customers

Our products' target markets are manufacturers of finished wire, cable products and installers of equipment and systems which require materials with energy or signal transmission carry capabilities. We also utilize distributors for targeted markets and products. In most cases, our customers incorporate our products into end-products that they subsequently supply to their customers. The products we manufacture are used by these end-product makers as standard components, materials or parts that are built to their specifications. Therefore, our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used.

We do not have long-term purchase commitments from our customers.  Sometimes we enter into nonbinding sales framework contracts with our customers with a term ranging from 15 days to two years.  Certain major terms, such as price and quantities of products, will be determined in each purchase order.

We have a large customer base, with approximately 590 customers in 34 countries around the world. The geographic dispersion and large number of customers provide a diverse base of revenue sources that we believe provide additional insulation to slowing economic conditions in selected regions. As a result of our large and diverse customer base our largest customers account for an increasingly smaller, but healthy, percentage of total revenues compared to prior years. Our top five customers represented 14.1%, 15.2%, and 18.2% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively. Furthermore, we anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business.

Business Development, Marketing, Sales and Distribution

Our business development, marketing and sales departments function under a global umbrella. We market and sell our products through our direct business development and sales force. In some countries we use sales agents or distributors to provide assistance with or lead our sales and distribution in selected countries.

Since the acquisition of Copperweld, we have integrated our sales and marketing functions on a global basis. Our extensive sales and service network covers over 40 countries.  We offer tier pricing to encourage larger-volume orders and long-term relationships with our customers. As a result of increasing demand for our products and as new marketing opportunities develop, we expect to increase our sales force by adding additional qualified personnel and agents. To support our sales and marking activities, and to develop and execute strategies to enter into new product applications and geographic regions, we have formed a new business development department. We expanded our footprint throughout the globe through the addition of agents in Europe, the Middle East, South-east Asia and South America. Our business development, marketing and sales staff work closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products. Throughout 2010 and continuing into 2011, we provided professional training to our business development, marketing and sales staff.

In the first quarter of 2010, we hired a global marketing manager to direct our marketing and branding activities within all markets we serve.   As an important component of our marketing activities, we attend industry-specific conferences and exhibitions to promote our products and brand name. For example, we attended “WIRE Dusseldorf”, the world’s largest international wire and cable trade fair.  We also advertised in industry journals and magazines and marketed our products on the Internet.

Product Delivery and Risk of Loss

We usually deliver our products to our customers' place of business or named destination, while in some cases customers make their own delivery arrangements. Our Shipping Departments arrange for all deliveries regardless of the delivery method. In Dalian we have our own heavy trucks and contracted drivers that allow us to ship our products and also utilize common carriers. In Fayetteville and Telford, we use common carriers.  International shipments are arranged through several ocean freight forwarding companies.

We include shipping expenses in the selling price of our products or as separately stated charges. In either instance, delivery costs are ultimately borne by our customers. In addition, some orders require us to purchase freight insurance on behalf of a customer in which case the cost of such freight insurance is included in the selling price of the products.

Insurance

Product Liability Insurance

We currently do not carry product liability or other similar insurance to cover products made and shipped. Historically, the Company has experienced no product liability lawsuits and we have never experienced significant failures of our products, we cannot give any assurance that we will not have exposure for liability in the event of the failure of any of our products in the future. See “Risk Factors – Risks Related to our Business – We do not presently maintain product liability insurance in the PRC, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.”

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

Seasonality

We typically experience certain quarterly fluctuations in revenues due to changing and expanding customer demands from different markets. Sales volumes out of our US and UK facilities, which principally serves the North American and European markets, are generally lower in our fourth and first quarters, due primarily to cold weather related reduction in demand for construction related products and shutdown of our facility during the year-end holidays. Additionally, our PRC facilities historically experience a slowdown in demand during our first quarter due to the Chinese New Year holiday. We expect these variations to continue in the future and thus, we believe it is more meaningful to focus on annual rather than interim results.

Competition

Competition in the bimetallic industry, particularly in the PRC, can be characterized by rapid growth and a fragmentation of manufacturers, primarily due to the accelerated replacement of copper by bimetallic products applications.  The most significant factors that affect our competitive position are:

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

Our Growth Strategies

Our goal is to strengthen our position as the global leader in the bimetallic conductors industry through the following strategies:

Capitalize on Industry Leadership and Low Cost Position to Continue Capturing Market Share. We believe we have been and will continue to be able to benefit from our industry leadership as well as our low cost position as we continue to grow the business. Our diverse global manufacturing capabilities allow us to provide a uniquely comprehensive suite of offerings to customers throughout Asia, the Americas and Europe. We believe our customers view the Copperweld brand as a premium choice for bimetallic products offered internationally, and that we will be able to capitalize on this as we continue developing new markets and applications for our products. We believe our low cost position in comparison to other manufacturers of bimetallic wire and solid copper wire provides us with a competitive advantage in product pricing, allowing us to maintain strong margins while continuing to capture market share in our existing markets as well as to successfully enter new markets.

Accelerate New Product and End Market Development.  We are dedicated to continuously improving our current products and developing new products that will improve the performance and capabilities of bimetallic materials and allow us to enter new markets.  Our global Business Development team is focused on identifying opportunities in new markets and applications for our products throughout the world, and driving product development that is focused on satisfying the needs of our customers and markets served.

We are recognized by the Dalian Municipal Government as a “new and high-technology” enterprise and receive governmental funding and subsidies for our operations and research and development activities. We have maintained relationship the University of Alabama and the Shanghai Electric Cable Research Institute to advance the development of new products and production methods. We expect new bimetallic products to evolve as substitutes for, improvements on, or lower-cost alternatives to solid copper wire in new end-markets and applications. We are currently working with several customers that supply original equipment manufacturers in various industries, such as electrified railway equipment, to gain product approval. We continue to focus on expanding within and into new, higher-margin products, applications and markets through ongoing research and development activity.

Focus on Margin Enhancement.  We believe that there are significant opportunities to increase profitability within our U.S. operating segment by sharing best practices with our PRC facility. Additional processing equipment was brought online at our U.S. facility to bring more value-added downstream operations in-house, enabling us to sell directly to end-users rather than through third party processors. We expect that these higher value-added products, along with ongoing cost reduction initiatives and greater production rates, will generate improved margins in our U.S. operations.

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

Intellectual Property

Our principal intellectual property rights consist of patents, patent application and the trademarks "FushiTM", which we use in our business, and “Copperweld®”, which is a registered trademark that we use. Additionally we have the rights to superior CCA cladding processes that expire in 2026 through our agreement with now Nexans Deutschland Industries GmbH & Co. KG (“Nexans”). We continue to improve the products for which we hold the rights and through our research department, we anticipate continuing our development of proprietary intellectual properties. We employ the services of a law firm to maintain our trademark registrations throughout the world and to identify any potential infringements on our trademarks or our patents.

Domain Names We own and operate websites, under the internet domain names www.fushiinternational.com, www.fushiinternational.cn, www.copperweld.com, www.copperweldbimetallic.com, and www.fushicopperweld.com. We pay an annual fee to maintain our registrations and for a service that identifies any potential infringement on our domain names. The information contained on our website does not form part of this report.

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

Backlog of Orders

Our business is characterized generally by short-term order and shipment schedules. Accordingly, we do not consider backlog at any given date to be indicative of future sales. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. At March 16, 2011, our backlog of orders believed to be firm was $9.0 million compared with $6.9 million at March 12, 2010.

Environmental Compliance

We are subject to environmental regulations that are generally applicable to manufacturing companies in the PRC, UK and in the US and we are subject to periodic inspection by environment regulators and must follow specific procedures in some of our processes. We do not have a record of violating environmental regulations or approved practices in the PRC, UK or in the US.

Employees

As of December 31, 2010, we had approximately 649 employees worldwide. A majority of our employees are located outside of the U.S. in the PRC and the UK. Of our employees, approximately 54.5% work in manufacturing. The remainder of employees includes engineers, sales and administrative personnel.

As a matter of Company policy, we seek to maintain good relations with our employees at all locations. We believe our relationship with our employees is good. Our current PRC and US based employees are non-unionized, nor are employed through any collective bargaining agreements.

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

Executive Officers of the Registrant

The following are our Executive Officers as of March 16, 2011.

Directors and Executive Officers	Position/Title	Age
Li Fu	Chairman of Board and Co-CEO	45
Joseph J. Longever	Co-CEO, Director	58
Wenbing Christopher Wang	President, Director	39
Craig H. Studwell	Chief Financial Officer	62

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

Mr. Joseph J. Longever was appointed our Co-Chief Executive Officer on November 23, 2009. He served as Chief Commercial Officer of Fushi Copperweld from July 2009 to November 2009. Prior to Fushi Copperweld, Mr. Longever ran an independent consulting service, which he founded in 2007. From 1999 to 2007 he held various Senior Management, Sales, Marketing and operations within Copperweld, including Vice President and Chief Operations Officer.  He has also served as Executive Vice President and General Manager at Crest Manufacturing Company; and held sales roles at Texas Instruments.

Mr. Wenbing Christopher Wang has served as our President since January 21, 2008. He also served as our Chief Financial Officer from December 2005 to August 2009 and as our interim Chief Financial Officer from February 2010 to October 2010. Prior to Fushi, Mr. Wang worked for Redwood Capital, China Century Investment Corporation, Credit Suisse First Boston and VCChina in various capacities. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester.

Mr. Craig H. Studwell has served as our Executive Vice President and Chief Financial officer since October 18, 2010.  Mr. Studwell brings over 35 years of experience in banking and corporate finance in the United States, Asia, and Europe.   He previously served as Senior Vice President and Chief Financial Officer of Paramount Petroleum Company, an independent refiner and marketer of asphalt, gasoline, diesel, military fuels and petroleum feed stocks, where he oversaw Corporate Accounting, Treasury, and Corporate Finance.  Prior to that, he served as Senior Vice President, Finance and Planning for Pacific Millennium Corporation, a multinational corporation engaged in pulp and paper distribution, paper manufacturing, and investments where he worked extensively in China, Hong Kong, and Asia, overseeing the firm’s Treasury, Corporate Finance and Accounting activities.  Prior to that, Mr. Studwell held senior level management positions with commercial banking institutions in Los Angeles, New York, and Milan.  Mr. Studwell holds a Bachelor of Science Degree in Finance from New York University.

ITEM 1A	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

In the recent few years, the capital and credit markets had experienced extreme volatility and disruption, which had resulted in, extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments, declining valuations of others, severely restricted credit and declines in real estate values. Governments have taken unprecedented actions intended to address extreme market conditions. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired in the future. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Demand for our products is vulnerable to economic downturns.  The worsening of economic condition could result in a decrease in or cancellation of orders for our products. We are unable to predict  global adverse economic conditions and the effect such events might have on our business. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.  Further, any decreased collectability of accounts receivable or early termination of sales contracts due to the current deterioration in economic conditions could negatively impact our results of operations.

Quarterly operating results may fluctuate due to factors beyond our control, including customer demand and raw materials pricing.

Our quarterly results of operations may fluctuate as a result of a number of factors, including fluctuation in the demand for our products and changes in the price of copper, which directly affects the prices of our products and may influence demand. Quarter-to-quarter comparisons of results of operations have been and will be impacted by the volume of such orders and shipments. In addition, our operating results each quarter could be adversely affected by the following factors, among others, such as variations in the mix of product sales, price changes in response to competitive factors, increases in raw material costs and other significant costs, increases in utility costs (particularly electricity), and interruptions in plant operations. Some uses of our products are subject to seasonality factors which can affect our quarter to quarter results as well.

Fluctuating copper prices impact our business and operating results.

The copper industry is highly volatile and cyclical in nature. Copper prices, have varied significantly and may continue to vary significantly in the future.  This affects our business both positively and negatively.  Since our products are a substitute for pure copper wire, higher copper prices increase demand for our products, while lower copper prices can decrease demand. Numerous factors influence copper price. These factors include general economic conditions, industry capacity utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. We mitigate the impact of changing raw material prices by attempting to pass changes in prices to our customers by adjusting prices at least monthly to reflect changes in raw material prices, as is customary in the industry. We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

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

If our business and markets continue to grow and develop as we expect, it will be necessary for us to manage expansion in an orderly fashion. We may face challenges in managing expanding product offerings and in integrating acquired businesses with our own, which may increase demands on our existing management and facilities. Failure to manage this growth and expansion could interrupt or adversely affect our operations, cause production backlogs, longer product development time frames and administrative inefficiencies.

A significant portion of our sales are derived from a limited number of customers, and results from operations could be adversely affected and stockholder value harmed if we lose these customers.

Our revenue is dependent, in large part, on significant orders from a limited number of customers. Our top five customers represented 14.1%, 15.2% and 18.2% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. We believe that revenue derived from current and future large customers will continue to decline as we increase our efforts to diversify our business and reduce customer concentration, but will continue to represent a significant portion of our total revenues. Our inability to continue to secure and maintain a sufficient number of large customers could have a material adverse effect on our business, operating results and financial condition. Moreover, our future success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and general economic conditions.

Shortages or disruptions in the availability of raw materials could have a material adverse effect on our business.

Aluminum and steel rods and copper strips, our principal raw materials, collectively accounted for approximately 87.2% of our costs of sales for the year ended December 31, 2010. We expect that raw materials will continue to account for a significant portion of our cost of sales in the future. The prices of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages in the supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse affect on our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use. Purchases from our five largest suppliers of metal raw materials represented approximately 58.1%, 60.5% and 65.0% of our total raw material purchases for the years ended December 31, 2010, 2009 and 2008, respectively. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with most of our suppliers and we may have limited options in the short-term for alternative supply if these suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of raw materials. Moreover, identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

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

From time to time, we rely on short-term borrowings to fund our financing needs. If we fail to achieve timely rollover, extension or refinancing of our short-term debt, we may be unable to meet our obligations in connection with debt service, accounts payable and/or other liabilities when they become due and payable. In China, short-term bank loans generally mature in one year or less and contain no specific renewal terms.  However, it is customary practice for banks and borrowers to negotiate roll-overs or renewals of short-term borrowings on an on-going basis shortly before they mature.  Although we have renewed our short-term borrowings in the past, we cannot assure you that we will be able to renew these loans in the future as they mature. If we are unable to obtain renewals of these loans or sufficient alternative funding on reasonable terms from banks or other parties, we will have to repay these borrowings with the cash on our balance sheet or cash generated by our future operations, if any.  We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.  In addition, we may be exposed to changes in interest rates. If interest rates increase substantially, our results of operations could be adversely affected.

Substantial defaults by our customers on accounts receivable could have a material adverse affect on our liquidity and results of operations.

A substantial portion of our working capital needs consists of accounts receivable from customers. If customers responsible for a significant amount of accounts receivable were to become insolvent or otherwise unable to pay for our products, or unable to make payments in a timely manner, our liquidity and results of operations could be materially adversely affected. An economic or industry downturn could materially adversely affect the servicing of these accounts receivable, which could result in longer payment cycles, increased collections costs and defaults in excess of management’s expectations.  A significant deterioration in our ability to collect on accounts receivable could affect our cash flow and working capital position and could also impact the cost or availability of financing available to us.

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

During 2010, we have increased our annual manufacturing capacity and transferred proprietary CCS machinery from our US facility to the PRC, to meet an expected increase in demand for our products in the Asia Pacific region. Our decision to increase our manufacturing capacity was based primarily on our projected increases in our sales volume and growth in the size of the bimetallic market in China. If actual customer orders are less than our projected market demand, we may suffer overcapacity problems and may have to leave capacity idle, which can reduce our overall profitability and hurt our financial condition and results of operations.

We may encounter problems associated with our global operations.

A significant portion of our operations consists of manufacturing and sales activities outside of the US, primarily in the PRC. Our ability to sell our products and conduct our operations globally is subject to a number of risks. Local economic and political conditions in each country, as well as labor conditions in the PRC and the UK where we have facilities, could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business. Additionally, we face the following risks:

-	International business conditions including the relationships between the U.S., the PRC and other governments;
-
Unexpected changes in laws, regulations, trade, monetary or fiscal policy, including interest rates, foreign currency exchange rates and changes in the rate of inflation in the U.S., the PRC or other foreign countries;

-	Tariffs, quotas and other import or export restrictions and other trade barriers;
-	Difficulties in staffing and management;
-	Language and cultural barriers; and
-	Potentially adverse tax consequences.
.
Copperweld’s ability to sustain profitability is uncertain.

Prior to acquiring Copperweld, it incurred losses for the entire time it operated as a stand-alone business. Copperweld’s ability to generate sufficient revenues and make profits is dependent in large part on its ability to move more value-added production in house, control manufacturing related costs, manage its growth related expenses, make additional capital expenditures, expand its customer base, increase sales of its current products to existing customers, enter into additional supply arrangements and manage its working capital and other financial resources. Although we have implemented cost reduction initiatives at Copperweld and witnessed a 23.6% increase in sales volume in 2010 compared to 2009, which resulted in $2.0 million of income from operations and $1.7 million of net income in 2010, we cannot provide any assurance that improved profitability can continue and be sustained at Copperweld in the amounts or during the periods expected.

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

If we complete an investment or acquisition, we may not immediately realize the anticipated benefits from the transaction, if at all. Integrating an acquired business is distracting and time consuming, as well as a potentially expensive process. The successful integration of any acquired businesses requires us to:
-	integrate and retain key management, sales, research and development, production and other personnel;
-	incorporate the acquired products or capabilities into our offerings from an engineering, business development, sales and marketing perspective;
-	coordinate research and development efforts;
-	integrate and support pre-existing supplier, distribution and customer relationships; and
-	consolidate duplicate facilities and functions and combine back office accounting, order processing and support functions

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

Protection of our proprietary processes, methods and other technology is important to our business. We generally rely on a combination of the patent, trade secret, trademark and copyright laws of the PRC, the U.S. and certain other countries in which our products are produced or sold, as well as licenses and nondisclosure and confidentiality agreements, to protect our intellectual property rights. The patent, trademark, copyright and trade secret laws of some countries, though, including the PRC, may not protect our intellectual property rights to the same extent as the laws of the U.S.

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

We rely on an exclusive third-party license agreement for patents and technology related to certain of our products, and the termination or material impairment of our rights under that agreement could impede or prevent us from being able to produce or commercialize our products, significantly impacting our competitive position, sales, revenue and growth strategy.

A portion of our business is dependent on a worldwide exclusive license of certain patents and technology related to the production of bimetallic rods and wire from kabelmetal electro GmbH (now Nexans Deutschland Industries GmbH & Co. KG) (“Nexans”). This license imposes certain obligations upon us, including an obligation to make royalty payments to Nexans on certain sales of licensed products. If we fail to fulfill one or more of our obligations under this agreement, and do not adequately cure the breach in a timely manner, or we and Nexans otherwise become involved in a dispute, the breach or dispute could result in the termination of, or could otherwise have a material adverse impact on, our rights under the Nexans license agreement. While we would expect to exercise all rights and remedies available to us, including seeking to timely cure any breach, resolve any dispute, and otherwise seek to preserve our rights under the Nexans patents and technology, we may not be able to do so in a timely manner, at an acceptable cost or at all. If our rights under the Nexans license agreement are terminated or materially impaired, we may not be able to develop similar alternative technology or to negotiate a new license agreement for similar technology with another licensor on reasonable terms or at all. Upon the expiration of any of the Nexans patents exclusively licensed to us, we will be unable to prevent our competitors from using or introducing products using the formerly-patented technology. As a result, we may be faced with increased competition. If we fail to develop and successfully launch new products or more advanced replacement products prior to the expiration of the Nexans patents exclusively licensed to us, our results of operations may be adversely affected. In such event, the quality of our products may suffer, our competitive advantage in the market may be significantly diminished, our revenue may significantly decrease and we may not be able to develop or maintain our customer and strategic relationships.

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

We currently do not carry any product liability or other similar insurance in the PRC. We cannot assure you that we would not face liability in the event of the failure of any of our products. This is particularly true given our plan to significantly expand our sales into international markets, like the U.S., where product liability claims are more prevalent. We carry product liability insurance for our Fayetteville operations but we have no assurance that the coverage would be sufficient in the event of a claim.

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

We do not maintain a reserve for warranty or defective products claims. Our costs could substantially increase if we experience a significant number of warranty claims.

Our product warranties against technical defects of our copper-clad products wires vary, depending on our sales orders with customers. The warranties require us to replace defective components and pay for the losses customers incur from defective products or a certain percentage of the selling price as liquidated damages for our failure to meet the specified product specifications and packaging requirements in the sales orders. We have not established any reserves for potential warranty claims since historically we have experienced few warranty claims for our products so that the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it would have a material adverse effect on our financial condition and results of operations.

We could suffer significant business interruptions.

Our operations and those of our suppliers may be vulnerable to interruption by natural disasters such as the earthquake experienced in Sichuan province of The PRC in May 2008, or other disasters such as fires, explosions, acts of terrorism or war, or government imposed restriction or reduction on industrial manufacturing activities such as the one during the Olympics from August to September 2008. If a business interruption occurs, our business could be materially and adversely affected.

There may be unknown risks inherent in our acquisition of Jinchuan, which could have a significant impact on our financial results.

There may be risks associated with the acquisition of Jinchuan, though not expected or anticipated, that may not yet be apparent. For the year ended December 31, 2010, Jinchuan contributed approximately 10.9% to our total revenues. Any discovery of adverse information concerning Jinchuan since the acquisition, depending upon the nature of such information, could have an adverse impact on the growth opportunities in the utilities market, which we believe are presented to us by Jinchuan’s business, and the results of operations for our PRC segment. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

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

An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity

We have entered into a secured credit agreement (the “Regions Bank credit facility) with Regions Bank (the “Lender”) which provides for a $2.5 million revolving credit facility and a term facility of up to $6.5 million. See Note 9 of footnote disclosures to the consolidated financial statements. We rely on the Regions Bank credit facility as a potential source of liquidity for our U.S. operating entities. The availability of this credit facility could be critical to our ability to meet our obligations as they come due in a market where alternative sources of credit are tight. The credit facility contains certain administrative, reporting, legal and financial covenants. We must comply with covenants under the Regions Bank credit facility including a requirement to maintain a specified minimum tangible net worth.

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

We rely on contractual arrangements with Dalian Fushi and its stockholders for our operations in the PRC, which may not be as effective in providing control over Dalian Fushi as direct ownership.

We have no equity ownership interest in Dalian Fushi, and rely on contractual arrangements with Dalian Fushi and its stockholders to control and operate Dalian Fushi. These contractual arrangements may not be as effective in providing control over Dalian Fushi as direct ownership would be. For example, Dalian Fushi could fail to take actions required for our business despite its contractual obligation to do so. If Dalian Fushi, or any of its stockholders, fails to perform their respective obligations under agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective Our contractual arrangements with Dalian Fushi are governed by PRC laws and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in the U.S. and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

PRC companies have historically not adopted a Western style of management and financial reporting concepts and practices, which includes strong corporate governance, internal controls and, computer, financial and other control systems. In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing effective management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining effective internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. For example, management concluded that our internal controls over financial reporting were ineffective as of December 31, 2010, due to two material weaknesses, which related to (1) insufficient competent accounting personnel in applying U.S. generally accepted accounting principles in the financial reporting process and (2) ineffective review of controls over the determination of the fair values of derivative financial instruments, share-based payment awards, assets acquired and liabilities assumed in business combinations and one significant deficiency, which related to the company not appropriately calculating and paying property tax for PRC entities in accordance with tax rules in the PRC. If we are unable to remediate these material weaknesses and significant deficiency, or if others are identified in the future, the reliability and integrity of our financial statements could be questioned, which could result in a loss of investor confidence and adverse consequences for our stock prices.

Key employees are essential to growing our business.

Our co-Chief Executive Officers, Mr. Li Fu and Mr. Joseph J. Longever are essential to our ability to continue to grow our business. Mr. Li, Mr. Longever and our other key employees have established relationships within the industries in which we operate. We do not maintain, or intend to maintain, key person life insurance for any of our officers or key employees. If any of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

We are a defendant in certain shareholder class action lawsuits and an adverse result in any of these actions may adversely affect our financial condition, results of operations and cash flows.

We and certain of our current officers and directors are defendants in various shareholder class action lawsuits. These lawsuits are described in Part I Item 3 "Legal Proceedings" in this Annual Report on Form 10-K. Our attention may be diverted from our ordinary business operations by these lawsuits and we may incur significant expenses associated with the defense of these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such action). Depending on the outcome of these lawsuits, we may be required to pay material damages and fines, consent to injunctions on future conduct, or suffer other penalties, remedies or sanctions. The ultimate resolution of these matters could have a material adverse effect on our results of operations, financial condition, and liquidity, our ability to meet our debt obligations and, consequently, negatively impact the trading price of our common stock.

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

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses in the future.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect our customers, demand for our products and our business.

A majority of our operations are conducted in the PRC and approximately 79.4% of our total revenues in 2010 were generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot ensure that such growth will continue. The bimetallic wire industry in the PRC is growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products.

Controls on the convertibility of RMB into foreign currency have made it more difficult to make payments in U.S. dollars and fund business and operating activities of our subsidiaries located outside of the PRC.

A significant portion of our cash is RMB. Tightened restrictions on currency exchanges has considerably limited our ability to convert our cash in RMB to make payments in U.S. dollars or fund business and operating activities of our subsidiaries located outside of The PRC, which has had the most significant impact on our ability to support Copperweld’s operations in Fayetteville, TN. Although as of December 31, 2010, our PRC subsidiaries could legally pay approximately $174.0 million in dividends, our PRC subsidiaries have never paid dividends to our non-PRC subsidiaries and parent company and we intend to reinvest our PRC earnings indefinitely. Historically, Fushi International (Dalian) has provided financial support to our non-PRC subsidiaries and our parent company to meet their cash requirements by transferring cash to those entities. The transfer of cash from Dalian to our non- PRC subsidiaries and parent company through inter-company loans during 2010 was $21.6 million primarily for the purpose of establishing Fushi International (Jiangsu). Although the PRC government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, remittance of foreign currencies abroad and conversion of RMB for capital account items, including direct investment and loans, is subject to the approval of the PRC State Administration for Foreign Exchange, or SAFE, and other relevant authorities, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot assure you that the Chinese regulatory authorities will not impose new or more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions. Any adverse actions by SAFE could affect our ability to get cash, by means of loans or capital contributions, to our parent company and our non-PRC subsidiaries in order to fund operations.

 The fluctuation of the RMB may materially and adversely affect our cash flows, revenues, and operating condition.

The value of the RMB against the USD and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Since a significant portion of our revenues are earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert USD we receive from an offering of our securities into RMB for our operations, appreciation of the RMB against the USD could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our common stock or for other business purposes and the USD appreciates against the RMB the USD equivalent of the amount we convert would be reduced.

On July 21, 2005, the PRC government changed its policy of tying the value of the RMB to the USD. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in a continuous appreciation of the RMB against the USD. While the international reaction to the RMB revaluation generally has been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar.

The following table sets forth information concerning exchange rates between the RMB and the USD for the periods indicated. These rates are provided solely for your convenience and are not necessarily the exchange rates that we used in this presentation or will use in the preparation of our periodic reports or any other information to be provided to you. The source of these rates is the Federal Reserve Bank of New York.

	Noon Buying Rate
Period	Period End	Average(1)	Low	High
(RMB per US$1.00)

2005	8.0702	8.1826	8.2765	8.0702
2006	7.8041	7.9636	8.0702	7.8041
2007	7.2946	7.6058	7.8127	7.2946
2008	6.8225	6.9477	7.2946	6.7800
2009	6.8259	6.8307	6.8470	6.8176
2010	6.6000	6.7696	6.8330	6.6000

(1)	Annual averages are calculated from month-end rates. Monthly averages are calculated using the average of the daily rates during the relevant period.

If preferential tax concessions granted by the PRC government are changed or expire, our financial results and results of operations would be materially and adversely affected.

Our results of operation may be adversely affected by changes to, or expiration of, preferential tax concessions that our subsidiaries in the PRC currently enjoy. The statutory tax rate generally applicable to domestic PRC companies is 25% per the newly adopted PRC corporate income tax law which came into effect since January 1, 2008. Our subsidiary, Fushi International (Dalian), being a production-oriented foreign investment enterprise, was entitled to a tax holiday of two-year full exemption followed by three-year 50% reduction in income tax rate starting from its first profit-making year under the old income tax rules and regulations before January 1, 2008.  The new CIT Law and relevant regulations grandfathered such tax holiday.  Fushi International (Dalian) started its tax holiday in 2006.  Accordingly, Fushi International (Dalian) was under full income tax exemption for 2006 and 2007, and was subject to a tax rate of 12.5% from 2008 to 2010, and 25% from 2011 onwards. The income tax expense for the year ended December 31, 2010 without preferential tax treatments would be increased by approximately $7.6 million.

Tax laws in the PRC are subject to interpretation by local tax authorities. Our preferential tax treatment may not remain in effect, or may change, in which case we may be required to pay the higher income tax rate generally applicable to Chinese companies, or such other rate as is required by the laws of the PRC.

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

The PRC State Administration of Foreign Exchange, or “SAFE,” issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in the PRC. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in the PRC to guarantee offshore obligations.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised the PRC’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in the PRC and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

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

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, and results of operations, reputation and prospects, as well as the trading price of our Common Stock.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock. Furthermore, published news reports in the PRC recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies.

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

We intend from time to time, to make numerous stock option grants under our equity incentive plan to our officers and directors, some of whom are PRC citizens and may be required to register with SAFE. In addition to our officers and directors that received option grants, future participants of our equity incentive plan or any other equity compensation plan we may adopt who are PRC citizens may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our business operations may be adversely affected.

The PRC State Administration of Foreign Exchange, or SAFE, requires PRC residents to register with, or obtain approval from, SAFE regarding their direct or indirect offshore investment activities.

PRC State Administration of Foreign Exchange Regulations regarding offshore investing activities by PRC residents have undertaken continuous changes which may increase the administrative burden we face and create regulatory uncertainties that could adversely affect the implementation of our acquisition strategy. The failure by our shareholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident shareholders to liability under PRC law.

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

Mr. Li Fu, our founder, chief executive officer and chairman of our board of directors, beneficially owns approximately 29.2% of our outstanding share capital as of March 16, 2011. As such, Mr. Fu has substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our stock. These actions may be taken even if they are opposed by our other shareholders.

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

Nevada’s “Acquisition of Controlling Interest” statutes (NRS Sections 78.378–78.3793) apply only to Nevada corporations with at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada. As of the date of this prospectus, we do not believe we have 100 stockholders of record who are residents of Nevada, although there can be no assurance that in the future the “Acquisition of Controlling Interest” statutes will not apply to us. The “Acquisition of Controlling Interest” statutes provide that persons who acquire a “controlling interest”, as defined in NRS Section 78.3785, in a company may only be given full voting rights in their shares if such rights are conferred by the disinterested stockholders of the company at an annual or special meeting. However, any disinterested stockholder that does not vote in favor of granting such voting rights is entitled to demand that the company pay fair value for their shares, if the acquiring person has acquired at least a majority of all of the voting power of the company. As such, persons acquiring a controlling interest may not be able to vote their shares.

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

On November 3, 2010, our Board of Directors, or the Board, received the proposal from Mr. Fu and Abax described as a Subsequent Event in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. We have cautioned our shareholders and others considering trading in our securities that our Board has only received the proposal and that no decisions have been made by the Board or the special committee of the Board with respect to our response to this proposal. The proposal submitted was not a definitive offer, and there can be no assurance that any definitive offer will be made, that any agreement will be executed or that a definitive offer, if made, with respect to the proposal or any other transaction will be approved or consummated. On the last trading day prior to the announcement of the proposal, our Common Stock closed at $9.10 per share. After the announcement, the trading price of our Common Stock has risen to trade closer to the $11.50 per share proposal price. If this proposal were rejected or withdrawn, and if no similar transaction presented itself, the stock price would likely fall below its current trading range. Further, the absence of a proposal to acquire our Common Stock, or changes in the proposal, as well as the commencement and conduct of the litigation regarding the proposal as described in “Legal Proceedings” would likely have an effect on the market price of our Common Stock.

Techniques Employed by Manipulative Short Sellers in Chinese Stocks May Drive Down the Market Price of Our Common Stock

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers with business operations based in the PRC and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts. The Company’s PRC subsidiaries’ filings with the State Administration for Industry and Commerce (SAIC) are consistent with the Company’s SEC filing. However, the Company believes there may be fabricated SAIC reports which may be used by the short sellers to attack the Company. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller. You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Under PRC law, all land in the PRC is owned by the government, which grants a “land use right” to an individual or entity after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership incidents to the land. Dalian Fushi holds land use rights for one piece of land on behalf of us. The Company also owns and leases various manufacturing and sales and administrative offices around the world. The Company believes that is properties are generally well maintained and are adequate for the Company’s current level of operations:

Registered Owner of Land Use Right or Land	Location & Certificate of Land Use Right Number	Usage	Square Meters	Construction on the Land	Term of Use Right	Segment Used in

Dalian Fushi	1 Shuang Qiang Road, Yang Jia Village, Jinzhou District, Dalian, PRC; #0625014	Industrial	103,605 Sq. M	Dalian Fushi’s new facilities	50 years from July, 2003	PRC

Fushi International (Dalian)	Wafangdian, Dalian	Industrial	90,640 Sq. M		Rights terminate on Oct. 28, 2038.	PRC

Jinchuan	Ganjingzi, Dalian	Industrial	15,259 Sq. M	Office space of 2,200 Sq. M; Workshop space of 9,100 Sq. M	Rights terminate on Jul. 3, 2053	PRC

Copperweld Bimetallics LLC	254 Cotton Mill Rd., Fayetteville, TN	Industrial	52 Ares or 210,437 Sq. M	Industrial Building of 285,000 Sq.ft. or 26,477 Sq. M.	1975 with Construction in 1975, 1990, 1995, 1998	US

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

Twelve shareholder class action lawsuits have been filed against the Company, members of its Board of Directors (the “Board”), and/or others in connection with the November 3, 2010 non-binding proposal made by the Company’s Chairman and Chief Executive Officer, Mr. Li Fu, and Abax Global Capital (Hong Kong) Limited to acquire all of the outstanding shares of the Company’s Common Stock not currently owned by Mr. Fu and his affiliates for $11.50 per share in cash, as further described in the Schedule 13D/A and exhibits thereto filed on November 4, 2010 (the “Proposal”). Nine actions were filed in Nevada state court (Carson City, Clark County, or Washoe County); two actions were filed in Nevada federal district court; and one action was filed in New York state court. All of the actions assert claims against the Company and/or members of the Board for alleged breaches of fiduciary duties in connection with the Proposal, as described further below.

On or about November 5, 2010, the Company became aware that the first of the shareholder class actions had been filed against the Company and the Board in connection with the Proposal. Plaintiffs allege, among other things, that the proposed buyout price and the process of evaluating the Proposal are unfair and inadequate. Plaintiffs seek, among other relief, to enjoin defendants from consummating the Proposal and to direct defendants to exercise their fiduciary duties to negotiate a transaction that is in the best interests of the Company’s shareholders.

The Company has moved, or will move, to dismiss each of the complaints because, among other reasons, Plaintiffs’ claims are not ripe for adjudication and fail to state a claim upon which relief can be granted. The Company has reviewed the allegations contained in the complaints and believe they are without merit.  The Company intends to defend the litigation vigorously.

The pending cases are listed below.
Arthur I. Murphy, Jr. IRA v. Fushi Copperweld Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Bai Feng, Jiping Hua, and John Francis Perkowski, Case No. 10OC00512 (“Murphy”), filed on November 4, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City.

Dean Victor v. Li Fu, Case No. 10-OC-00534 1B (“Victor”), filed on November 24, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City.

Brian Levy v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Craig H. Studwell, Wenbing Christopher Wang, John F. Perkowski, Feng Bai, Jiping Hua, Barry L. Raeburn, and Abax Global Capital (Hong Kong) Ltd., Case No. 10OC00555-1B (“Levy”), filed on December 7, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City.

NVEST AB v. Fushi Copperweld, Inc., Case No. 10OC005591B (“NVEST”), filed on December 8, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City.

John Wilcoxon v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, John Francis Perkowski, Feng Bai, Jiping Hua, and Barry L. Raeburn, Case No. A-10-628936-C (“Wilcoxon”), filed on November 8, 2010, in the Eighth Judicial District Court of the State of Nevada in and for Clark County.

Steven Antler v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, and John Francis Perkowski, Case No. A-10-628962-C (“Antler”), filed on November 9, 2010, in the Eighth Judicial District Court of the State of Nevada in and for Clark County.

Arthur Gober v. Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, John Francis Perkowski, Abax Global Capital (Hong Kong) Ltd., and Fushi Copperweld, Inc., Case No. A-10-629059-C (“Gober”), filed on November 10, 2010, in the Eighth Judicial District Court of the State of Nevada in and for Clark County.

Leticia Tejeda v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, and John Francis Perkowski, Case No. A-10-629261-C (“Tejeda”), filed on November 12, 2010, in the Eighth Judicial District Court of the State of Nevada in and for Clark County.

James D. Kennedy v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, and John Francis Perkowski, Case No. 10-03518 (“Kennedy”), filed on November 23, 2010, in the Second Judicial District Court of the State of Nevada in and for Washoe County.

Mohamed Hussien vs. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, and John Francis Perkowski, Case No. 3:10-CV-00699-LRH-RAM (“Hussien”), filed on November 8, 2010, in the United States District Court for the District of Nevada.

Thomas Turner vs. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, John Francis Perkowski, Case No. 3-10-CV-00711-RCJ-VPC (“Turner”), filed on November 15, 2010, in the United States District Court for the District of Nevada.

Seth Korber vs. Li Fu, Joseph Longever, Wenbing Chris Wang, Barry Raeburn, Feng Bai, Jiping Hua, John Perkowski, and Fushi Copperweld, Inc., Case No. 13510 (“Korber”), filed on December 30, 2010, in the Chancery Court for Lincoln County, Tennessee, Seventeenth Judicial District at Fayetteville.

The Company filed motions to transfer the Carson City actions to Clark County, which motions were granted. The Murphy, Victor, Levy, and NVEST actions have been consolidated and transferred to Clark County. Plaintiff Kennedy stipulated to transfer his action to Clark County. The two federal district court actions (Hussien and Turner) are the only remaining Nevada actions that have not been transferred to Clark County. Fushi has moved to dismiss or stay these federal court actions, which motions are pending.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quoted on the NASDAQ Global Select Market under the trading symbol “FSIN.”

As of April 1, 2011, the last reported close price of our common stock was $8.05 per share.

As of March 24, 2011, there were approximately 488 holders of record of our outstanding shares.

The high and low sales prices for the Company’s common stock as reported in the consolidated reporting system are set forth below for the periods indicated:

	2010		2009
	High	Low	High	Low
First Quarter	12.68	8.23	$6.30	$4.06
Second Quarter	12.94	8.10	9.34	4.51
Third Quarter	9.21	6.70	9.95	6.58
Fourth Quarter	11.26	8.64	10.32	6.91

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

STOCK PERFORMANCE GRAPH

* $100 invested on 1/3/2006 in stock or 1/3/2006 in index-including reinvestment of dividends. Fiscal year ended December 31.

	1/3/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

Fushi Copperweld Inc	100.00	59.41	293.20	61.39	117.89	103.44
NASDAQ COMPOSITE INDEX	100.00	107.65	118.21	70.29	101.13	118.23
NASDAQ INDUSTRIAL INDEX	100.00	111.09	115.78	63.30	92.87	116.07

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in Fushi common stock, the Nasdaq Composite Index and the Nasdaq Industrial Index on January 1, 2006, the date Fushi common stock began trading publicly.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2010.

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

The following table sets forth our selected consolidated financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in the report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands, except earnings Per Share)
Consolidated Statements of income Data
REVENUES	$264,972	$182,932	$221,435	$128,222	$67,596
Cost of revenues	185,684	128,122	164,182	85,774	42,782
GROSS PROFIT	79,288	54,810	57,253	42,448	24,814
Selling, general and administrative expenses	21,245	17,921	20,163	11,803	4,428
Total operating expenses	21,245	17,921	20,163	11,803	4,428
INCOME FROM OPERATIONS	58,043	36,889	37,090	30,645	20,386
INTEREST AND OTHER INCOME (EXPENSES)
Interest and other income	940	4,212	4,964	3,553	74
Interest and other expenses	(3,922)	(18,250)	(8,946)	(16,060)	(2,252)
Total interest and other income (expenses), net	(2,982)	(14,038)	(3,982)	(12,507)	(2,178)
INCOME BEFORE INCOME TAXES	55,061	22,851	33,108	18,138	18,208
INCOME TAX EXPENSE (BENEFITS)	23,193	939	1,902	(5,747)	398
NET INCOME	$31,868	$21,912	$31,206	$23,885	$17,810
EARNINGS PER SHARE
Basic	$0.86	$0.78	$1.14	$1.08	$0.89
Diluted	$0.85	$0.76	$1.10	$0.97	$0.84
WEIGHTED AVERAGE SHARES USED IN EARNINGS PER SHARE CALCULATION:
Basic	36,880	28,266	27,299	22,179	19,933
Diluted	37,329	28,643	28,272	25,244	21,276

	As of December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$123,000	$60,598	$65,612	$79,915	$20,494
Working capital*	$201,243	$124,529	$106,443	$91,009	$18,055
Total assets	$370,257	$297,295	$295,946	$249,364	$96,162
Total long term obligations	$6,422	$32,686	$44,377	$68,515	$10,256
Total shareholders’ equity	$344,402	$239,537	$204,468	$147,183	$65,134

* Working capital represents total current assets minus total current liabilities

Factors that impact the comparability of revenues for the years presented include:

a)	In October 2007, the Company completed the acquisition of Copperweld Holdings LLC. The results of operations of the acquired company are included in the consolidated financial statements since then.

b)
The Company completed the acquisition of Jinchuan in February 2010 and the acquisition of Hongtai in May 2010. The results of the operation of the acquired companies are included in the consolidated financial statement since then.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. In 2010, our products were sold to over 536 customers in 37 countries. We market our products under the trademarked names of “Copperweld®” and “FushiTM,” and sell primarily to cable manufacturers and to a less extent through distributors or sales agents to cable manufacturers.

Although we are engaged in one line of business, as a result of different markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, starting with the second fiscal quarter of 2009, we began to manage our worldwide operations based on two geographic segments: 1) “PRC” which consists of our facilities located in the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, (U.S.), and Telford, England, (UK) facilities. We have combined our U.S. and U.K. operations as one segment since the UK operating company is a subsidiary of the U.S. operating company and its results are consolidated into the U.S. operating company for our chief decision maker to review. Further, the nature of our products, services and production processes at our U.S. and U.K. facilities, along with the customer base, methods to distribute products and services are nearly identical.

We believe we have a strong market position in all markets in which we compete due to the quality of our products, geographic and customer diversity and our ability to deliver superior products while operating as a low cost provider. As a result, we believe we are now one of the leading producers of bimetallic wire products in the world and are one of the market leaders in North America, Europe, North Africa, the Middle East and the PRC. We continue to expand within current and developing markets and create shareholder value by:

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

While the pricing volatility of our raw materials, especially copper, is a primary cause of cost variations in our products, changes in raw material costs do not materially affect our dollar earnings on a per pound basis. Although an increase in the price of raw materials may serve to reduce our gross margins as a percentage of net sales, likewise, a decline in raw material prices may increase our gross margin as a percentage of revenues. We generally pass the cost of price changes in our raw materials to our customers. We establish prices for our products based on market factors and our cost to produce our products. Typically, we set a base price for our products for our customers with an understanding that as prices of raw materials change, primarily for copper but also for aluminum and steel, we will pass the change through to our customers. Therefore, when prices of raw material increase, our prices to our customers increase and the amount of our total revenues increases while the dollar amount of our gross margin remains relatively stable. As a result, the impact on earnings per share from volatile raw material prices is minimal, although there are timing delays of varying lengths depending upon volatility of metals prices, the type of product, competitive conditions and particular customer arrangements.

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

Current Business Environment and 2011 Outlook

The bimetallic conductor industry is a subset of the broader wire and cable industry, which consumed approximately 14,585,000 MT of metallic center conductor in 2010 according to estimates by CRU Internatinal Limited, a leading publisher of industry market research. The global bimetallic wire industry, as well as the wire and cable industry, is fast-growing and increasingly competitive. This is especially true in the PRC where there is considerable fragmentation of manufacturers. We continue to see strong demand for our products and believe significant growth opportunities exist to capture a larger proportion of the metallic center conductor market relative to solid copper wire.

Furthermore, we think the following macro-level trends will positively impact our business and offer us opportunities to capture new business despite global economic conditions and preserve profitability:

•	Continued investment in telecommunication projects in emerging economies;
•	Government initiatives focused on infrastructure: high-speed railways, transmission and distribution and power grid build out;
•	Continued strength of grounding wire market;

•	Worldwide underlying long-term growth trends in electric utility and infrastructure markets; and
•	Continuing demand for cost effective, energy saving alternatives

In addition to these macro-level trends, the Company is presented with tremendous opportunities brought by the addition of CCS cladding capacity at our Dalian facility. We believe this equipment is the first large-scale, high quality CCS cladding capacity in Asia. We continue to educate the PRC and Asian markets on the benefits of CCS for the telecommunication, utilities, and transportation market in anticipation of large-scale production of 8,200 MT of annual CCS capacity at our Dalian facility in the third quarter of fiscal year 2011. Initially, we intend to focus our CCS efforts on capturing market share in the CATV drop cable market, According to the 12th Five-year Program Outline by the Optical and Electrical Cable Association of China, approximately 8,000,000 kilometers of CATV drop cable was manufactured in the PRC in 2009. This amount of CATV cable represents the equivalent of approximately 50,000 MT of CCS center conductor, and to-date has been primarily supplied by local Copper-plated Steel (CPS) manufacturers. We believe CPS to be an inferior product compared to CCS, and the absence of local, affordably priced CCS manufacturers in the PRC results in CATV manufacturers choosing CPS in their production process. As we introduce CCS production, we expect those market dynamics to shift to be more in-line with those of developed markets, where CCS is the preferred center conductor of choice for CATV drop cable.

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

Meanwhile, we are also working to strengthen our business development, sales, marketing and customer relations.  We will seek to approval for our products from product safety testing and certification organizations and inclusion in national and industry product standards throughout the world. We view efforts in certification and standardization as vital aspects of our efforts to realize large-scale conversion to bimetallic wire from solid copper wire.  In addition, as part of our ongoing efforts to reduce total operating costs, we continuously improve our ability to efficiently utilize existing and new manufacturing capacity to manage expansion and growth.  We believe that effectively utilized manufacturing assets, economy of scale generated, will help offset high raw material prices and dilute overhead over time, thus improving profitability.

We actively seek to identify and promptly respond to key economic and industry trends in order to capitalize on expanding niche markets for our products, and possibly entering into new markets both down and up stream, in order to achieve better returns.  We have the resources, technology, working capital and capacity to meet growing market demands.  Over the long-term, we believe that we are well positioned to benefit from the growth opportunities presented by infrastructure projects throughout the world.

Financial Performance Highlights:

Results of Operations

The following table sets forth, for the periods indicated, statements of operations data in thousands of USD:

	For the Year Ended December 31
(in thousands, except percentages)	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Revenues	$264,972	100%	$182,932	100%	$221,435	100%
Cost of revenues	$185,684	70%	$128,122	70%	$164,182	74%
Gross profit	$79,288	30%	$54,810	30%	$57,253	26%
Selling, general and administrative expenses	$21,245	8%	$17,921	10%	$20,163	9%
Income from operations	$58,043	22%	$36,889	20%	$37,090	17%
Income before income taxes	$55,061	21%	$22,851	12%	$33,108	15%
Net income	$31,868	12%	$21,912	12%	$31,206	14%

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues from external customers by Segment

The following tables set forth revenues from external customers in millions and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentage)	For the Year Ended December 31,
	2010		2009
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$212.5	80.2%	$148.0	80.9%	$64.5	43.6%
US	52.5	19.8%	34.9	19.1%	17.6	50.4%
Total	$265.0	100.0%	$182.9	100.0%	$82.1	44.9%

(in MTs, except	Metric Tons Sold
percentage	For the Year Ended December 31,
	2010		2009
	MT	%	MT	%	Change in MT	Change in %
PRC*	29,384	76.1%	30,269	80.3%	(885)	-2.9%
US	9,223	23.9%	7,449	19.7%	1,774	23.8%
Total	38,607	100.0%	37,718	100.0%	889	2.4%

* Does not include sales volume contributed by Jinchuan since the acquisition of Jinchuan in February 2010. The sales volume of power cables in Jinchuan is measured by meters.

Revenues were $265.0 million in 2010, an increase of $82.1 million, or 44.9%, compared to $182.9 million in 2009, which was primarily driven by continued improvement in global demand, higher average selling prices primarily due to increased copper prices, and incremental contributions from recent acquisitions. The increase of revenues without the effect of the acquisition of Jinchuan in 2010 was 29.0%, compared with that of 2009.

The PRC segment experienced an increase of 43.6% in revenues in 2010, which is due to a 47.8% increase in average selling prices of copper-clad products as a result of higher acquisition costs of raw materials and the inclusion of Jinchuan, which contributed $29.1 million in revenues, partially offset by a 2.9% decrease in sales volume primarily as a result of the slowdown in capital spending related to the PRC’s 3G build out.

The U.S. segment experienced an increase of 50.4% in revenues in 2010 compared to 2009. The increase is primarily due to a (i) 23.8% increase in sales volume and (ii) 21.5% increase in average selling price of copper-clad product as a result of higher cost of raw materials. We continued to see strengthening of global demand in markets serviced by operations within our US segment in 2010 and believe the demand from global demand will continue to increase.

Revenues by Industry

The following table presents the breakdown of revenues in millions by industry:

	Revenues For the Year Ended December 31,
	2010		2009
	Amount	% Total	Amount	% Total	Amount Change	% Change
Telecommunication	$100.6	38.0%	$87.7	48.0%	$12.9	14.7%
Utility	150.9	56.9%	84.0	45.9%	66.9	79.6%
Transportation	3.9	1.5%	2.1	1.1%	1.8	85.7%
Other	9.6	3.6%	9.1	5.0%	0.5	5.5%
Total revenues	$265.0	100.0%	$182.9	100.0%	$82.1	44.9%

The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

	Metric Tons Sold for the Year Ended December 31,
	2010		2009
	MT	% Total Volume	MT	% Total Volume	Change in MT	Change in %

Telecommunication	17,286	44.8%	18,210	48.3%	(924)	-5.1%
Utility	18,449	47.8%	16,559	43.9%	1,890	11.4%
Transportation	507	1.3%	305	0.8%	202	66.2%
Other	2,365	6.1%	2,644	7.0%	(279)	-10.6%
Total sales volume	38,607	100.0%	37,718	100.0%	889	2.4%

* Does not include sales volume contributed by Jinchuan since the acquisition of Jinchuan in February 2010. The sales volume of power cables in Jinchuan is measured by meters.

In 2010, our sales to the telecommunication markets decreased by 924 metric tons, or 5.1%, compared 2009, which was primarily due to a slowdown in the 3G build out in the PRC, partially offset by an increase in other geographical areas.

Our sales to utility markets increased by 1,890 metric tons, or 11.4%, in 2010 compared to 2009, primarily due to strong demand in the PRC primarily driven by the government funded infrastructure projects. The increase was also driven by the recovering demand, which resulted in an increase in sales in our US operations as economic conditions to improve. The 79.6% increase in revenues generated from utility sales was primarily attributable to (i) higher average selling prices as a result of higher copper prices, (ii) higher volumes, and (iii) the inclusion of the acquisition of Jinchuan which contributed $29.1 million in revenues in 2010. The acquisition of Jinchuan allows us to process our products further downstream and provides a strategic expansion into the utility market sub-segment.

Capacity and Metric Tons Sold

The following table summarizes installed cladding capacities and metric ton sold by segment in 2010:

	For the Year Ended December 31, 2010
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	40,000	28,756	12,400	3,151
CCS	8,200	108	16,300	5,927
Total	48,200	29,384	28,700	9,223

We successfully installed 8,200 MT of CCS cladding capacity at our Dalian facility of the PRC segment in 2010. This additional capacity is targeted for the telecommunications, electric utilities and transportation industries in Asia where we believe has significant demand for CCS. We are currently working with our customers to increase demand for CCS at our Dalian facility to further accelerate our growth and believe we will begin to realize increased revenue from CCS products within our PRC segment in fiscal year 2011.

Sales by Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

	Metric Tons Sold For the Year Ended December 31,
	2010		2009
	MT	% Total Volume	MT	% Total Volume	Change in MT	Change in %
CCA	31,907	82.6%	31,354	83.2%	553	1.8%
CCS	6,035	15.6%	5,445	14.4%	590	10.8%
Others	665	1.8%	919	2.4%	(254)	(-27.6)%
Total sales volume*	38,607	100.0%	37,718	100.0%	889	2.4%

* Does not include sales volume contributed by Jinchuan since the acquisition of Jinchuan in February 2010. The sales volume of power cables in Jinchuan is measured by meters.

Sales volume of CCA in our PRC segment decreased by 2.2%, or 638 metric tons in 2010 compared to 2009 due to the slowdown of the PRC’s 3G build out, partially offset by stronger sales to utility markets. Sales volume of CCA in our US segment increased by 59.5%, or 1,166 metric tons in 2010 compared to 2009 due to recovering demand across the markets served by the US segment.

Sakes volume of CCS in our US segment increased by 9.9%, or 536 metric tons 2010 compared to 2009, primarily due to increased demand from US and other geographical areas.

Gross Profit and Gross Margin

	For the Year Ended December 31,		Change
(in millions, except percentage)	2010	2009	Amount	%
Gross Profit	$79.3	$54.8	$24.5	44.7%
Gross Margin	30.0%	30.0%		0%

Gross profit was $79.3 million in 2010 compared to $54.8 million in 2009, representing an increase of 44.7%, which is line with the increase in revenues by 44.9%. Gross margin as a percentage of revenues remained stable at 30.0% in 2010.

Selling Expenses

	For the Year Ended December 31,		Change
(in millions, except percentage)	2010	2009	Amount	%
Selling Expenses	$5.8	$4.9	$0.9	18.4%
as a percentage of revenues	2.2%	2.7%		-0.5%

Selling expenses were $5.8 million in 2010 compared to $4.9 million in 2009, representing an increase of 18.4%. The increase in selling expense is primarily due to increased global sales efforts and the inclusion of Jinchuan selling expenses after the acquisition of Jinchuan in February 2010, partially offset by cost savings initiatives.

General and Administrative Expenses

	For the Year Ended December 31,		Change
(in millions, except percentage)	2010	2009	Amount	%
General and Administrative Expenses	$15.5	$13.1	$2.4	18.3%
as a percentage of revenues	5.8%	7.2%		-1.4%

General and administrative (G&A) expenses were $15.5 million in 2010 compared to $13.1 million in 2009, representing an increase of 18.3%, or $2.4 million. This increase is primarily due to increased headcount and the inclusion of Jinchuan and Hongtai’s G&A expenses after the acquisitions. As a percentage of revenues, G&A expenses decreased from 7.2% in 2009 to 5.8% in 2010 primarily due to an increase in revenues, benefits of cost savings initiatives, and to a lesser degree, enhanced operating efficiencies.

Income from Operations

The following table sets forth income from operations, in millions of dollars:

	For the Year Ended December 31,
(in millions, except percentage)	2010		2009
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$61.2	105.5%	$42.3	114.6%	$18.9	44.7%
US	2.0	3.4%	(1.4)	-3.8%	3.4	-242.9%
Corporate	(5.2)	-8.9%	(4.0)	-10.8%	(1.2)	30.0%
Total income from operations	$58.0	100.0%	$36.9	100.0%	$21.1	57.2%

Income from operations in 2010 increased approximately $21.1 million, or 57.2%, compared to 2009, which was primarily due to higher gross profit, the Jinchuan acquisition, and cost savings initiatives.

Income from operations in the PRC segment increased approximately $18.9 million, or 44.7%, in 2010, when compared to 2009, primarily due to a higher sales growth and the Jinchuan acquisition.

Income from operations in the US segment increased approximately $3.4 million 2010, when compared to 2009, primarily due to higher gross profit, operational leverage as a result of higher revenues, and benefits from cost savings initiatives.

Other Income (Expense)

Interest income (expenses)
	For the Year Ended December 31,		Change
(in millions, except percentage)	2010	2009	Amount	%
Interest Income	$0.8	$0.4	$0.4	100.0%
Interest (Expense)	(0.9)	(5.3)	4.4	-83.0%
Net Interest Income / (Expense)	$(0.1)	$(4.9)	$4.8	98.0%
as a percentage revenues	0.0%	-2.7%		2.7%

Net interest expense was $0.1 million in 2010 compared to net interest expenses of $4.9 million in 2009. The change is primarily the result of repayment of the HY notes (see Consolidated Financial Statements Footnotes 10- Notes Payable).

Income Taxes

	For the Year Ended December 31,		Change
(in millions, except percentage)	2010	2009	Amount	%
Income before Income Taxes	$55.1	$22.9	$32.2	140.6%
Income tax expense	23.2	0.9	22.3	2477.7%
Effective income tax rate	42.1%	4.1%		38.0%

Fushi and its subsidiaries in the U.S. (the “U.S. Entities”) file U.S. federal income tax returns on a consolidated basis at a tax rate of 34%.  As of December 31, 2010, the U.S. Entities had incurred three years consecutive losses since the acquisition of Copperweld.  In addition, the Company approved a global expansion plan and a global marketing strategy.  Under the global expansion plan, some of the production activities of the U.S. Entities may be transferred to other production plants outside the U.S.  In order to expand its global market share, the Company will recruit senior marketing and business strategy executives to formulate strategic and action plans to push forward such initiative.  Additional executive and marketing costs at the U.S. Entities’ level are expected to be incurred in the near term.  These changes in circumstances have resulted in a change in judgment about the future realizability of the U.S. Entities’ deferred income tax assets.  Accordingly, we considered it is more likely than not that the future tax benefits of deferred income tax assets will not be realized.  A valuation allowance of $16 million was provided in full of the deferred income tax assets of U.S. Entities as of December 31, 2010, of which $14.3 million related to the beginning-of-the-year balance of the deferred income tax assets.  For the year ended December 31, 2009, the U.S. Entities recorded an income tax benefit of $5 million. Profit before income tax for the PRC segment were $61.2 million and $42.3 million with income tax expense of $8.9 million and $5.9 million in 2010 and 2009, respectively, which is primarily due to Fushi International enjoying a PRC tax holiday at the rate of 12.5% from 2008 to 2010.

See Consolidated Financial Statements Footnote 13 - Income Tax for more detail.

Net Income

As a result of the above factors, we had net income of $31.9 million in 2010 compared to net income of $21.9 million in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

 Revenues from external customers by Segment

The following tables set forth revenues in millions and metric tons (MT) of copper-clad products sold by segment:

	Revenues
	for the Year Ended December 31,
	2009		2008
(In millions, except percentage)	Amount	%	Amount	%	Change in amount	Change in %
PRC	$148.0	80.9%	$160.4	72.4%	$(12.4)	-7.7%
US	34.9	19.1%	61.0	27.6%	(26.1)	-42.8%
Total	$182.9	100.0%	$221.4	100.0%	$(38.5)	-17.4%

	Metric Tons Sold For the Year Ended December 31,
	2009		2008
	MT	%	MT	%	Change in MT	Change Iin%
PRC	30,269	80.3%	26,261	70.4%	4,008	15.3%
US	7,449	19.7%	11,030	29.6%	(3,581)	-32.5%
Total	37,718	100.0%	37,291	100.0%	427	1.1%

Revenues were $182.9 million in 2009, a decrease of $38.5 million or 17.4%, compared to $221.4 million in 2008, which was primarily attributable to a 19.7% decrease in average selling prices of CCA and a 12.4% decrease in average selling price of CCS as a result of a decrease in the costs of our raw materials, partially offset by a 11.5% increase in CCA sales volume. We are generally able to pass the cost of price changes in raw materials to customers.

The PRC segment experienced a decrease of 7.7% in revenues in 2009 compared to 2008. The majority of the decrease in PRC revenues is due to a 19.7% decrease in average selling prices of CCA as a result of lower costs of raw materials. This decrease was partially offset by a 15.3% increase in sales volume.

The US segment experienced a significant decrease in revenues of 42.8% in 2009 compared to 2008 in all major geographic sales regions with particular weakness in European and North American markets. This decline in revenues is primarily the result of a 32.5% decrease in sales volume and a 13.2% decrease in the average selling price

Revenues by Industry

The following table presents the breakdown of revenues in millions by industry:

	Revenues
	For the Year Ended December 31,
	2009		2008
(In millions, except percentage)	Amount	%	Amount	%	Change in amount	Change in %
Telecommunication	$87.7	47.9%	$112.6	50.9%	$(24.9)	-22.1%
Utility	84.0	45.9%	97.4	44.0%	(13.4)	-13.8%
Transportation	2.1	1.1%	3.8	1.7%	(1.7)	-44.7%
Other	9.1	5.0%	7.6	3.4%	1.5	19.7%
Total revenues	$182.9	100.0%	$221.4	100.0%	$(38.5)	-17.4%

The following table presents the breakdown of metric tons sold to customers by industry:

	Revenues
	Fiscal Year Ended December 31,
	2009		2008
	MT	%	MT	%	Change in MT	% Change
Telecommunication	18,210	48.3%	18,549	49.7%	(339)	-1.8%
Utility	16,559	43.9%	15,978	42.9%	581	3.6%
Transportation	305	0.8%	532	1.4%	(227)	-42.7%
Other	2,644	7.0%	2,232	6.0%	412	18.5%
Total sales volume *	37,718	100.0%	37,291	100.0%	427	1.1%

In 2009, our sales to the telecommunication markets decreased by 339 metric tons, or 1.8%, compared to 2008, primarily due to lower sales within markets served by our US segment as a result of weak economic conditions, partially offset by continued strong demand for our CCA products in the PRC as a result of the 3G buildout. Utility sales increased by 581 metric tons, or 3.6%, in 2009 compared to 2008, primarily due to strong demand in the PRC as result of government investment for infrastructure related projects and partially offset by lower sales from markets served by our US segment as a result of weak economic conditions.

Capacity and Metric Tons Sold

The following table summarizes installed cladding capacities and output for the year ended December 31, 2009:

	For the Year Ended December 31, 2009
	PRC		US
(MT)	Capacity	Sold	Capacity	Sold
CCA	40,000	29,394	12,400	1,960
CCS	800	54	16,300	5,391
Others*	—	821	—	98
Total	40,800	30,269	28,700	7,449

*
We have no cladding capacity outside of our Dalian and Fayetteville facilities. The “Other” capacity and output under US segment primarily refers to brass plated steel (“BPS”) products, extruded cables and other finished CCA and CCS products from our Telford, England facility, as well as scrap sales from all facilities worldwide.

As of December 31, 2009, we had combined CCA annual production capacity of 52,400 metric tons and CCS cladding capacity of 17,100 metric tons on an annualized basis based on our product mix. Installed capacity can increase or decrease based on the size of the rod used in the cladding operation for CCA and on the conductivity engineered into the CCS production. The above capacity figures reflect an increase of 6,000 metric tons of annualized CCA capacity which was successfully installed and commissioned at our Dalian facility during the second quarter of 2009.

Sales by Product Mix

	Metric Tons Sold
	For the Year Ended December 31,
	2009		2008
(MT)	MT	%	MT	%	Change in MT	Change in %
CCA	31,354	83.1%	28,129	75.4%	3,225	11.5%
CCS	5,445	14.4%	7,921	21.2%	(2,476)	-31.3%
Others	919	2.4%	1,241	3.3%	(322)	-25.9%
Total sales volume	37,718	100.0%	37,291	100.0%	427	1.1%

The demand for our CCA products in the PRC segment strengthened in 2009 compared to 2008 due to increased domestic infrastructure projects related to the government stimulus package and 3G network build-out. However, we experienced a significant tapering of demand of approximately 32.5% for CCA and CCS based products served by facilities in our US segment due to economic conditions in the North American and European markets.

Gross Profit and Gross Margin

	For the Year Ended December 31,		Change
(in millions, except percentage)	2009	2008	Amount	%
Gross Profit	$54.8	$57.3	$(2.5)	-4.4%
Gross margin	30.0%	25.9%		4.1%

Gross profit was $54.8 million in 2009 compared to $57.3 million in 2008, representing a decrease of 4.4%, which is primarily related to lower revenues and partially offset by higher gross margins and a slight increase in metric tons sold. As a percentage of revenues, gross profit increased from 25.9% to 30.0% due primarily to higher margins contributed by our Fayetteville facility, as well as a slight increase in margins at our Dalian facility.

Selling Expenses

	For the Year Ended December 31,		Change
(in millions, except percentage)	2009	2008	Amount	%
Selling Expenses	$4.9	$4.6	$0.3	6.5%
as a percentage of net sales	2.7%	2.1%		0.6%

Selling expenses was $4.9 million in 2009 compared to $4.6 million in 2008, representing an increase of $0.3 million or 6.5%, which is primarily due to increased efforts in sales to penetrate the electrical utility market. As a percentage of revenues, selling expenses increased from 2.1% in 2008 to 2.7% in 2009 primarily due to decreased revenue.

General and Administrative Expenses

	For the Year Ended December 31,		Change
(in millions, except percentage)	2009	2008	Amount	%
General and Administrative Expenses	$13.1	$15.6	$(2.5)	-16.0%
as a percentage of revenues	7.2%	7.1%		0.1%

General and Administrative expenses was $13.1 million in 2009 compared to $15.6 million in 2008, a decrease of $2.5 million or 16.0%, which is primarily a result of cost savings initiatives and lower sales volumes in our US segment. As a percentage of revenues, general and administrative expenses increased from 7.1% in 2008 to 7.2% in 2009 primarily due to lower revenues.

Income from Operations

The following table sets forth income of operations by segment:

	For the Year Ended December 31,
	2009		2008
(in millions, except percentage)	Amount	%	Amount	%	Change in Amount	Change in %
PRC	$42.3	114.6%	$43.1	116.2%	$(0.8)	-1.9%
US	(1.4)	-3.8%	(0.6)	-1.6%	(0.8)	-133.3%
Corporate	(4.0)	-10.8%	(5.4)	-14.6%	1.4	25.9%
Total income from operations	$36.9	100.0%	$37.1	100.0%	$(0.2)	-0.5%

Income from operations in 2009 was $36.9 million compared to $37.1 million in 2008, a decrease of $0.2 million or 0.5%. The decrease is primarily due to lower revenues as a result of decreased demand for our products within markets served by our US segment because of weak economic conditions. This decrease was partially offset by higher gross margins and a 15.3% increase in tons sold in our PRC segment. Also, the above deceases have been partially offset by lower general and administrative expenses of $2.5 million as result of cost saving initiatives implemented at operations in our US segment and a reduction in cost of professional fees at the corporate level.

The decrease in income from operations for the PRC segment of $0.8 million in 2009, or 1.9%, compared to in 2008, is largely the result of lower revenues partially offset by higher gross margins and increased tons sold due to continued demand for our CCA products within telecommunication and utility related markets due to the 3G build-out and continued government investment for infrastructure related projects.

Income from operations in the US segment decreased by $0.8 million, or 133.3%, in 2009 compared to 2008, primarily due to lower revenues and tons sold compared to 2008. This decrease is largely the result of lower tons sold due to weak economic conditions. This decrease was partially offset by cost savings initiatives implemented in the first quarter of 2009 which lowered selling, general and administrative expenses by approximately $0.9 million.

Other Income (Expense)

Interest Income (Expense)

	For the Year Ended December 31,		Change
(in millions, except percentage)	2009	2008	Amount	%
Interest Income	$0.4	$0.7	$(0.3)	-42.9%
Interest Expense	(5.3)	(8.8)	3.5	39.8%
Net Interest Expense	$(4.9)	$(8.1)	$3.2	39.5%
as a percentage of revenues	2.7%	3.7%		1.0%

Net interest expense decreased to $4.9 million in 2009 from $8.1 million in 2008, and as a percentage of revenue, net interest expense decreased to 2.7% in 2009 from 3.7% in 2008. This decrease is primarily the result of the repayment of Dalian’s short term bank loans and repurchase of the Company’s convertible notes.

Income Taxes

	For the Year Ended December 31,		Change
(in millions, except percentage)	2009	2008	Amount	%
Income before Income Taxes	$22.9	$33.1	$(10.2)	-30.8%
Income tax expense	0.9	1.9	(1.0)	-52.6%
Effective income tax rate	4.1%	5.7%		-1.6%

Profit before income tax for PRC segment were $42.3 million and $42.1 million with income tax expense of $5.9 million and 5.4 million in 2009 and 2008, respectively, which is primarily due to Fushi International enjoying a PRC tax holiday at the rate of 12.5% from 2008 to 2010. Loss before income tax for US Entities were $19.3 million and $8.8 million with deferred income tax benefits of $5.0 million and $3.5 million in 2009 and 2008, respectively, which was determined at the U.S. federal income tax rate of 34% adjusted for non-deductible $2.3 million change in fair value of embedded conversion option and gain on extinguishment of the convertible notes and non-deductible $1.9 million non-cash liability settlement in 2009.

Net Income

As a result of the above factors, we had net income of $21.9 million in 2009 compared to net income of $31.2 million in 2008.

Selected Balance Sheet Data as of December 31, 2010 and December 31, 2009:

	Selected Balance Sheet Data
	December 31, 2010	December 31, 2009	Change
(in millions, except percentage)			Amount	%
Cash	$123.0	$60.6	$62.4	103.0%
Accounts Receivable	$65.7	$67.4	$(1.7)	-2.5%
PP&E (a)	$124.2	$117.4	$6.8	5.8%
Total Assets	$370.3	$297.3	$73.0	24.6%
Short Term Debt	$0.7	$14.0	$(13.3)	-95.0%
Long Term Debt	$5.7	$25.0	$(19.3)	-77.2%
Shareholders' Equity	$344.4	$239.5	$104.9	43.8%

(a) For breakdown of property, plant and equipment, please refer to footnote Note–5 for details.

Our financial condition continues to improve as measured by an increase of 43.8% in shareholders’ equity as of December 31, 2010 compared to December 31, 2009. Cash increased by $62.4 million, primarily due to net proceeds of $56.4 million from our public offering consummated in February 2010, and the strong sales, which were partially offset by repayment of $35.0 million of our HY notes. Accounts receivable decreased by 2.5% as a result of collection of aged debtors. We entered into a new credit facility resulting in a $6.4 million bank loan as at December 31, 2010.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At December 31, 2010, the majority of our cash were held in RMB denominated bank deposits with the PRC financial institutions. The PRC has strict rules for converting RMB to other currencies and for movement of funds from PRC subsidiaries to the US holding company. Consequently, we used funds from our public offering in the first quarter 2010 to invest in our non-PRC operations and have secured new working capital lines for non-PRC operations as our sales increase and our working capital needs grow.

Under PRC Company Law and relevant rules and regulations, our PRC subsidiaries may pay dividends only out of their retained earnings/net profit, if any, calculated according to PRC accounting standards, and only after accumulated losses from preceding years have been fully covered and the following appropriations have been made:

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

As is customary in the industry, we provide payment terms to most of our customers that exceed terms that we receive from our suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. . We expect that we will be able to meet our needs to fund operations, capital expenditures and other commitments in the next 12 months primarily with operating cash flows.

The following table sets forth a summary of our cash flows for the periods presented:

	For the Year End December 31,
(in millions)	2010	2009	2008
Net cash provided by operating activities	$50.7	$25.9	$0.6
Net cash used in investing activities	$(17.4)	$(4.6)	$(17.1)
Net cash provided by (used in) financing activities	$25.3	$(26.2)	$(2.6)
Effect of foreign currency exchange rate changes on cash	$3.8	$(0.0)	$4.8
Cash at beginning of year	$60.6	$65.6	$79.9
Cash at end of year	$123.0	$60.6	$65.6

Year Ended December 31, 2010

In 2010, net cash provided by operating activities was $50.7 million, an increase of $24.8 million compared to 2009, reflecting a significant improvement in operating cash flows.  The favorable changes are primarily attributable to a $101.2 million increase in cash collection for revenues and offset by a $77.0 million increase in cash expenditures to purchase raw materials.

In 2010, net cash used in investing activities was $17.4 million, which was primarily attributable to $5.1 million paid for Jinchuan acquisition, $1.3 million paid for Hongtai acquisition and the payment for land use right in Jiangsu amounting to $9.5 million. The Company paid additional $5.1 million to the selling shareholders of Jinchuan in January 2011 since Jinchuan met the performance targets for the year ended December 31, 2010.

In 2010, net cash provided by financing activities was $25.3 million, which was primarily attributable to the net proceeds of $56.4 million from an issuance of our common stock during the first quarter of 2010 and a long-term facility provided by Regions Bank amounting to $6.5 million, partially offset by a $35.6 million payment to extinguish our HY notes and $4.0 million payment to terminate the revolving line of credit.

Years Ended December 31, 2009 and 2008

In 2009, net cash provided by operating activities was $25.9 million, an increase of $25.3 million compared to 2008, reflecting a significant improvement in operating cash flows.  The changes is primarily due to $56.6 million decrease in cash expenditures to purchase raw materials and partially offset by $29.8 million decrease in cash collection for revenues.

In 2009, net cash used in investing activities was $4.6 million, which was primarily attributable to $5.1 million purchase of property, plant and equipment. In 2008, net cash used in investing activities was $17.1 million, which was primarily attributable to $18.4 million purchase of property, plant and equipment.

In 2009, net cash used in financing activities was $26.2 million, which was primarily attributable to $28.6 million repayment of long-term bank loans, HY notes payable and convertible notes payable. In 2008, net cash used in financing activities was $2.6 million, which was primarily attributable to $19.7 million repayment of long-term bank loan and revolving line of credit and partially offset by $16.9 million proceeds from long-term bank loans.

Days sales outstanding (DSO) has decreased from 117 days at December 31, 2009, to 92 days at December 31, 2010, while days payable outstanding (DPO) decreased to 7 days as of December 31, 2010, from 20 days at December 31, 2009.

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

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2009	Year ended December 31, 2010
Customer Payment Term	From payment in advance/ up to 120 days	Payment in advance/ up to 120 days
Supplier Payment Term	From payment in advance/ up to 30 days	Payment in advance/ up to 30 days

Inventory days on hand increased from 25 days at December 31, 2009 to 27 days at December 31, 2010. Advance to supplier’s turnover days has decreased from 24 days at December 31, 2009, to 23 days at December 31, 2010. The Company’s principal raw materials consist of aluminum, steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affects the prices of the Company’s products and influence the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products. The increased investment in both inventory and advance to suppliers in 2010 was primarily due to the projected increased demand of our products.

Contractual Obligations

Set out below are our contractual obligations at December 31, 2010:

Contractual obligations	Total	Payment due by less than 1 year	2–3 years	4-5 years	More than 5 5 Years
Other payables *1	$5,075,000	$5,075,000	$-	$-	$-
Long-term debt	7,484,993	874,223	1,675,395	1,577,996	3,357,379
Capital-lease obligation	146,667	81,611	65,056	-	-
Total	$12,706,660	$6,030,834	$1,740,451	$1,577,996	$3,357,379

* 1           On January 21, 2010, Fushi International entered into an agreement with the shareholders of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) (the “selling shareholders of Jinchuan”) to acquire 100% equity interest of Jinchuan in exchange for a consideration of USD5.075 million in cash and USD5.075 million contingent payment upon Jinchuan achieving certain performance targets for the year ended December 31, 2010. The contingent consideration of $5,075,000 was subsequently paid on January 31, 2011 since Jinchuan met the performance targets.

The table above does not include royalty payments to Nexans as the amounts, timing and likelihood of such payments are not known.  The amounts of royalty payments typically will not be determined until sales revenues have been generated.

Legal Proceedings

Please refer to Part I, Item 3 of this Annual Report on Form 10-K for information on legal proceedings.

Critical Accounting Policies

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions that affect (1) the reported amounts of our assets and liabilities; (2) the disclosure of our contingent assets and liabilities at the end of each reporting period; and (3) the reported amounts of revenues and expenses during each reporting period. We continually evaluate these judgments, estimates and assumptions based on our own historical experience, knowledge and assessment of current business and other conditions and our expectations regarding the future based on available information which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

When reading our consolidated financial statements, you should consider our selection of critical accounting policies, the judgment and other uncertainties affecting the application of such policies, and the sensitivity of reported results to changes in conditions and assumptions. We believe the following accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation
The Company’s consolidated financial statements include the financial statements of Fushi, its wholly owned subsidiaries, and Dalian Fushi, a variable interest entity in which the Company is the primary beneficiary. All significant inter-company transactions and balances have been eliminated on consolidation.

The Company has no direct or indirect legal ownership interest in Dalian Fushi. However, through a series of contractual agreements, including Entrusted Management Agreement, Voting Proxy Agreement, the Share Pledge Agreement and Exclusive Option Agreement (collectively, the “Restructuring Agreements”) among Fushi International, Dalian Fushi and its shareholders, Dalian Fushi’s shareholders have assigned all their rights as shareholders, including voting rights and disposition rights of their equity interests in Dalian Fushi to the Company.

In accordance with Accounting Standards Codification 810-10-15-14, Dalian Fushi is determined to be a variable interest entity because its holders of the equity investments do not participate significantly in income and losses and do not possess the direct or indirect ability through voting or similar rights to make decisions regarding its activities that have a significant effect on the success of Dalian Fushi.

Through the Restructuring Agreements, the Company has a controlling financial interest in Dalian Fushi because it has (i) the power to direct activities of Dalian Fushi that most significantly impact the economic performance of Dalian Fushi and (ii) the obligation to absorb losses from or the right to receive benefits of Dalian Fushi that could potentially be significant to Dalian Fushi. Therefore, in accordance with Accounting Standards Codification 810-10-25-38A, the Company is determined to be the primary beneficiary of Dalian Fushi and consolidates Dalian Fushi in its consolidated financial statements.

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

The Company extends unsecured credit to customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. We have not experienced any write-offs in our PRC operations and no material write-off of accounts receivable in our US operations. At December 31, 2010 and 2009, we had an allowance for doubtful accounts of USD 538, 903 and USD1,024,684, respectively.

Aging Analysis of accounts receivable:

	December 31, 2010	December 31, 2009

1-30 days	$25,499,008	$19,055,520
31-60 days	22,967,587	17,322,457
61-90 days	16,662,495	15,029,899
91-180 days	1,175,333	12,776,229
180-365 days	2	4,027,988
Over 365 days	-	220,163
Bad debts allowance	(538,903)	(1,024,684)
Total	$65,765,722	$67,407,572

Long-Lived Assets

Our long-lived assets include property, plant and equipment, intangible assets, land use rights and goodwill.

Except for goodwill, we depreciate and amortize our property, plant and equipment, intangible assets and land use rights, using the straight-line method of accounting over the estimated useful lives of the assets. We make estimates of the useful lives of property, plant and equipment, including the salvage values, intangible assets and land use rights in order to determine the amount of depreciation and amortization expense to be recorded during each reporting period. We estimate the useful lives at the time the assets are acquired based on historical experience with similar assets.

We evaluate long-lived assets, including property, plant and equipment, intangible assets subject to amortization, and land use rights for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We assess recoverability by comparing carrying amount of a long-lived asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated undiscounted future cash flows, we recognize an impairment charge based on the amount by which the carrying amount exceeds the estimated fair value of the asset or asset group. We estimate the fair value of the asset or asset group based on the best information available, including prices for similar assets and in the absence of an observable market price, the results of using a present value technique to estimate the fair value of the asset or asset group.

We evaluate goodwill at least annually for impairment, and more frequently if events and circumstances indicate that it might be impaired. We evaluate the recoverability of goodwill using a two-step impairment test approach at the reporting unit level at the end of each year. A reporting unit is an operating segment or one level below an operating segment, or a ‘‘component.’’ A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. The first step of the impairment test involves comparing the fair value of our reporting unit with its carrying amount, including allocated goodwill. Secondly, if the carrying amount exceeds the fair value, we then recognize an impairment loss for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. We determine the implied fair value of goodwill by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. The determination of fair value of the reporting unit and the assets and liabilities within the reporting unit requires us to make significant estimates and assumptions. The estimates and assumptions primarily include, but are not limited to, revenue growth rates, gross margin percentages, earnings before depreciation and amortization, projected working capital needs, capital expenditures forecasts, discount rates and terminal growth rates. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. To determine fair value, we discount the expected cash flows of the reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in the reporting unit’s operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of the model, we use a terminal value approach. Under this approach, we use the estimated cash flows in the final year of the models and apply a perpetuity growth assumption and discount the relative cash flows by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into our estimate of fair value.

No impairment on our long-lived assets was recognized in 2010, 2009 and 2008.

Revenue Recognition
Revenue is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery of the products has occurred, the fee is fixed or determinable and collectibility is reasonably assured. These criteria as they relate to each of the following major revenue generating activities are described below.

For sales to PRC customers, products are considered delivered when they reach the customers’ location and are accepted by customers, which is the point when the customers take ownership and assume risk of loss. For sales to U.S. and overseas customers, products are considered delivered when they reach the named port of shipment or destination, which is the point when the customers take ownership and assume risk of loss. Delivery is evidenced by a signed customer acceptance form for PRC sales and is evidenced by signed bills of lading for sales to U.S. and overseas customers.

The Company’s sales agreements do not provide customers the right of return, price protection or any other concessions. However, the Company allows for an exchange of products or return if the products are defective. For the years presented, defective product returns were immaterial.

Although most of our products are covered by our warranty programs, the terms and conditions of which vary depending on the customers and the product sold. Because we have not experienced any significant warranty claims in the past, we have not established any reserve for warranty claims or defective products.

The Company’s sales are net value added tax (“VAT”) collected on behalf of tax authorities in respect of product sales. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

Income Tax Uncertainties and Realization of Deferred Income Tax Assets

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates or tax laws is recognized in the consolidated statements of income and other comprehensive income in the period the change in tax rates or tax laws is enacted. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion or all of the deferred income tax assets will not be realized.

As of December 31, 2010 and 2009, we had total gross deferred income tax assets of USD20 million and USD17 million, respectively. The deferred income tax assets are mainly relating to the tax loss carryforwards and other temporary differences of the Company and its U.S. subsidiaries (“U.S. Entities”) which files a consolidated tax return in the U.S..  We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction.

As of December 31, 2010 and 2009, our valuation allowance against deferred income tax assets was USD 20 million and USD 2.8 million, respectively. The incease in the valuation allowance is because of a substantial change in the Company’s global business strategy during 2010 which creates uncertainty on the future profitability of the U.S. Entities. During 2010, the Company approved a global expansion plan and a global marketing strategy. In order to expand its global market share, the Company will recruit senior marketing and business strategy executives to formulate strategic and action plans to push forward such initiative. Additional executive and marketing costs at the Company level are expected to be incurred in the near term. These changes in circumstances have resulted in a change in judgment about the future realizability of the U.S. Entities’ deferred income tax assets. Therefore, a valuation allowance of USD14 million against the beginning-of-the-year balance of the deferred income tax assets was provided as of December 31, 2010.

We recognize the impact of a tax position if we determine the position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate tax authority that has full knowledge of all relevant information. In addition, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The tax positions are regularly reevaluated based on the results of the examination of income tax filings, statute of limitations expirations and changes in tax law that would either increase or decrease the technical merits of a position relative to the more-likely-than-not recognition threshold. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and other comprehensive income.

Share-Based Compensation

We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and recognize the cost over the period the employee is required to provide service in exchange for the award, which generally is the vesting period. We have elected to recognize the compensation cost for an award with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. However, the cumulative amount of compensation cost recognized at any date equals at least the portion of the grant date value of such award that is vested at that date.

We estimated the fair value of our share options using the Black-Scholes Option Pricing model. The model incorporates expected various and highly subjective assumption. The expected volatility was based on implied volatilities from traded options, peer companies volatilities and historical volatility of the Company’s common stocks. The risk free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. There is no expected dividend yield, as the Company has not paid dividend and does not anticipate to pay dividend over the term of the grants.

Changes in our estimates and assumptions regarding the expected volatility could significantly impact the estimated fair values of our share options determined under the Black-Scholes valuation model and, as a result, our net income.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions since inception.

Subsequent Events

On April 1, 2011, Copperweld failed to provide the audited annual consolidated financial statements of Fushi to the Regions Bank by March 31, 2011. On April 4, 2011, the Company received a waiver from the Regions Bank pursuant to which the Regions Bank waived its rights until April 30, 2011 for the Company to provide the bank with its 2010 audited consolidated financial statements by that date.

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

We are primarily exposed to price risk related to our purchase of copper used in the manufacture of our products. We purchase most of our raw materials at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers and, therefore, we are exposed to the risk of fluctuating raw material prices. Our raw material price risk is mitigated because we generally pass changes in raw material costs to our customers.

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2010 and did not employ any commodity price derivatives in 2010.

Foreign Exchange Risk

While our reporting currency is the USD, a significant portion of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between USD and RMB. If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $4,447,405 based on our revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2010. As of December 31, 2010, our accumulated foreign currency translation gain as part of accumulated other comprehensive income amounted to $36,113,499 and our foreign currency translation gain recognized in other comprehensive income in 2010 was $10,891,105. We entered into a cross-currency interest swap derivative in 2007, which was terminated in 2010. We do not intend to enter into any hedging transactions in an effort to reduce our exposure to foreign exchange risk in the future. The value of the RMB against the USD and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Credit Risk

We have not experienced significant credit risk, as most of our customers are long-term customers with good payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We typically only extend 30 to 90 day trade credit to our largest customers that tend to be well-established and large businesses, although we do on occasion extend credit beyond 90 days when we believe a particular contract to be of important strategic interest. We have rarely seen accounts receivable uncollected beyond contract terms and have experienced minimal write-off of accounts receivable in the past.

Inflation Risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of total revenues if the selling prices of our products do not increase with these increased costs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated balance sheets of Fushi Copperweld, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010 together with the related notes and the reports of our independent registered public accounting firm, are set forth on the “F” pages of the Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on our assessment, the CEO and the CFO determined that, as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2010 due to the material weaknesses described below under Management’s Report on Internal Control Over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Internal Control over Financial Reporting

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s internal control over financial reporting is a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on a framework established in Internal Control Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission (COSO) as of December 31, 2010. Based on such evaluation, our management, including the CEO and CFO, has concluded that the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) as of December 31, 2010 is ineffective. This assessment identified two material weaknesses related to (1) insufficient competent accounting personnel in applying U.S. generally accepted accounting principles in the financial reporting process and (2) ineffective review controls over the determination of the fair values of derivative financial instruments, share-based payment awards, assets acquired and liabilities assumed in business combinations, resulting in misapplication of U.S. GAAP regarding the determination of the realizability of deferred income tax assets and accounting for cross-currency interest swap derivatives, and the incorrect fair values of derivative financial instruments, share-based payment awards, assets acquired and liabilities assumed in business combinations. The Company has already taken measures to remediate these material weaknesses by adding a qualified Financial Controller in mid 2010, and an experienced CFO in late 2010. The Company undertakes to enhance the supervision, monitoring and reviewing of financial statement preparation processes. Furthermore, the Company will engage qualified entities to arrange training for financial and accounting personnel on a periodic basis to so that they could have adequate knowledge about U.S. GAAP and SEC rules and related disclosure requirements.

We acquired Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) and Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”) during the year ended December 31, 2010, and management excluded from its assessment of the effectiveness of our internal control over financial reporting, as of December 31, 2010, the internal control over financial reporting of Hongtai and Jinchuan associated with total assets of USD23,959,055 and total revenues of USD29,109,098 included in the consolidated financial statements as of and for the year ended December 31, 2010.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report appearing herein under Item 9A(b) of this Annual Report on Form 10-K. Our independent registered public accounting firm has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses noted above, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Fushi Copperweld, Inc.:

We have audited Fushi Copperweld, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fushi Copperweld, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to (1) insufficient competent accounting personnel in applying U.S. generally accepted accounting principles in the financial reporting process and (2) review controls over the determination of the fair values of derivative financial instruments, share-based payment awards, assets acquired and liabilities assumed in business combinations, have been identified and included in management’s assessment.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Fushi Copperweld, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the year then ended. These two material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of those consolidated financial statements, and this report does not affect our report dated April 4, 2011, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effects of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Fushi Copperweld, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Fushi Copperweld, Inc. acquired Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) and Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”) during the year ended December 31, 2010 and management excluded from its assessment of the effectiveness of Fushi Copperweld, Inc.’s internal control over financial reporting as of December 31, 2010, the internal control over financial reporting of Hongtai and Jinchuan associated with total assets of USD23,959,055 and total revenues of USD29,109,098 included in the consolidated financial statements of Fushi Copperweld, Inc. as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Fushi Copperweld, Inc. also excluded an evaluation of the internal control over financial reporting of Hongtai and Jinchuan.

We do not express an opinion or any other form of assurance on management’s statements referred to corrective actions taken after December 31, 2010, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ KPMG

Hong Kong, China
April 4, 2011

ITEM 9B.	OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the year ended December 31, 2010 which were not disclosed on such form.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is set forth in Part I herein under the heading Executive Officers of the Registrant”. The information set forth in the 2011 Proxy Statement under the captions “Election of Directors—Nominees; Election of Directors—Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended; Election of Directors—The Board of Directors— second and third paragraphs; and Election of Directors—Board Committees—Audit Committee—first and fourth sentence of first paragraph is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in the 2011 Proxy Statement under the captions Election of Directors—Executive Compensation; Election of Directors—Board Committees—Compensation Committee Report; and Election of Directors—Board Committees—Compensation Committee Interlocks and Insider Participation is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the 2011 Proxy Statement under the caption Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2010, our Co-CEO and principal shareholder, Mr. Li Fu, advanced $15 million to Fushi to assist it in the establishment of Fushi JiangSu, a wholly-owned PRC subsidiary of Fushi.  The loan is non-interest bearing and was due on demand.  Mr. Fu advanced to Fushi another $8 million in October 2010 for the same reason.  In October 2010, Fushi International repaid all of the borrowings from Mr. Li Fu in equivalent RMB at the exchange rate prevailing in the PRC.  Fushi JiangSu’s registered capital was increased to $23 million in October 2010.

In July 2009, Fushi borrowed a loan from Mr. Li Fu in the amount of $12.2 million in order to repay a portion of the HY Notes and the Convertible Notes. The loan is non-interest bearing and due on demand. Fushi International repaid the total amount to Mr. Li Fu in equivalent RMB at the exchange rate prevailing in the PRC in the fourth quarter of 2009.

In 2010, 2009 and 2008, we rented an office of approximately 800 square meters in Beijing from Mr. Li Fu free of charge. The amount of rental fee based on quoted price for similar facilities was determined to be insignificant.

The information set forth in the 2011 Proxy Statement under the captions Election of Directors—Nominees identifying the directors; Election of Directors—Director Independence; and Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the 2011 Proxy Statement under the captions Ratification of Appointment of Auditors—Fees of Independent Auditor and Ratification of Appointment of Auditors—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following are filed as part of this report:

The financial statements and financial statement schedules listed on the Index to Consolidated Financial Statements and Schedules and

The exhibits listed on the Exhibit Index, including the following management contracts or compensatory plans:

Fushi Copperweld, Inc. 2007 Stock Incentive Plan
Fushi Copperweld, Inc. Form of Non-Qualified Stock Option Agreement
Fushi Copperweld, Inc. Form of Qualified Stock Option Agreement
Settlement Agreement with John Christopher Finley, dated as of May 29, 2008
Employment Agreement of Dwight Berry, dated as of May 28, 2008
Employment Agreement of Wenbing Christopher Wang, dated July 22, 2008
Confidential Employment Separation Agreement and Release, dated March 3, 2009 between James Todd and Fushi Copperweld, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUSHI COPPERWELD, INC.

Date: April 4, 2011	By:	/s/ Li Fu
Li Fu, Co-CEO
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 4, 2011	/s/	Craig H. Studwell
Craig H. Studwell, Chief Financial Officer
(Principal Accounting Officer)

April 4, 2011	/s/	Li Fu
Li Fu, Director

April 4, 2011	/s/	Joseph J. Longever
Joseph J. Longever, Director

April 4, 2011	/s/	Wenbing Christopher Wang
Wenbing Christopher Wang, Director

April 4, 2011	/s/	Bai Feng
Bai Feng, Director

April 4, 2011	/s/	Jiping Hua
Jiping Hua, Director

April 4, 2011	/s/	Barry Raeburn
Barry Raeburn, Director

April 4, 2011	/s/	John Perkowski
John Perkowski, Director

S-1

FUSHI COPPERWELD, INC.

Exhibit Index to Annual Report on Form 10-K
For the Year Ended December 31, 2010

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

Number	Description

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

10.21	Notes Purchase Agreement, dated August 13, 2009, by and between Fushi Copperweld, Inc. and Citadel Equity Fund Ltd.(13)

10.22	Forbearance Agreement, dated August 17, 2009 by Copperweld BiMetallics LLC, Copperweld BiMetallics UK Limited and Fushi Copperweld, Inc. and Wells Fargo Bank, NA(14)

10.23	Executive Employment Agreement for Beihong (Linda) Zhang, dated September 1, 2009(15)

10.24	First Amendment to Forbearance Agreement, dated October 27, 2009(16)

10.25	Executive Employment Agreement for Joseph Longever, dated November 27, 2009(17)

10.26	Credit and Security Agreement dated as of August 31, 2010 between Copperweld Bimetallics LLC and Regions Bank (19)

21.1	List of Subsidiaries†

23.1	Consent of Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)†

23.2	Consent of KPMG†

31.1	Certification of Li Fu and Joseph J. Longever pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Craig H. Studwell pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	Indicates employee benefit plan or agreement.

†	Filed herewith.

(|$$|A11) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 14, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A (Amendment No. 1) filed on December 20, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 5, 2006.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 26, 2007.

(5)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14 C dated March 27, 2008.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008, filed on May 10, 2008.

(7)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed on August 13, 2008.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2009, filed on May 11, 2008.

(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 20, 2009.

(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on May 26, 2009.

(11)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3/A filed on August 6, 2009

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 19, 2009.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2009.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 8, 2009.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 2, 2009.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 30, 2009.

(18)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on March 16, 2009.

(12)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 8, 2010.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Fushi Copperweld, Inc.:

We have audited the accompanying consolidated balance sheet of Fushi Copperweld, Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fushi Copperweld, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fushi Copperweld, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 4, 2011 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hong Kong, China
April 4, 2011

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

March 9, 2010 (March 28, 2011 as to the effects of the restatement discussed in Note 2)

 FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31
	2010	2009
	USD	USD
ASSETS
Current assets:
Cash	123,000,338	60,597,849
Accounts receivable	65,765,722	67,407,572
Inventories	16,143,922	10,875,782
Advances to suppliers	15,022,976	8,582,346
Prepaid expenses and other current assets	743,206	2,137,566
Total current assets	220,676,164	149,601,115
Property, plant and equipment, net	124,177,512	117,385,566
Intangible assets, net	577,587	592,704
Land use rights	13,089,733	11,331,351
Deposits for land use right	9,623,181	—
Goodwill	1,669,789	—
Deferred income tax assets	—	14,283,528
Other non-current assets	443,397	4,100,860
Total assets	370,257,363	297,295,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	—	4,033,783
Current portion of long-term bank loan	650,000	—
Notes payable, current	—	10,000,000
Accounts payable	3,241,428	4,002,773
Accrued expenses and other current liabilities	15,542,111	7,035,634
Total current liabilities	19,433,539	25,072,190
Long-term bank loan	5,687,500	—
Notes payable, noncurrent	—	25,000,000
Cross-currency interest swap derivative	—	7,532,527
Deferred income tax liabilities	669,540	—
Other non-current liabilities	65,057	153,626
Total liabilities	25,855,636	57,758,343
Shareholders’ equity:
Common stock, $0.006 par value, 100,000,000 shares authorized; 38,099,138 and 29,772,780 shares issued and outstanding as of December 31, 2010 and 2009, respectively	228,596	178,638
Additional paid-in capital	167,596,792	105,540,676
Retained earnings	140,462,840	108,595,073
Accumulated other comprehensive income	36,113,499	25,222,394
Total shareholders’ equity	344,401,727	239,536,781
Commitments and contingencies
Total liabilities and shareholders' equity	370,257,363	297,295,124

See accompanying notes to consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND
OTHER COMPREHENSIVE INCOME
For the Years Ended December 31, 2010, 2009 and 2008

	Year ended December31,
	2010	2009	2008
	USD	USD	USD

Revenues	264,972,400	182,932,292	221,434,702
Cost of revenues	185,684,859	128,122,357	164,181,739
Gross profit	79,287,541	54,809,935	57,252,963
Operating expense:
Selling expenses	5,793,565	4,869,987	4,607,459
General and administrative expenses	15,451,132	13,051,442	15,555,267
Total operating expense	21,244,697	17,921,429	20,162,726
Income from operations	58,042,844	36,888,506	37,090,237
Other income (expense):
Interest income	811,408	369,267	662,290
Interest expense	(903,593)	(5,271,427)	(8,833,866)
Gain (loss) on cross-currency interest swap derivative	128,861	(4,730,440)	4,301,382
Loss on extinguishment of HY Notes	(2,395,778)	—	—
Gain on extinguishment of Convertible Notes	—	3,842,935	—
Change in fair value of warrants liability	—	(752,114)	—
Change in fair value of embedded conversion option	—	(7,181,198)	—
Other expense	(623,065)	(314,570)	(112,303)
Total other expense	(2,982,167)	(14,037,547)	(3,982,497)
Income before income taxes	55,060,677	22,850,959	33,107,740
Income tax expense	23,192,910	939,171	1,901,940
Net income	31,867,767	21,911,788	31,205,800

Other comprehensive income:
Unrealized gain on marketable securities	—	—	22,301
Foreign currency translation adjustment, net of nil income taxes	10,891,105	132,816	12,535,951
Comprehensive income	42,758,872	22,044,604	43,764,052
Earnings per share:
Basic	0.86	0.78	1.14
Diluted	0.85	0.76	1.10

See accompanying notes to consolidated financial statements.

FUSHI COPPERWELD, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
		USD	USD	USD	USD	USD
Balance as of December 31, 2007	25,311,304	151,868	77,665,064	56,834,635	12,531,326	147,182,893
Conversion of notes payable at US$7 per share	2,142,857	12,857	14,987,143			15,000,000
Exercise of warrants in cash	44,873	270	139,124			139,394
Share based compensation			1,868,809			1,868,809
Net income				31,205,800		31,205,800
Foreign currency translation adjustment, net of nil income tax					12,535,951	12,535,951
Unrealized gain on marketable securities					22,301	22,301
Transaction cost in connection with issuance of common stock			(3,487,250)			(3,487,250)
Balance as of December 31, 2008, as previously reported	27,499,034	164,995	91,172,890	88,040,435	25,089,578	204,467,898
Cumulative effect of change in accounting principle				(1,357,150)		(1,357,150)
Balance as of January 1, 2009, as adjusted	27,499,034	164,995	91,172,890	86,683,285	25,089,578	203,110,748
Issuance of common stock for cash	400,000	2,400	1,706,157			1,708,557
Issuance of common stock to extinguish convertible notes payable	440,529	2,643	3,997,357			4,000,000
Issuance of common stock to settle Kuhn’s litigation	1,470,752	8,825	6,254,456			6,263,281
Retirement of common stock	(100,000)	(600)				(600)
Reclassification of warrants from liability to equity due to removal of cash redemption feature			963,557			963,557
Exercise of warrants in cash	57,203	343	166,283			166,626
Net share settlement of stock options	5,262	32	(32)			—
Share based compensation			1,280,008			1,280,008
Net income				21,911,788		21,911,788
Foreign currency translation adjustment, net of nil income taxes					132,816	132,816
Balance as of December 31, 2009	29,772,780	178,638	105,540,676	108,595,073	25,222,394	239,536,781
Issuance of common stock in cash at US$8 per share, net of transaction costs of US$3,438,550	7,475,000	44,850	56,316,650			56,361,500
Issuance of common stock to the selling shareholder of Hongtai	263,158	1,579	2,598,421			2,600,000
Exercise of warrants in cash	450,537	2,703	1,850,567			1,853,270
Exercise of stock options, including net share settlement	76,663	460	356,979			357,439
Issuance of vested shares	61,000	366	(366)			—
Share based compensation			933,865			933,865
Net income				31,867,767		31,867,767
Foreign currency translation adjustment, net of nil income taxes					10,891,105	10,891,105
Balance as of December 31, 2010	38,099,138	228,596	167,596,792	140,462,840	36,113,499	344,401,727

See accompanying notes to consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
	USD	USD	USD
Cash flows from operating activities:
Net income	31,867,767	21,911,788	31,205,800
Adjustments to reconcile net income to cash provided by operating activities:
Accrual (reversal) of bad debt allowance	(507,829)	705,826	178,467
Write-down of inventories	276,898	79,563	96,893
Depreciation and amortization	12,446,645	10,238,792	6,875,310
Loss on disposal of long-lived assets	294,595	117,430	28,887
Amortization of debt issuance cost	255,673	1,272,375	2,798,205
Deferred income tax expenses (benefit)	14,283,528	(4,991,296)	(3,544,998)
Share-based compensation expense	933,865	1,280,008	1,868,809
Unrealized loss (gain) on cross-currency interest swap derivative	(882,527)	3,155,451	(4,138,320)
Loss on extinguishment of HY Notes	2,395,778	—	—
Gain on extinguishment of Convertible Notes	—	(3,842,935)	—
Change in fair value of embedded conversion option	—	7,181,198	—
Change in fair value of warrants liability	—	752,114	—
Loss on marketable securities	—	—	16,158
Change in operating assets and liabilities, net of effect of acquisitions of Jinchuan and Hongtai:
Accounts receivable	7,861,342	(18,099,658)	(24,909,355)
Inventories	(3,862,514)	(3,856,156)	5,113,772
Advances to suppliers	(5,378,045)	11,661,597	(17,408,968)
Prepaid expenses and other current assets	422,085	(220,548)	(104,022)
Accounts payable	(4,022,618)	(3,111,464)	4,076,919
Accrued expenses and other current liabilities	(5,695,936)	1,653,804	(1,548,213)
Net cash provided by operating activities	50,688,707	25,887,889	605,344
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	—	2,983,842
Payments for acquisitions of Jinchuan and Hongtai	(6,375,000)	—	—
Cash acquired from acquisition of Jinchuan and Hongtai	901,442	—	—
Proceeds from disposal of equipment	255,260	424,444	—
Purchase of land use rights	(9,480,129)	—	(1,698,433)
Purchase of property, plant and equipment	(2,679,246)	(5,058,250)	(18,375,394)
Net cash used in investing activities	(17,377,673)	(4,633,806)	(17,089,985)

See accompanying notes to consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31, 2010, 2009 and 2008

	Year Ended December 31,
	2010	2009	2008
	USD	USD	USD
Cash flows from financing activities:
Proceeds from interest-free loans provided by Mr. Li Fu	23,000,000	12,186,677	—
Repayment of interest-free loans provided by Mr. Li Fu	(23,000,000)	(12,186,677)	—
Release of restricted cash	—	1,000,000	—
Repayment on revolving line of credit	(4,033,783)	(719,760)	(2,419,008)
Proceeds from long-term bank loans	6,500,000	—	16,908,000
Repayment of long-term bank loans	(162,500)	(17,553,600)	(17,268,032)
Repayment of notes payable	(35,600,000)	(5,000,000)	—
Repurchase of convertible notes payable	—	(6,060,000)	—
Proceeds from issuance of common stock and warrants	62,010,759	2,086,626	139,124
Transaction costs paid in connection with issuance of common stock	(3,438,550)	—	—
Net cash provided by (used in) financing activities	25,275,926	(26,246,734)	(2,639,916)

Effect of foreign currency exchange rate changes on cash	3,815,529	(21,270)	4,821,569
Net increase (decrease) in cash	62,402,489	(5,013,921)	(14,302,988)
Cash at beginning of year	60,597,849	65,611,770	79,914,758
Cash at end of year	123,000,338	60,597,849	65,611,770

Supplemental disclosure of cash flow information:
Interest paid	1,425,935	3,725,954	6,327,084
Income taxes paid	8,429,771	5,131,397	4,509,274

Non cash investing and financing transactions:
Conversion of convertible notes into common stock	—	—	15,000,000
Issuance of common stock in connection with the Hongtai acquisition	2,600,000	—	—
Issuance of common stock to extinguish convertible notes payable	—	4,000,000	—
Issuance of common stock to settle Kuhn’s litigation	—	6,263,281	—
Accrual for the acquisition of Jinchuan	5,075,000	—	—
Accrual for the transaction cost in connection with issuance of common stock	—	—	3,487,250
Accrual for the transaction cost in connection with issuance of notes payable	—	—	3,000,000

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

Fushi Copperweld, Inc (“Fushi”) through its wholly-owned subsidiaries, Fushi Holdings, Inc. (“Fushi Holdings”), Fushi International (Dalian) Bimetallic Cable Co., Ltd. (“Fushi International”), Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”), Fushi International (JiangSu) Bimetallic Cable Co., Ltd. (“Fushi JiangSu”), Copperweld Bimetallics, LLC, (“Copperweld”) and Copperweld Bimetallics UK, Ltd. (“Copperweld UK”), and its consolidated variable interest entity, Dalian Fushi Bimetallic Manufacturing Co., Ltd. (“Dalian Fushi”) (collectively, referred to hereinafter as the “Company”), is engaged primarily in the production and sales of bimetallic wire products, including copper-clad aluminum (“CCA”) and copper-clad steel (“CCS”).   The Company also produces and sells power cables starting from February 2010, upon the consummation of Jinchuan acquisition.  See note 18.

The Company has five production facilities. Two are located in Dalian, Liaoning province of the People’s Republic of China (“PRC”), one is located in Yixing, Jiangsu province of the PRC, one is located in Fayetteville, Tennessee, in the United States (“US”), and one is located in Telford, England, in the U.K. The Company sells to manufacturing companies worldwide that operate primarily in the telecommunications, electrical utility, and transportation industries.

The percentages of the Company’s total revenues from its products are as follows:

	Year Ended December 31,
	2010		2009		2008
	USD	%	USD	%	USD	%
CCA	200,046,240	75%	156,490,961	86%	175,915,262	79%
CCS	34,070,608	13%	24,498,346	13%	42,016,475	19%
Power cables	29,109,098	11%	-	0%	-	0%
Others	1,746,454	1%	1,942,985	1%	3,502,965	2%
Total	264,972,400	100%	182,932,292	100%	221,434,702	100%

The Company expects revenues from sales of CCA and CCS to represent a substantial portion of its revenue in the future.  Any factors adversely affecting the sale of these two products will have a material adverse effect on the Company’s business, financial position and results of operations.

The percentages of the Company’s total revenues from customers located in the PRC, US and other countries are as follows:

	Year Ended December 31,
	2010		2009		2008
	USD	%	USD	%	USD	%

PRC	210,344,029	79%	145,846,314	79%	156,342,939	70%
US	40,054,490	15%	28,476,262	16%	45,754,350	21%
Other countries	14,573,881	6%	8,609,716	5%	19,337,413	9%
Total	264,972,400	100%	182,932,292	100%	221,434,702	100%

The Company expects revenues from customers located in the PRC and US to represent a substantial portion of its revenues in the future.  Any factors adversely affecting the bimetallic wire sector in the PRC and US will have a material adverse effect on the Company’s business, financial position and results of operations.

The Company purchases raw materials from a limited number of suppliers. Five major suppliers provided approximately 58%, 60% and 65% of the Company’s raw materials for the years ended December 31, 2010, 2009 and 2008, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations. .

Note 2 – Summary of significant accounting policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of Fushi, its wholly-owned subsidiaries and consolidated variable interest entity (“VIE”), in which the Company is the primary beneficiary.  All significant intercompany balances and transactions have been eliminated on consolidation.

Fushi has no direct or indirect legal ownership interest in Dalian Fushi, which holds the titles of an office building and land use rights in Dalian on behalf of the Company. Dalian Fushi has no operations since 2006.  Through a series of contractual agreements, including the Entrusted Management Agreement, the Voting Proxy Agreement, the Share Pledge Agreement and Exclusive Option Agreement (collectively, the “Restructuring Agreements”) among Fushi International, Dalian Fushi and its shareholders, Fushi, through Fushi International, is able to (i) direct the activities of Dalian Fushi that most significantly impact its economic performance;  and (ii) absorb losses and receive benefits from Dalian Fushi that could potentially be significant to it.  As a result, in accordance with Accounting Standards Update (“ASU”) 2009-17 issued by the Financial Accounting Standards Board (“FASB”), the Company is considered to be the primary beneficiary of Dalian Fushi and the financial statements of Dalian Fushi are consolidated in the Company’s consolidated financial statements.

Total assets, including primarily an office building and land use rights, and total liabilities, including accrued expenses and other current liabilities, of Dalian Fushi as of December 31, 2010 that amounted to USD51,825,814 and USD273,253, respectively, and revenues and net loss of Dalian Fushi for the year ended December 31, 2010 that amounted to nil and USD3,827,079, respectively, were included in the accompanying consolidated financial statements as of and for the year ended December 31, 2010.

 (c) Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the fair values of assets acquired and liabilities assumed in business combinations, the recoverability of the carrying amounts of property, plant and equipment, goodwill and intangible assets, the realizability of inventories and deferred income tax assets, the useful lives of property, plant and equipment and intangible assets, the collectibility of accounts receivable, the fair values of share-based compensation expense, and the accruals for tax uncertainties and other contingencies.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(d) Foreign Currency

The Company’s reporting currency is the US dollar (USD). The functional currency of Fushi and its subsidiaries in the United States is the USD. The functional currency of Fushi’s subsidiaries and consolidated VIE in the PRC is Renminbi (RMB).  The functional currency of Fushi’s subsidiary in the United Kingdom is British Pounds (GBP).

Transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency using the applicable exchange rates at the balance sheet date.  The resulting exchange differences are recorded in other expense in the consolidated statements of income and other comprehensive income.

Assets and liabilities of the group entities with functional currencies other than USD are translated into USD using the exchange rate on the balance sheet date.  Revenues and expenses are translated into USD at average rates prevailing during the reporting period. The differences resulting from such translation are recorded as a separate component of accumulated other comprehensive income within equity.

Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (“PBOC”) or other institutions authorized to buy and sell foreign exchange.

(e) Cash

Cash consist of cash on hand and cash in bank. As of December 31, 2010 and 2009, the Company placed 86% and 98% of its total cash, respectively, with a large financial institution in the PRC.

(f) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

(g) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using weighted average cost method.  Work-in-progress and finish goods comprise direct materials, direct labor and an allocation of related manufacturing overhead based on normal operating capacity.

(h) Long-lived Assets

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.  The estimated useful life of property, plant and equipment is as follows:

Estimated Useful Life
Plant and buildings	20-40 years
Machinery and equipment	7-15 years
Office equipment and furniture	3-5 years
Motor vehicles	3-5 years

An appropriate allocation of depreciation expense of property, plant and equipment attributable to manufacturing activities is capitalized as part of the cost of inventory, and expensed in cost of revenues when the inventory is sold.  Costs incurred in the construction of property, plant and equipment, including an allocation of interest expense incurred, are capitalized and transferred into their respective asset category when the assets are ready for their intended use, at which time depreciation commences. Ordinary maintenance and repairs are charged to expenses as incurred, while replacements and betterments are capitalized.  When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value of the item disposed and proceeds realized thereon.

Intangible Assets

Intangible assets, consisting of patents, are amortized on a straight-line basis, as the pattern of the economic benefit of intangible assets cannot be reliably determined, over their estimated useful life of 7-20 years. The estimated useful life is the period over which the intangible asset is expected to contribute directly or indirectly to the future cash flows of the Company.

Land Use Rights

A land use right in the PRC represents an exclusive right to occupy, use and develop a piece of land during the contractual term of the land use right. Land use rights are usually paid in one lump sum at the date the right is granted. The prepayment usually covers the entire duration period of the land use right. The lump sum advance payments are capitalized and recorded as land use rights and then charged to expense on a straight-line basis over the period of the rights, which ranges between 30 and 50 years.

The amortization of land use rights is included in general and administrative expense in the amount of USD372,125, USD333,063 and USD327,444 for the years ended December 31, 2010, 2009 and 2008, respectively.

During the year ended December 31, 2010, the Company prepaid USD9,480,129 for the purchase of a land use right.  As of December 31, 2010, the Company has not obtained the title of the land use right yet. The prepayment is recorded in “deposits for land use right” in the consolidated balance sheet as of December 31, 2010 and will be reclassified to “land use rights” when the title is obtained.

(i) Impairment of Long-Lived Assets

In accordance with the provision of ASC Subtopic 360-10, long-lived assets, such as property, plant and equipment, intangible assets subject to amortization and land use rights, are reviewed for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  Recoverability of a long-lived asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group.  If the carrying value of an asset or asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount that the carrying value exceeds the estimated fair value of the asset or asset group.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary.  Assets to be disposed are reported at the lower of carrying amount or fair value less costs to sell, and are no longer depreciated.

No impairment of long-lived assets was recognized for any of the years presented.

(j) Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in a business combination.  Goodwill is reviewed for impairment at least annually in accordance with the provisions of ASC Topic 350, Intangibles – Goodwill and Other.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company performs step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performs its annual impairment review of goodwill at December 31, or when a triggering event occurs between annual impairment tests.  No impairment of goodwill was recognized for any of the years presented.

(k) Derivative Financial Instruments

The Company accounts for derivatives in accordance with ASC Topic 815, Derivative and Hedging, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. Changes in the fair value of derivative instruments not designated for hedge accounting are recognized in earnings.

(l) Revenue Recognition

Revenue is recognized when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery of the products has occurred, the fee is fixed or determinable and collectibility is reasonably assured.  These criteria as they relate to each of the following major revenue generating activities are described below.

For sales to PRC customers, products are considered delivered when they reach the customers’ location and are accepted by customers, which is the point when the customers take ownership and assume risk of loss.  For sales to U.S. and overseas customers, products are considered delivered when they reach the named port of shipment or destination, which is the point when the customers take ownership and assume risk of loss. Delivery is evidenced by a signed customer acceptance form for PRC sales and is evidenced by signed bills of lading for sales to U.S. and overseas customers.

The Company’s sales agreements do not provide customers the right of return, price protection or any other concessions.  However, the Company allows for an exchange of products or return if the products are defective.  For the years presented, defective product returns were immaterial.

The Company’s sales are net value added tax (“VAT”) collected on behalf of tax authorities in respect of product sales. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

(m) Shipping and Handling Costs

Shipping and handling costs related to delivery of products are included in selling expenses, which were USD3,060,062, USD2,307,985 and USD1,979,689 for the years ended December 31, 2010, 2009 and 2008, respectively.

(n) Research and Development Expense

Research and development costs are expensed as incurred.

(o) Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates or tax laws is recognized in the consolidated statements of income and other comprehensive income in the period the change in tax rates or tax laws is enacted. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of income and other comprehensive income.

(p) Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments.  The contributions are made for each PRC employee at rates ranging from 13.7% to 38.7% on a standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of income and other comprehensive income when the related service is provided.  For the years ended December 31, 2010, 2009 and 2008, the costs of the Company’s obligations to the defined contribution plans amounted to USD484,193, USD318,574 and USD338,117, respectively.

The employees of the Company’s US subsidiaries are provided with a 401(K) plan. US employees are eligible to participate in the 401(K) plan, which is a defined contribution plan, after three-months of full-time employment. Employee contributions and the Company matching contributions are 100% vested immediately upon eligibility. Contributions to the 401(K) plan are charged to the consolidated statements of income and other comprehensive income when the related service is provided. Effective from June 1, 2009, the Company stopped matching US employee contributions. For the years ended December 31, 2010, 2009 and 2008, the costs of the Company’s obligations to the 401(K) plan amounted to nil, USD48,076 and USD142,374, respectively.

The Company has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

(q) Share Based Compensation

The Company accounts for share-based payments under the provisions of ASC Topic 718, Compensation - Stock Compensation (“ASC Topic 718”).  Under ASC Topic 718, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which the employee is required to provide service in exchange for the award, which generally is the vesting period. The amount of cost recognized is adjusted to reflect the expected forfeiture prior to vesting.  The Company recognizes compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date.

(r) Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and non-income tax matters.  An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

(s) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common stock outstanding during the year.  Diluted earnings per share is calculated by dividing net income by the weighted average number of common stock and dilutive common equivalent stock outstanding during the year.  Potential dilutive securities are not included in the calculation of diluted earnings per share if the impact is anti-dilutive.

(t) Segment Reporting

The Company uses the management approach in determining reportable operating segments. The management approach consider the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. Management has determined that the Company has two reportable operating segments, which are the PRC segment and US segment.

(u) Fair Value Measurements

The Company applies the provisions of SFAS No. 157, Fair Value Measurements, included in ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  ASC Topic 820 defines fair values as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

ASC Topic 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC Topic 820 establishes three levels of inputs that may be used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3 inputs are unobservable inputs for the asset or liability.

The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

Except for the cross currency interest swap derivative, which was measured at fair value on a recurring basis as of December 31, 2009, the Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2009 and 2010.   As of December 31, 2009, the fair value of the cross currency interest swap derivative was determined by using a pricing model, which considered the following inputs: the forward LIBOR rate, the forward exchange rate and the discount rate.  The cross currency interest swap derivative was terminated during the year ended December 31, 2010.

Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

•
Short-term financial instruments, including cash, accounts receivable, revolving line of credit, accounts payable and accrued expenses and other current liabilities – carrying amounts approximates fair values because of the short maturity of these instruments.

•
Long-term bank loan and notes payable - fair value is based on the amount of future cash flows associated with each debt instrument discounted at the Company’s current borrowing rate for similar debt instruments of comparable terms. The carrying values of the long-term bank loan and notes payable approximate their fair values as all the long-term bank loan and notes payable carry variable interest rates which approximate rates currently offered to the Company for similar debt instruments of comparable maturities.

(v) Restatement

Prior years’ consolidated financial statements which were originally issued on March 16, 2010 have been restated and reissued on April 4, 2011 to correct an error relating to cross-currency interest swap derivative which the Company entered into in April 2007 and terminated in March 2010.

(w) Reclassification

Certain items in the prior years’ consolidated financial statements have been combined to conform to the current consolidated financial statement presentation. These reclassifications had no effect on total assets, total liabilities or net income as previously reported.

Furthermore, with respect to the consolidated statements of cash flows, cash flows relating to the cross-currency interest swap derivative was reclassified from investing activity to operating activity, resulting in a decrease in cash used in investing activity of USD 1,242,612 and USD 26,444 and a decrease in cash provided by operating activity of the corresponding amount for the years ended December 31, 2009 and 2008, respectively.

Note 3 - Accounts receivable

Accounts receivable relate to the following:

	December 31,
	2010	2009
	USD	USD
Trade receivables	66,304,625	68,432,256
Allowance for doubtful accounts	(538,903)	(1,024,684)
Accounts receivable, net	65,765,722	67,407,572

The movements of the allowance for doubtful accounts are as follows:

	Year ended December 31,
	2010	2009	2008
	USD	USD	USD

Balance at the beginning of the year	1,024,684	318,529	135,418
Additions charged to bad debt expense	-	706,155	184,204
Reversal of bad debt allowance	(485,781)	-	(1,093)
Balance at the end of the year	538,903	1,024,684	318,529

During the year ended December 31, 2010, USD485,781 of bad debt allowance for doubtful accounts was reversed as a result of subsequent collection of aged debtors which were previously reserved.

Note 4 - Inventories

Inventories consist of the following:
	December 31,
	2010	2009
	USD	USD
Raw materials	7,916,853	5,090,613
Work in progress	3,089,533	2,777,890
Finished goods	5,137,536	3,007,279
Total inventories	16,143,922	10,875,782

Note 5 – Advances to suppliers

Advances to suppliers represent prepayments for raw materials, which were purchased but had not been delivered as of December 31, 2010 and 2009.  According to the terms of purchase contracts, the Company is generally required to pay 80%-100% of the purchase in advance. The balance of the “advances to suppliers” is reduced and reclassified to “inventories” when inventory is received and passes quality inspection. The Company makes the prepayments without collateral for such payments. As a result, the Company’s claims for such prepayments would rank only as an unsecured claim, which expose the Company to the credit risks of the suppliers.

Note 6 - Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2010	2009
	USD	USD
Plant and buildings	64,213,601	43,766,320
Machinery and equipment	88,747,928	74,463,717
Office equipment and furniture	1,531,608	1,172,121
Motor vehicles	4,537,499	4,177,943
Construction in progress	3,493,726	19,449,384
Total property, plant and equipment	162,524,362	143,029,485
Less: accumulated depreciation	(38,346,850)	(25,643,919)
Property, plant and equipment, net	124,177,512	117,385,566

Depreciation expense was USD11,900,318, USD9,762,096 and USD6,406,657 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company capitalizes interest expense as a component of the cost of construction in progress. Total interest capitalized for the years ended December 31, 2010, 2009 and 2008 amounted to nil, USD1,350 and USD160,166, respectively.

Note 7 – Intangible assets

Intangible assets consist of the following:

	December 31,
	2010	2009
	USD	USD
Patents	1,957,637	1,754,270
Less: accumulated amortization	(1,380,050)	(1,161,566)
Intangible assets, net	577,587	592,704

Amortization expense for the years ended December 31, 2010, 2009 and 2008 amounted to USD174,202, USD143,633 and USD141,209, respectively.

The estimated amortization expense for the next five years is as follows:

For the year ended
December 31,	Amount
USD
2011	165,261
2012	151,311
2013	16,605
2014	16,605
2015	16,605

Note 8 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:
		December 31,
	Note	2010	2009
		USD	USD
Accrued payroll		2,100,461	503,486
Income tax payable		2,599,717	1,803,300
Value-added-tax payable		1,862,864	837,916
Accrual for the acquisition of Jinchuan	18	5,075,000	-
Cross currency interest swap payable		-	436,702
Others	(a)	3,904,069	3,454,230
Total		15,542,111	7,035,634

(a)  Others mainly represent accrued interest and professional expenses.

Note 9 – Bank Loans and revolving line of credit

Bank loans consist of the following:

	December 31,
	2010	2009
	USD	USD
Name of lender
Wells Fargo Bank revolving credit line (1)	-	4,033,783
Total	-	4,033,783

	December 31,
	2010	2009
	USD	USD
Name of lender
Regions bank term loan – current portion (2)	650,000	-
Regions bank term loan – non current portion (2)	5,687,500	-
Total	6,337,500	-

Principal payments on the outstanding bank loan as of December 31, 2010 are as follows:

December 31,	Amount
USD
2011	650,000
2012	650,000
2013	650,000
2014	650,000
2015	650,000
Beyond 2015	3,087,500
Total	6,337,500

Copperweld obtained a revolving short-term line of credit with Wells Fargo Bank under a financing agreement dated April 5, 2007. On February 2, 2010, the Company terminated the line of credit by paying USD 4,024,270 to Wells Fargo. The annual interest rate of the line of credit in 2010 before termination was 6.25%.

On August 31, 2010, Copperweld entered into a secured credit agreement (the “Regions Bank credit facility”) with Regions Bank (“the Lender”). The Regions Bank credit facility provides a USD2.5 million revolving credit facility till August 31, 2013 and a term facility up to USD6.5 million which shall be repaid in 120 equal monthly principal payments plus interest each month till August 31, 2020. The credit facility is secured by substantially all the assets of Copperweld and guaranteed by Fushi. As of December 31, 2010, the Company had no balance under the revolving credit facility and had a USD6,337,500 outstanding balance under the term facility, of which USD650,000 is due within the next twelve months.

The annual interest rate on the outstanding principal balance of the revolving credit facility and term facility (“Credit Facility”), is the 30 day London Interbank Offered Rate (the “LIBOR Rate”) plus the applicable margin of 2.5% to 4.0% per annum.  Copperweld paid an initial commitment fee of 1.0% of the total amount of the Credit Facility, and is also required to pay a monthly fee ranging from 0.25% to 0.50% on available but unused amounts under the revolving credit facility. The applicable margin and the applicable unused line fee percentage was 3.5% and 0.375%, respectively, for the year ended December 31, 2010 and is to be determined thereafter based on changes in Copperweld’s fixed charge coverage ratio as defined in the credit facility agreement,  on the first day of each calendar quarter.

The Regions Bank credit facility contains certain financial covenants which must be met on a quarterly or annual basis. Copperweld is required, on June 30, 2010 and at the end of each fiscal year, to maintain a minimum tangible net worth equal to the sum of USD18,500,000 and 50% of Copperweld’s cumulative operating results from the closing date. In no event shall Copperweld’s tangible net worth decrease below USD18,500,000. Additionally, on a quarterly basis, Copperweld’s fixed charge coverage ratio must be equal to or greater than 1.30 on a trailing twelve month basis.

The Regions Bank credit facility contains customary events of default and covenants, including covenants that restrict the ability of Copperweld to incur certain additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and certain restrictive financial covenants as noted above.  If any event of default shall occur and be continuing, the Lender may elect to declare the loan immediately due and payable and the Lender may elect to charge a default interest rate which is equal to the applicable interest rate in effect at such time plus 2.0% per annum.

As of December 31, 2010, Copperweld was in compliance with all covenants of the Regions Bank credit facility. See note 23.

Note 10 – Notes payable

Notes payable consist of the following:
	December 31,
	2010	2009
	USD	USD
Guaranteed senior secured floating rate notes (“HY Notes”)	-	35,000,000
Less current portion	-	10,000,000
Total notes payable, noncurrent	-	25,000,000

On January 24, 2007, Fushi entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd ("Citadel”), pursuant to which Citadel purchased $40 million of guaranteed senior secured floating rate notes (“HY Notes”) at a 3% discount to par value. The Company incurred debt issuance cost equal to 4% of the principal amount resulting in net proceeds of USD37,200,000. In addition, Citadel purchased USD20 million of 3% senior secured convertible notes at par value due January 2012. The Company incurred debt issuance cost equal to 4% of the principal amount resulting in net proceeds of USD19,200,000(“Convertible Notes”).

HY Notes

The HY Notes bear interest at LIBOR + 7%, adjustable to LIBOR + 5.6% upon completion of a Qualifying IPO (as defined in the HY Notes indenture) within eighteen months from January 24, 2007.  The principal amounts of the HY Notes are due starting from July 2009 in the amount of USD5 million, followed by USD5 million due each in January 2010, July 2010 and January 2011, and USD10 million due each in July 2011 and January 2012.  The HY Notes are guaranteed, on a senior secured basis, by all of the Fushi’s existing and future wholly-owned domestic subsidiaries.

On February 26, 2010, Fushi entered into a notes purchase agreement with the holders (the “Holders”) of the Company’s HY Notes, pursuant to which the Company repurchased all of the HY Notes for an aggregate price of USD30,765,644 , equal to USD30,600,000, or 102% of the outstanding principal amount and USD165,644 of accrued and unpaid interest on the HY Notes as of February 26, 2010.  The Company paid the Holders USD30,765,644 in cash on February 26, 2010.

As a result, the Company recognized a loss on debt extinguishment of USD2,395,778, which included unamortized debt issuance costs of USD1,795,778.

Amortization of debt issuance costs for the years ended December 31, 2010, 2009 and 2008 amounted to USD160,000, USD1,232,566 and USD2,758,396, respectively. Interest on HY Notes for the years ended December 31, 2010, 2009 and 2008 amounted to USD318,492, USD3,579,925 and USD3,414,804, respectively. Both amortization of debt issuance cost and interest on HY Notes are included in the interest expense on the consolidated statements of income and other comprehensive income.

Convertible Notes

Under the convertible notes indenture, unless previously redeemed, converted, purchased or cancelled, at the maturity date of January 24, 2012, the Company must repay all of the outstanding Convertible Notes plus a premium of 15.00% per annum on the principal amount calculated on a semi-annual basis, plus accrued and unpaid interest on the late payment, if any, to reflect an additional 5% per annum interest in excess of the rate of interest then in effect.

Pursuant to the convertible notes indenture, the Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of USD7 per share (approximating 14,286 shares per USD100,000 principal amount of the Convertible Notes) (“conversion rate”), subject to downward adjustments of conversion price on March 1 and September 1 of each year, beginning with March 1, 2008, to equal the simple arithmetic average of VWAP, as defined in the Convertible Notes indenture, for the fifteen trading days preceding such March 1 or September 1, with a floor of USD4.5. In addition, adjustment of the conversion rate will be made if and at each time, upon completion of the quarterly reviews (for each fiscal quarter ended March 31, June 30 and September 30) or annual audit (for each fiscal year ended December 31) of the Company’s consolidated financial statements, an event defined as Financial and Operational Trigger under the convertible notes indenture shall have occurred in the immediately preceding Fiscal Quarter. Then within five (5) Business Days following issuance of the review or audit report, as the case may be, for such Fiscal Quarter, the conversion rate shall be adjusted pursuant to a formula provided in the convertible notes indenture and is not subject to the floor of USD 4.50. The Financial and Operational Trigger means, for Fushi and its subsidiaries on a consolidated basis, that net income for a fiscal quarter shall be less than the US dollar amount indicated in the table below:

Fiscal Quarter Ended	Net Income
June 30, 2007	USD5.0 million
September 30, 2007	USD5.0 million
December 31, 2007	USD5.0 million
March 31, 2008	USD6.0 million
June 30, 2008	USD6.0 million
September 30, 2008	USD6.0 million
December 31, 2008	USD6.0 million
March 31, 2009	USD7.2 million
June 30, 2009	USD7.2 million
September 30, 2009	USD7.2 million
December 31, 2009	USD7.2 million

The Company determined that a Financial and Operational Trigger, as defined under the Convertible Notes indenture, occurred during the quarters ended June 30, 2009, March 31, 2009 and December 31, 2008. The Conversion Rate was adjusted to USD3.57 per share before the Repurchase Agreement as discussed below.

On January 8, 2008, Citadel Equity Fund Ltd. exercised its rights pursuant to the Convertible Notes and received 2,142,857 common stock of the Company for the conversion of USD15 million Convertible Notes at a conversion price of USD7.00 per share.

Prior to January 1, 2009, the conversion option embedded in the Company’s Convertible Notes was not separately accounted for as a derivative. Effective January 1, 2009, the Company adopted FASB ASC Subtopic 815-40, Contracts in Entity’s Own Stock. As a result of down-round provision, the embedded conversion option in the outstanding Convertible Notes in the amount of USD5 million as of January 1, 2009 was bifurcated from the Convertible Notes and accounted for separately as a derivative liability which was measured at fair value at end of each reporting period, with changes in fair value recognized in earnings. Accordingly, the cumulative effect of the change in accounting principle of USD1,357,150 was recognized as an adjustment to the opening balance of retained earnings as of January 1, 2009, which was separately presented in the consolidated statements of shareholders’ equity. The cumulative-effect adjustment was the difference between the amounts previously recognized in the consolidated balance sheet as of December 31, 2008 and the amounts that would have been recognized if the embedded conversion option had been accounted for as a derivative from the issuance date.

On August 13, 2009, the Company entered into a Notes Purchase Agreement (the “Repurchase Agreement”) with Citadel, pursuant to which the Company repurchased and cancelled all the then outstanding USD5,000,000 of the Convertible Notes as follows:

(1)        On August 24, 2009 (the “First Closing Date”), the Company was required to repurchase USD2,000,000 of the Convertible Notes at 200% of the face value in 440,529 common stock. The market price of the Company’s common stock was USD9.08 on August 24, 2009. The Company issued 440,529 common stock  on August 24, 2009.

(2)        The remaining outstanding Convertible Notes of USD3,000,000 after the First Closing Date shall be repurchased by the Company in cash on or prior to November 9, 2009, at 202% of the face value, or USD6,060,000.

(3)        The Company agreed to pay certain liquidated damages up to 10% of USD4,000,000, if a Registration Statement for 440,529 common stock is not filed and declared effective within thirty calendar days after the First Closing Date. The Registration statement was not declared effective until January 15, 2010 and as a result, USD400,000 liquidated damage liability was accrued.

As a result, the Company recognized a gain of USD3,842,935 in extinguishment of Convertible Notes for the year ended December 31, 2009, representing the excess of (1) the aggregate amount of derivative liability of the embedded conversion option of USD8,409,765 and the then outstanding Convertible Notes of USD5,893,170, and (2) USD$10,460,000 of the settlement considerations.

Note 11 – Derivative instrument

On April 10, 2007, the Company entered into a cross currency swap transaction (the SWAP) with Merrill Lynch Capital Services, Inc. (“MLCS”).  Under the terms of the SWAP, the Company would receive variable interest rate (based on LIBOR plus 7% per annum and adjustable to LIBOR plus 5% per annum after a qualified IPO) payments in USD on a notional amount of USD 40 million and would pay fixed interest rate payments in RMB which were translated into USD at foreign exchange rates on each settlement date.  The fixed interest rate payment was based on a notional amount of RMB310,900,000 at a fixed interest rate of 8.3% per annum. The SWAP required semi-annual payment in arrears on July 24 and January 24 and would mature on the earlier of (1) cash settlement defined as early termination; or (2) January 24, 2012. Changes in fair value of the SWAP are recognized in earnings because it did not qualify or was designated for hedge accounting.

In July 2008, the Company placed a deposit of USD1,000,000 with MLCS according to the agreement.

On March 31, 2010, the Company terminated the SWAP for a termination payment of USD6,650,000, equal to relinquishment of USD1,000,000 deposit paid to MLCS in July 2008 and cash of USD5,650,000 which was paid on April 6, 2010.

For the year ended December 31, 2010, 2009 and 2008, the Company recognized a gain of USD 128,861, a loss of USD4,730,440 and a gain of USD4,301,382 for the change in fair value of the SWAP in the consolidated statements of income and other comprehensive income.

Note 12 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2010	2009	2008
	USD	USD	USD

Numerator:
Net income for basic earnings per share	31,867,767	21,911,788	31,205,800
Add: Interest expense for Convertible Notes	-	-	102,149
Deduct: Loan issuance costs	-	-	(179,894)
Net income for diluted earnings per share	31,867,767	21,911,788	31,128,055

Denominator:
Denominator for basic earnings per share -
Weighted average number of common stock outstanding	36,879,856	28,265,748	27,298,891
Convertible Notes	-	-	614,543
Warrants	257,075	255,252	279,306
Stock options	139,861	122,002	79,123
Nonvested shares	52,106	-	-
Denominator for diluted earnings per share	37,328,898	28,643,002	28,271,863

Earnings per share
Basic	0.86	0.78	1.14
Diluted	0.85	0.76	1.10

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, because their effects are anti-dilutive:

	Year Ended December 31,
	2010	2009	2008

Shares issuable under exercise of share options	1,076,683	1,272,333	391,000
Shares issuable upon exercise of warrants	100,000	100,000	100,000

Note 13 – Income Tax

US

Fushi and its subsidiaries in the U.S. (collectively referred to as the “U.S. Entities”) file U.S. federal income tax returns on a consolidated basis at a tax rate of 34%.  No provision for U.S. federal income tax were made for the years ended December 31, 2010, 2009 and 2008 as U.S. Entities incurred consecutive losses.

PRC

Fushi’s PRC subsidiaries and consolidated VIE file separate income tax returns in the PRC.  Effective from January 1, 2008, the PRC statutory income tax rate is 25% according to the new Corporate Income Tax (“CIT”) Law which was passed by the National People’s Congress on March 16, 2007.

Fushi International, being a production-oriented foreign investment enterprise, was entitled to a tax holiday of two-year full exemption followed by three-year 50% reduction in income tax rate starting from its first profit-making year under the old income tax rules and regulations before January 1, 2008.  The new CIT Law and relevant regulations grandfathered such tax holiday.  Fushi International started its tax holiday in 2006.  Accordingly, Fushi International was under full income tax exemption for 2006 and 2007, and was subject to a tax rate of 12.5% from 2008 to 2010, and 25% from 2011 onwards.

The new CIT Law and its implementation rules impose a withholding income tax at 10%, unless reduced by a tax treaty/arrangement, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008. Undistributed earnings generated prior to January 1, 2008 are exempt from such withholding income tax.

Furthermore, the Company’s distributions from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to the Company’s policy of indefinitely reinvesting its earnings in its PRC business, the Company has not provided for deferred income tax liabilities on undistributed earnings of USD210,629,874 and USD154,937,282 as of December 31, 2010 and 2009, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

U.K.

Copperweld UK is a United Kingdom private company and is subject to UK income tax at rates ranging from 20% to 28%. No provision for UK income tax were made for the years ended December 31, 2010, 2009 and 2008 as it incurred consecutive losses.

The components of income (loss) before income taxes are as follows:
	Year Ended December 31,
	2010	2009	2008
	USD	USD	USD
PRC	61,179,856	42,341,357	42,052,833
U.S.	(5,896,285)	(19,308,067)	(8,778,103)
U.K.	(222,894)	(182,331)	(166,990)
Total income before income taxes	55,060,677	22,850,959	33,107,740

Income tax expense (benefit) recognized in the consolidated statements of income and other comprehensive income consists of the following:

	Year Ended December 31,
	2010	2009	2008
	USD	USD	USD
PRC:
Current income tax expense	8,909,382	5,930,467	5,446,938
U.S.:
Deferred income tax benefit (exclusive of the effect of the component below)	-	(811,937)	(545,352)
Benefits of tax loss carryforwards	-	(4,179,359)	(2,999,646)
Adjustment of the beginning-of-the-year balance of a valuation allowance	14,283,528	-	-
Total	23,192,910	939,171	1,901,940

The adjustment of beginning-of-the-year balance of the valuation allowance is because of a substantial change in the Company’s global business strategy during 2010 which creates uncertainty on the future profitability of the U.S. Entities.  During 2010, the Company approved a global expansion plan and a global marketing strategy.  In order to expand its global market share, the Company will recruit senior marketing and business strategy executives to formulate strategic and action plans to push forward such initiative.  Additional executive and marketing costs at the Company level are expected to be incurred in the near term.  These changes in circumstances have resulted in a change in judgment about the future realizability of the U.S. Entities’ deferred income tax assets.  Therefore, a valuation allowance of USD14,283,528 against the beginning-of-the-year balance of the deferred income tax assets was provided as of December 31, 2010.

Calculated effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of income and other comprehensive income differs from the U.S. federal income tax rate of 34% due to the following:

	Year Ended December 31,
	2010	2009	2008
	(in percentage to income before income taxes)

U.S. federal income tax rate	34.0%	34.0%	34.0%
Increase / (decrease) in effective income tax rate resulting from:
(Non-taxable income) / non-deductible expense:
Change in fair value of warrants liability	-	1.1%	-
Change in fair value of embedded conversion option	-	10.7%	-
Gain on extinguishment of Convertible Notes	-	(7.3)%	-
Increase in valuation allowance	31.4%	3.8%	2.7%
Effect of tax holiday	(13.7)%	(24.9)%	(17.1)%
Foreign tax rate differential	(10.0)%	(16.7)%	(11.4)%
Others	0.4%	3.4%	(2.5)%
Effective income tax rate	42.1%	4.1%	5.7%

Basic earnings per share effect of the Company’s tax holiday for the years ended December 31, 2010, 2009 and 2008 were USD0.21, USD0.20 and USD0.21, respectively.  Diluted earnings per share effect of the Company’s tax holiday for the years ended December 31, 2010, 2009 and 2008 were USD0.21, USD0.20 and USD0.20, respectively.

The principal components of the Company’s deferred income tax assets and deferred tax liabilities are as follows:

	December 31,
	2010	2009
	USD	USD

Deferred income tax assets:
Tax loss carryforwards	17,963,292	12,749,416
Cross currency interest swap derivative	-	2,561,059
Share based payment	2,047,057	1,729,543
Total deferred income tax assets	20,010,349	17,040,018
Valuation allowance	(20,010,349)	(2,756,490)
Deferred income tax assets, net	-	14,283,528

Deferred income tax liabilities:
Property, plant and equipment	(372,745)	-
Intangible assets	(73,236)	-
Land use right	(223,559)	-
Total deferred income tax liabilities	(669,540)	-

Net deferred income tax assets (liabilities)	(669,540)	14,283,528

The increases in the valuation allowance for the years ended December 31, 2010, 2009 and 2008 were USD17,253,859, USD875,821 and 891,355, respectively.  As of December 31, 2010, for U.S. federal income tax purposes, the Company had tax loss carryforwards of USD41,294,206, of which USD145,623, USD1,623,396, USD6,715,520, USD8,822,488, USD12,292,232, USD11,694,947, would expire by 2025, 2026, 2027, 2028, 2029, 2030, respectively, if unused.  For PRC income tax purposes, the Company had tax loss carryforwards of USD15,147,236, of which USD4,038,077, USD3,384,303, USD3,247,308, USD4,477,548 would expire by 2012, 2013, 2014, 2015, respectively, if unused.  The realization of the future tax benefits of a deferred income tax asset is dependent on future taxable income against which such tax benefits can be applied or utilized and the consideration of the scheduled reversal of deferred income tax liabilities and any tax planning strategies.  In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  All available evidence must be considered in the determination of whether sufficient future taxable income will exist since the ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax loss carryforards are utilized.   Such evidence includes, but not limited to, the financial performance of subsidiaries and variable interest entity, the market environment in which these entities operate, the utilization of past tax credits, and the length of relevant carryforward periods.  Sufficient negative evidence, such as a cumulative net loss during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred income tax assets.  Differences in actual results from available evidence used in determining the valuation allowances could result in future adjustments to the allowance.  In view of the cumulative losses for the entities concerned, full valuation allowances were provided against their deferred income tax assets as of December 31, 2010, which in the judgment of the management, are not more likely than not to be realized.

As of January 1, 2008 and for the years ended December 31, 2010, 2009 and 2008, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded.  In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The tax returns of the U.S. Entities are subject to U.S. federal income tax examination by tax authorities for the years from 2007 to 2010.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than USD15,000.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The tax returns of the Company’s PRC subsidiaries and consolidated variable interest entity for the years from 2005 to 2010 are open to examination by the PRC tax authorities.

Note 14 - Shareholders’ Equity

Share capital

As of December 31, 2010, the Company has authorized share capital of USD600,000, or 100,000,000 common stock (USD0.006 par value) and issued and outstanding share capital of USD228,596, or 38,099,138 common stock (US$0.006 par value).

On February 1, 2010, the Company completed a public offering of 7,475,000 of its common stock at a price of USD8.00 per share.  The gross proceeds were USD59.8 million, of which the Company received approximately USD56.4 million, after deducting underwriting discounts.

Kuhns Brothers Litigation Settlement

On December 11, 2007, the Company received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. (collectively “Kuhns”) against the Company in the United States District Court of Connecticut on November 27, 2006. On August 5, 2008, the Company received the verdict from the United States District Court that Kuhns was entitled to recover a total of USD7,197,794, of which USD3,487,250 was placement agent fees associated with the issuance of common stock, USD3,000,000 was placement agent fees related to USD60 million notes payable issued to Citadel in 2007 and USD710,544 interest expense for all due placement agent fees.

In 2009, the Company paid USD1,029,923 in cash and issued 1,470,752 of its common stock to Kuhns to satisfy the judgment.

Warrants

On February 23, 2009, the Company sold in a private placement 400,000 of its common stock at a price of USD4.80 per share, and warrants to purchase 300,000 of its common stock, for a total price of USD1,920,000.

The warrants consisted of Series A Warrants to purchase 100,000 common stock at an exercise price of USD5.25 per share, Series B Warrants to purchase 100,000 common stock at an exercise price of USD5.50 per share, and Series C Warrants to purchase 100,000 common stock at an exercise price of USD6.00 per share.

The Series A and B Warrants are exercisable starting from the date of issuance through the later of (i) February 22, 2010 and (ii) the date which is six (6) months following the effective date of a registration statement filed by the Company under which the resale of all common stock underlying the warrants have been registered under the Securities Act of 1933, as amended (the “Securities Act”). The Series C Warrants are exercisable starting from the date of issuance through the later of (i) August 22, 2010 and (ii) the date which is twelve (12) months following the effective date of a registration statement filed by the Company under which the resale of all common stock underlying the warrant have been registered under the Securities Act.

Because of certain cash redemption feature of these warrants, the Company accounted for the warrants as a liability.  Accordingly, the total proceeds were allocated first to the fair value of the warrants as a liability on February 23, 2009 with the remaining proceeds of USD1,708,557 allocated to common stock.  On June 30, 2009, the Company and the warrant holders amended the original warrant agreements to remove the cash redemption clauses. The Company re-classified the warrants of USD963,557 as at June 30, 2009 from the “derivative liability—warrants” to “additional paid-in capital” as a result of removal of the cash redemption clauses.  A loss of USD752,114 as a result of change in fair value of the warrants between February 23, 2009 to June 30, 2009 was recorded in the consolidated statement of income and other comprehensive income for the year ended December 31, 2009. The fair values of the warrants were calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions:

As of February 23, 2009:

	Series A	Series B	Series C

Volatility	60%	60%	60%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	4.27	4.27	4.27
Risk-free interest rate (per annum)	0.69%	0.69%	0.82%

As of June 30, 2009:

	Series A	Series B	Series C

Volatility	60%	60%	60%
Expected dividends yield	0%	0%	0%
Fair value of underlying common stock (per share)	8.27	8.27	8.27
Risk-free interest rate (per annum)	0.42%	0.42%	0.64%

The following is a summary of the outstanding and exercisable warrant balance:

As of December 31, 2010:
Issuance date	Exercise Price	Number	Average Remaining Life (years)

November 30, 2007	USD 16.80	100,000	0.90
February 23, 2009	USD 6.00	100,000	0.04
		200,000	0.47

As of December 31, 2009:
Issuance date	Exercise Price	Number	Average Remaining Life (years)

June 30, 2006	USD 3.11	279,772	2.00
November 30, 2007	USD16.80	100,000	1.90
February 23, 2009	USD 5.25	100,000	0.15
February 23, 2009	USD 5.50	100,000	0.15
February 23, 2009	USD 6.00	100,000	0.64
		679,772	1.24

Each warrant is convertible into one share of the Company’s common stock.  For the year ended December 31, 2010, 2009 and 2008, warrants of 29,235, nil and nil were expired, respectively.  For the year ended December 31, 2010, 2009 and 2008, 450,537 warrants, 57,203 warrants and 44,873 warrants were exercised at a weighted average exercise price of USD4.11, USD2.91 and USD 3.11 respectively.  The Company received USD1,853,270, USD166,626 and USD139,394, respectively for the year ended December 31, 2010, 2009 and 2008.

Note 15 – Share based compensation

On October 24, 2007, the Board of Directors approved the adoption of the Fushi Copperweld, Inc. 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan provides for the granting of stock options and other stock-based awards such as share appreciation rights, nonvested shares to key employees, directors and consultants of the Company.  The aggregate number of common stock which may be issued under the 2007 Plan may not exceed 800,000 shares. The number of common stock shall be increased at the end of each fiscal year in the same proportion as the increase of issued and outstanding common stock during that fiscal year, subject to a 10% maximum.

On April 30, 2010, the Board of Directors approved an amendment of 2007 Plan to increase and fix the number of shares reserved for issuance under the Plan to be 4,175,000 shares.

Nonvested shares

On November 23, 2009, the Board of Directors approved the grant of 50,000 nonvested shares to one executive, of which 20% vest on each anniversary of the date of grant.

On January 26, 2010, the Board of Directors approved the grant of 51,000 nonvested shares to six executives and directors, of which 25% vest at the end of each quarter for the year ended December 31, 2010.

On October 19, 2010, the Board of Directors approved the grant of 30,000 nonvested shares to one executive, of which 20% vest on each anniversary of the date of grant.

A summary of the nonvested shares activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Number of Non-vested Shares	Weighted Average Grant date Fair Value
		USD
Outstanding as of December 31, 2008	-	-
Granted	50,000	8.08
Vested	-	-
Forfeited	-	-
Outstanding as of December 31, 2009	50,000	8.08
Granted	81,000	8.98
Vested	(61,000)	8.52
Forfeited	-	-
Outstanding as of December 31, 2010	70,000	8.74

The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was USD561,968, nil and nil, respectively.

The Company recognized USD519,912, nil and nil of compensation expense for nonvested shares in general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was USD611,500 of total unrecognized compensation cost related to nonvested shares, which is to be recognized over a weighted average period of 2.59 years.

Stock options

For the year ended December 31, 2008, stock options to purchase an aggregate of 151,000 common stock were granted to one director, executives and employees at exercise prices ranging from USD15.04 to USD23.25 per share with vesting period ranging from 6 months to 2 years.

For the year ended December 31, 2009, stock options to purchase an aggregate of 688,000 common stock were granted to directors, executives and employees at exercise prices ranging from USD4.95 to USD7.93 per share with vesting periods ranging from 2 years to 5 years.

For the year ended December 31, 2010, stock options to purchase an aggregate of 314,530 common stock were granted to executives and employees at exercise prices ranging from USD8.61 to USD9.61 per share with vesting periods ranging from 2 years to 5 years.

A summary of stock options activity for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average remaining contractual term	Aggregate Intrinsic Value
		USD	Years	USD
Outstanding as of December 31, 2007	1,110,000	14.30
Granted	151,000	21.30
Exercised	-	-
Forfeited	(193,667)	16.30
Expired	-	-
Outstanding as of December 31, 2008	1,067,333	14.90
Granted	688,000	6.19
Exercised	(13,000)	4.95
Forfeited	(49,050)	4.95
Expired	(95,000)	17.19
Outstanding as of December 31, 2009	1,598,283	11.38
Granted	314,530	9.10
Exercised	(81,105)	4.97
Forfeited	(140,117)	7.46
Expired	(392,258)	12.57
Outstanding as of December 31, 2010	1,299,333	11.29	3.99	1,098,139
Exercisable as of December 31, 2010	919,835	12.01	1.91	929,534

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 were USD374,631, USD75,190 and nil, respectively.

The weighted average option fair value of USD3.89 per share or an aggregate of USD1,222,155 on the date of grant during the year ended December 31, 2010, the weighted average option fair value of USD2.77 per share or an aggregate of USD1,905,760 on the date of grant during the year ended December 31, 2009, and the weighted average option fair value of USD4.57 per share or an aggregate of USD689,753 on the date of grant during the year ended December 31, 2008 were determined based on the Black-Scholes option pricing model, using the following assumptions:

	Year ended December 31,
	2010	2009	2008

Expected volatility	60%	60%	50%
Expected dividends yield	0%	0%	0%
Expected term	2-5 years	2-5 years	0.5-2 years
Risk-free interest rate (per annum)	0.87%-1.18%	0.78%-2.2%	1.84%-2.82%
Fair value of underlying common stock (per share)	USD8.61-9.61	USD5.24-8.08	USD15.04-22.4

The expected volatility was based on implied volatilities from traded options, peer companies volatilities and historical volatility of the Company’s common stock.

The Company recognized USD413,953, USD1,280,008 and USD1,868,809 of compensation expense for stock options in general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, there was USD1,633,464 of total unrecognized compensation cost related to stock options, which is to be recognized over a weighted average period of 3.79 years.

Note 16 - Statutory reserves

Under PRC rules and regulations, Fushi International, Jinchuan, Hongtai, Fushi Jiangsu and Dalian Fushi (the “PRC Entities”) are required to appropriate 10% of their net income, as determined in accordance with PRC accounting rules and regulations, to a statutory surplus reserve until the reserve balance reaches 50% of their registered capital.  The appropriation to this statutory surplus reserve must be made before distribution of dividends to Fushi can be made. The statutory reserve is non-distributable, other than during liquidation, and can be used to fund previous years losses, if any, and may be converted into share capital by issuing new shares to existing shareholders in proportion to their share holding or by increasing the par value of the shares currently held by them, provided that the remaining balance of the statutory reserve after such issue is not less than 25% of the registered capital.

For the years ended December 31, 2010, 2009 and 2008, the PRC Entities made appropriations to the reserve fund of USD5,586,287, USD3,966,646, and USD3,994,421 respectively. As of December 31, 2010 and 2009, the accumulated balance of the statutory surplus reserve was USD21,869,079 and USD16,282,792, respectively.

Note 17 - Commitments and contingencies

On November 3, 2010, the Company’s Board of Directors  received a proposal from its Chairman and Chief Executive Officer, Mr. Li Fu ("Mr. Fu") and Abax Global Capital (Hong Kong) Limited on behalf of funds managed by it and its affiliates ("Abax") for Mr. Fu and Abax to acquire all of the outstanding shares of common stock of Fushi not currently owned by Mr. Fu and his affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions (the “Fu Proposal”). According to the proposal letter, Mr. Fu and Abax will form an acquisition vehicle for the purpose of completing the acquisition and plan to finance the acquisition with a combination of debt and equity capital. The proposal letter states that the equity portion of the financing would be provided by Mr. Fu, Abax and related sources.  A Special Committee of the Company’s Board of Directors has retained BofA Merrill Lynch as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal advisor to assist the Special Committee in its consideration of the Fu Proposal. No decisions have been made by the Special Committee with respect to the Company’s response to the proposal.

A shareholder class action complaint has been filed against Fushi and certain officers and directors in connection with the Fu Proposal in Nevada. In the complaint, the plaintiffs alleged that the consideration in the proposal was grossly inadequate. The complaint sought, among other relief, to enjoin defendants from consummating the Fu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. There are no definite claims for damages, though the plaintiffs claim that the proposed offer price in the Fu Proposal is unfair.  The Company has reviewed the allegations and believes, after consultation with the legal counsel, that they are without merit. In accordance with ASC Topic 450, no loss contingency was accrued as of December 31, 2010 since it is not probable that a liability has been incurred and the amount of loss cannot be reasonably estimated.

Pursuant to our agreement with Nexans Deutschland Industries GmbH & Co. KG (“Nexans”), certain sales of our CCA products are subject to royalty payments to Nexans, which are expensed as incurred.  Royalty expenses are insignificant for all the years presented.

Note 18 – Business combinations

Acquisition of Jinchuan

On January 21, 2010, Fushi International entered into an agreement with the shareholders of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) (the “selling shareholders of Jinchuan”) to acquire 100% equity interest of Jinchuan in exchange for a consideration of USD5.075 million in cash and USD5.075 million contingent upon Jinchuan achieving certain performance targets for the year ended December 31, 2010.

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

Following is a summary of the acquisition date fair value of the total consideration transferred and the fair values of the amounts recognized for each major class of assets acquired and liabilities assumed in Jinchuan at the acquisition date.

		As of February 5, 2010
		USD
Consideration
Cash		5,075,000
Contingent consideration	(i)	4,819,107
		9,894,107

Fair values of identifiable assets acquired and liabilities assumed
Cash		859,243
Other current assets		3,880,094
Property and equipment		6,131,229
Land use right		1,693,759
Current liabilities		(2,977,257)
Non-current deferred income tax liabilities		(260,853)
Total identifiable assets acquired and liabilities assumed		9,326,215
Goodwill		567,892
		9,894,107

(i)
On February 5, 2010, the Company estimated that Jinchuan would meet the performance target and the expected payment date was one year after the acquisition date. The fair value of the contingent consideration arrangement was determined at USD4,819,107 by using an annual discount rate of 5.31%. On January 31, 2011, USD5,075,000 cash was paid to the selling shareholders of Jinchuan since Jinchuan met the performance targets.

The goodwill resulting from this transaction is primarily attributed to the synergies and economics of scale anticipated to be achieved from combining the operations of Jinchuan with the operations of the Company. The goodwill is assigned to the PRC segment. None of the goodwill is expected to be deductible for income tax purpose.

Acquisition related costs were minimal and included in the general and administrative expenses.  The fair value and gross contractual amounts of receivables were USD2,518,223 on the acquisition date.

For the period from February 5, 2010 through December 31, 2010, Jinchuan contributed USD 29,109,098 and USD4,297,697 in revenues and net income to the Company’s consolidated statement of income and other comprehensive income for the year ended December 31, 2010, after taking into consideration the effect of acquisition adjustments as a result of the acquisition of Jinchuan.

Acquisition of Hongtai

On May 27, 2010, Fushi International entered into an agreement with the shareholder of Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”) (the “selling shareholder of Hongtai”) to acquire 100% equity interest of Hongtai in exchange for USD1.3 million payable in cash and 263,158 of the Company’s common stock.

The Company paid the selling shareholder of Hongtai USD1.3 million in cash on June 1, 2010, and issued 263,158 of its common stock on July 8, 2010.

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

Following is a summary of the acquisition date fair value of the total consideration transferred and the fair values of the amounts recognized for each major class of assets acquired and liabilities assumed in Hongtai at the acquisition date.

As of May 31, 2010
USD
Consideration
Cash	1,300,000
263,158 common stock of the Company	2,600,000
3,900,000

Fair values of identifiable assets acquired and liabilities assumed
Cash	42,199
Other current assets	806,183
Property and equipment	5,091,639
Intangible assets	292,942
Current liabilities	(3,026,173)
Non-current deferred income tax liabilities	(408,687)
Total identifiable assets acquired and liabilities assumed	2,798,103
Goodwill	1,101,897
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

Subsequent to the acquisition, Hongtai’s operating facility and related equipment were transferred to Fushi JiangSu, a newly established entity, which has not started operation as of December 31, 2010.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the consolidated results of operations of the Company as if the acquisition of Jinchuan and Hongtai had been completed on January 1, 2009. The unaudited pro forma financial information is supplemental information only and is not necessarily indicative of the Company’s consolidated results of operations actually would have been had the acquisitions been completed on January 1, 2009. In addition, the unaudited pro forma financial information does not attempt to project the future consolidated results of operations of the Company after the acquisitions.

	Year Ended December 31,
	2010	2009
	USD	USD
Revenues	270,364,621	216,848,261
Net income	32,773,557	27,218,591

Earnings per share:
Basic	0.89	0.96
Diluted	0.88	0.95

Note 19 - Segment Information

The Company’s reportable segments are based on geographic areas, which reflects the structure of the Company’s internal organization and how management has chosen to organize and manage the Company.  The Company’s two reportable operating segments are: the PRC segment and the US segment. The PRC segment primarily produces CCA and services the PRC market.  The US segment produces both CCA and CCS and primarily services the North American and European markets.

The Company evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before interest income, interest expense, other income (expense), other financial costs and income tax.

Segment information for the years ended December 31, 2010, 2009 and 2008 are as follows:

	As of and For the Year Ended December 31, 2010
	PRC	US	Total
	USD	USD	USD
Revenues from external customers	212,530,786	52,441,614	264,972,400
Intersegment revenues	4,355,405	136,916	4,492,321
Cost of revenues	144,362,837	45,814,343	190,177,180
Segment gross profit	72,523,354	6,764,187	79,287,541
Depreciation and amortization	10,502,059	1,944,586	12,446,645
Segment operating income	61,201,453	1,992,592	63,194,045
Segment assets	377,524,587	38,420,620	415,945,207
Property, plant and equipment	113,636,725	10,540,787	124,177,512

	As of and For the Year ended December 31, 2009
	PRC	US	Total
	USD	USD	USD
Revenues from external customers	147,968,946	34,963,346	182,932,292
Intersegment revenues	1,668,404		1,668,404
Cost of revenues	98,956,178	30,834,583	129,790,761
Segment gross profit	50,681,172	4,128,763	54,809,935
Depreciation and amortization	8,424,743	1,814,049	10,238,792
Segment operating income(loss)	42,170,372	(1,313,785)	40,856,587
Segment assets	278,088,349	28,192,333	306,280,682
Property, plant and equipment	105,190,257	12,195,309	117,385,566

	As of and For the Year Ended December 31, 2008
	PRC	US	Total
	USD	USD	USD
Revenues from external customers	160,291,576	61,143,126	221,434,702
Intersegment revenues	6,549	812,335	818,884
Cost of revenues	108,800,845	56,199,778	165,000,623
Segment gross profit	51,497,280	5,755,683	57,252,963
Depreciation and amortization	5,429,380	1,445,930	6,875,310
Segment operating income(loss)	43,102,512	(583,869)	42,518,643
Segment assets	255,110,600	30,903,902	286,014,502
Property, plant and equipment	103,473,792	16,287,235	119,761,027

(a) Reconciliation of segment operating income to consolidated income before income taxes

	For the Years Ended December 31,
	2010	2009	2008
	USD	USD	USD
Total segment operating income	63,194,045	40,856,587	42,518,643
Corporate operating expenses	(5,151,201)	(3,968,081)	(5,428,406)
Interest income	811,408	369,267	662,290
Interest expense	(903,593)	(5,271,427)	(8,833,866)
Gain (loss) on cross-currency interest swap derivative	128,861	(4,730,440)	4,301,382
Loss on extinguishment of HY Notes	(2,395,778)	-	-
Gain on extinguishment of Convertible Notes	-	3,842,935	-
Change in fair value of warrants liability	-	(752,114)	-
Change in fair value of embedded conversion option	-	(7,181,198)	-
Other expense	(623,065)	(314,570)	(112,303)
Consolidated income before income taxes	55,060,677	22,850,959	33,107,740

(b) Reconciliation of segment assets to consolidated total assets

	December 31
	2010	2009
	USD	USD
Total segment assets	415,945,207	306,280,682
Elimination of intercompany balances	(52,392,909)	(26,323,703)
Cash	6,485,910	98,839
Prepaid expenses and other current assets	219,155	2,955,778
Deferred income tax assets	-	14,283,528
Consolidated total assets	370,257,363	297,295,124

Note 20 – Related Party Transactions

During the years presented, the Company entered into certain related party transactions with Mr. Li Fu, the Co-CEO and founder of the Company.  The significant related party transactions are summarized as follows:

In September 2010, the Company’s Co-CEO and principal shareholder, Mr. Li Fu, advanced USD15,000,000 to the Company to assist it in the establishment of a wholly-owned subsidiary, Fushi JiangSu.  The loan is non-interest bearing and was due on demand. Mr. Fu advanced the Company another USD8,000,000 in October 2010 for the same reason. In October 2010, the Company repaid all of the borrowings from Mr. Li Fu in the amount of USD23,000,000 in cash. Fushi JiangSu’s registered capital was increased to USD 23,000,000 in October 2010.  The imputed interest of the advance was insignificant.

In July 2009, the Company borrowed a loan from Mr. Li Fu in the amount of USD12,186,677 in order to repay a portion of the HY Notes and the Convertible Notes. The loan is non-interest bearing and due on demand. The Company repaid the total amount to Mr. Li Fu in the fourth quarter of 2009.

For the year ended December 31, 2010, 2009 and 2008, the Company rented an office of approximately 800 square meters in Beijing from Mr. Li Fu free of charge, The amount of rental fee based on quoted price for similar facilities was determined to be insignificant.

Note 21 – Parent Only Financial Information

The following presents condensed parent company only financial information of Fushi.

Condensed Balance Sheets

	December 31
	2010	2009
	USD	USD
ASSETS
Current assets:
Cash	6,485,910	98,839
Prepaid expenses and other current assets	110,156	1,000,000
Total current assets	6,596,066	1,098,839
Investments in subsidiaries	382,263,177	291,772,823
Property, plant and equipment, net	108,999	—
Deferred income tax assets	—	13,150,748
Other non-current assets	—	1,955,778
Total assets	388,968,242	307,978,188

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Intercompany payables	42,788,236	22,863,141
Notes payable, current	—	10,000,000
Accrued expenses and other current liabilities	1,778,279	3,045,739
Total current liabilities	44,566,515	35,908,880
Notes payable, noncurrent	—	25,000,000
Cross currency interest swap derivative	—	7,532,527
Total liabilities	44,566,515	68,441,407
Shareholders’ equity:
Common stock, $0.006 par value, 100,000,000 shares authorized; 38,099,138 and 29,772,780 shares issued and outstanding as of December 31,2010 and 2009, respectively	228,596	178,638
Additional paid in capital	167,596,792	105,540,676
Retained earnings	140,462,840	108,595,073
Accumulated other comprehensive income	36,113,499	25,222,394
Total shareholders’ equity	344,401,727	239,536,781
Commitments and contingencies	—	—
Total liabilities and shareholders' equity	388,968,242	307,978,188

Condensed Statements of Income

	Year ended December31,
	2010	2009	2008
	USD	USD	USD
Expense:
General and administrative expenses	5,151,199	3,968,083	5,389,748
Total expense	5,151,199	3,968,083	5,389,748

Other income (expense):
Equity in earnings of subsidiaries	52,574,998	35,163,733	35,943,895
Interest expense, net	(444,407)	(4,905,792)	(6,883,860)
Gain (loss) on cross-currency interest swap derivative	128,861	(4,730,440)	4,301,382
Loss on extinguishment of HY Notes	(2,395,778)	—	—
Gain on extinguishment of Convertible Notes	—	3,842,935	—
Change in fair value of warrants liability	—	(752,114)	—
Change in fair value of embedded conversion option	—	(7,181,198)	—
Other income (expense)	306,040	—	(55,862)
Total other income	50,169,714	21,437,124	33,305,555
Income before income taxes	45,018,515	17,469,041	27,915,807
Income tax expense (benefit)	13,150,748	(4,442,747)	(3,289,993)
Net income	31,867,767	21,911,788	31,205,800

Condensed Statements of Cash Flow

	Year Ended December 31,
	2010	2009	2008
	USD	USD	USD
Cash flows from operating activities:
Net cash used in operating activities	(11,976,984)	(9,179,188)	(7,834,131)

Cash flows from investing activities:
Investment in subsidiaries	(27,024,251)	(3,130,132)	(633,951)
Proceeds from sales of marketable securities	—	—	2,983,842
Purchase of property, plant and equipment	(108,999)	—	—
Net cash provided by (used in) investing activities	(27,133,250)	(3,130,132)	2,349,891

Cash flows from financing activities:
Intercompany loans	22,525,096	20,351,118	4,784,174
Release of restricted cash	—	1,000,000	—
Repayments of notes payable	(35,600,000)	(5,000,000)	—
Repurchase of convertible notes payable	—	(6,060,000)	—
Proceeds from issuance of common stock and warrants	62,010,759	2,086,626	139,394
Transaction costs paid in connection with issuance of common stock	(3,438,550)	—	—
Net cash provided by financing activities	45,497,305	12,377,744	4,923,568

Net increase (decrease) in cash	6,387,071	68,424	(560,672)
Cash at beginning of year	98,839	30,415	591,087
Cash at end of year	6,485,910	98,839	30,415
Supplemental disclosure of cash flow information:
Interest paid	1,343,849	3,375,092	4,233,231
Income taxes paid	—	—	—

Non cash investing and financing transactions:
Conversion of convertible notes into common stock	—	—	15,000,000
Issuance of common stock in connection with the Hongtai acquisition	2,600,000	—	—
Issuance of common stock to extinguish convertible notes payable	—	4,000,000	—
Issuance of common stock to settle Kuhn’s litigation	—	6,263,281	—
Accrual for the transaction cost in connection with issuance of common stock	—	—	3,487,250
Accrual for the transaction cost in connection with issuance of notes payable	—	—	3,000,000

Note 22 – Quarterly Financial Data (Unaudited)

For the year ended December 31, 2010, the unaudited quarterly information is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	USD	USD	USD	USD
Revenues	59,549,842	69,005,366	66,507,433	69,909,759
Gross profit	17,821,266	19,590,147	19,664,478	22,211,650
Net income (loss)	9,072,539	12,317,143	12,922,371	(2,444,286)
Basic EPS	0.26	0.33	0.34	(0.06)
Diluted EPS	0.26	0.32	0.34	(0.06)

For the year ended December 31, 2009, the unaudited quarterly information is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	USD	USD	USD	USD
Revenues	35,256,536	48,301,545	47,676,346	51,697,865
Gross profit	8,939,375	13,452,680	15,169,467	17,248,413
Net income	1,277,912	1,066,890	9,351,860	10,215,126
Basic EPS	0.05	0.04	0.33	0.35
Diluted EPS	0.05	0.04	0.32	0.34

Note 23 – Subsequent Events

On April 1, 2011, Copperweld failed to provide the audited annual consolidated financial statements of Fushi to the Regions Bank by March 31, 2011. On April 4, 2011, the Company received a waiver from the Regions Bank pursuant to which the Regions Bank waived its rights until April 30, 2011 for the Company to provide the bank with its 2010 audited consolidated financial statements by that date.