Form 10-Q
period 2011-03-31
Fushi Copperweld, Inc.
filed 2011-05-10
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

(+1) 931.433.0460
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

As of May 4, 2011, the registrant had 38,203,638 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	USD	USD
ASSETS
Current assets:
Cash	134,438,395	123,000,338
Accounts receivable, net of allowance for doubtful accounts	63,238,073	65,765,722
Inventories	18,624,451	16,143,922
Advances to suppliers	13,279,119	15,022,976
Prepaid expenses and other current assets	909,681	743,206
Total current assets	230,489,719	220,676,164

Property, plant and equipment, net	121,766,952	124,177,512
Intangible assets	510,318	577,587
Land use rights	13,095,516	13,089,733
Deposits for land use rights	9,698,760	9,623,181
Goodwill	1,741,697	1,669,789
Other non-current assets	584,053	443,397
Total assets	377,887,015	370,257,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term bank loan	650,000	650,000
Accounts payable	5,039,350	3,241,428
Accrued expenses and other current liabilities	11,215,401	15,542,111
Total current liabilities	16,904,751	19,433,539
Long-term bank loan	5,525,000	5,687,500
Deferred income tax liabilities	671,091	669,540
Other non-current liabilities	41,190	65,057
Total liabilities	23,142,032	25,855,636

Shareholders’ equity:
Common stock, $0.006 par value, 100,000,000 shares authorized; 38,203,638 and 38,099,138 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	229,223	228,596
Additional paid-in capital	168,457,599	167,596,792
Retained earnings	147,289,125	140,462,840
Accumulated other comprehensive income	38,769,036	36,113,499
Total shareholders’ equity	354,744,983	344,401,727
Commitments and contingencies
Total liabilities and shareholders’ equity	377,887,015	370,257,363

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three-Month Period Ended March 31,
	2011	2010
	USD	USD

Revenues	65,925,866	59,549,842
Cost of revenues	48,777,114	41,728,576
Gross profit	17,148,752	17,821,266

Operating expense:
Selling expenses	1,149,524	1,251,962
General and administrative expenses	5,515,123	3,722,550
Total operating expenses	6,664,647	4,974,512

Income from operations	10,484,105	12,846,754

Other income (expense):
Interest income	228,854	192,790
Interest expense	(98,094)	(508,482)
Gain on cross-currency interest swap derivative	-	128,861
Loss on extinguishment of HY Notes	-	(2,395,778)
Other expense, net	(354,892)	(141,072)
Total other expense	(224,132)	(2,723,681)

Income before income taxes	10,259,973	10,123,073
Income tax expense	(3,433,688)	(1,050,534)

Net income	6,826,285	9,072,539

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes	2,655,537	(124,739)
Comprehensive income	9,481,822	8,947,800

Earnings per share:
Basic	0.18	0.26
Diluted	0.18	0.26

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2011	2010
	USD	USD
Cash flows from operating activities:
Net cash provided by operating activities	15,013,956	6,680,019

Cash flows from investing activities:
Payment for acquisition of Jinchuan	-	(5,075,000)
Purchases of property, plant and equipment	(282,486)	(1,262,493)
Cash acquired from acquisition of Jinchuan	-	859,243
Net cash used in investing activities	(282,486)	(5,478,250)

Cash flows from financing activities:
Payment for acquisition of Jinchuan	(4,819,107)	-
Repayment on revolving line of credit	-	(4,033,783)
Repayment on bank loan	(162,500)	-
Repayment of notes payable	-	(35,600,000)
Proceeds from issuance of common stock and warrants	622,275	59,800,050
Transaction costs paid in connection with issuance of common stock	-	(3,438,550)
Net cash provided by (used in) financing activities	(4,359,332)	16,727,717

Effect of foreign currency exchange rate changes on cash	1,065,919	8,891
Net increase in cash	11,438,057	17,938,377

Cash at beginning of period	123,000,338	60,597,849

Cash at end of period	134,438,395	78,536,226

Supplemental disclosure of cash flow information:
Interest paid	98,595	1,395,799
Income taxes paid	2,572,995	1,802,931
Accrual for the acquisition of Jinchuan	-	4,819,107

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation and significant concentration and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the US Securities and Exchange Commission (‘‘SEC’’). The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements of Fushi Copperweld, Inc. (“Fushi”) and subsidiaries (the ‘‘Company’’). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of income and other comprehensive income, shareholders’ equity and cash flows for the year then ended.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2011, and the results of operations and cash flows for the three-month periods ended March 31, 2011 and 2010, have been made.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the fair values of assets acquired and liabilities assumed in business combinations, the recoverability of the carrying amounts of property, plant and equipment, goodwill and intangible assets, the realizability of inventories and deferred income tax assets, the useful lives of property, plant and equipment and intangible assets, the collectibility of accounts receivable, the fair values of share-based compensation expense, and the accruals for tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b) Significant concentration and risks

The percentages of the Company’s total revenues from customers located in the People’s Republic of China (“PRC”), United States (“US”) and other countries are as follows:

	Three-Month Period Ended March 31,
	2011		2010
	USD	%	USD	%

PRC	50,279,987	76%	45,693,565	76%
US	11,148,647	17%	10,024,017	17%
Other countries	4,497,232	7%	3,832,260	7%
Total	65,925,866	100%	59,549,842	100%

The Company expects revenues from customers located in the PRC and US to continue to represent a substantial portion of its revenues in the future. Any factors adversely affecting the bimetallic wire sector in the PRC and US will have a material adverse effect on the Company’s business, financial position and results of operations.

The Company purchases raw materials from a limited number of suppliers. In the aggregate, five major suppliers provided approximately 53% and 73% of the Company’s raw materials for the three-month periods ended March 31, 2011 and 2010, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

Note–2 - Principles of Consolidation

The consolidated financial statements include the financial statements of Fushi, its wholly-owned subsidiaries and consolidated variable interest entity (“VIE”), in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

Fushi has no direct or indirect equity ownership interest in Dalian Fushi Bimetallic Manufacturing Co., Ltd. (“Dalian Fushi”), which holds the title to an office building and land use rights in Dalian on behalf of the Company. Dalian Fushi has had no operations since 2006. Through a series of contractual agreements, including the Entrusted Management Agreement, the Voting Proxy Agreement, the Share Pledge Agreement and Exclusive Option Agreement (collectively, the “Restructuring Agreements”) among Fushi International (Dalian) Bimetallic Cable Co., Ltd. (“Fushi International”), Dalian Fushi and its shareholders, Fushi, through Fushi International, is able to (i) direct the activities of Dalian Fushi that most significantly impact its economic performance; and (ii) absorb losses and receive benefits from Dalian Fushi that could potentially be significant to it. As a result, in accordance with Accounting Standards Update (“ASU”) 2009-17 issued by the Financial Accounting Standards Board (“FASB”), the Company is considered to be the primary beneficiary of Dalian Fushi and the financial statements of Dalian Fushi are consolidated in the Company’s consolidated financial statements.

Total assets, primarily an office building and land use rights, and total liabilities, including accrued expenses and other current liabilities, of Dalian Fushi as of March 31, 2011 amounted to USD 51,464,517 and USD 210,674, respectively, and revenues and net loss of Dalian Fushi for the three-month period ended March 31, 2011 amounted to nil and USD 795,178 respectively, were included in the accompanying consolidated financial statements as of and for the three months ended March 31, 2011.

Note–3 - Accounts receivable

Accounts receivable consist of the following:

	March 31, 2011	December 31, 2010
	USD	USD

Trade receivables	63,781,207	66,304,625
Allowance for doubtful accounts	(543,134)	(538,903)
Accounts receivable, net	63,238,073	65,765,722

Note–4 - Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
	USD	USD

Raw materials	9,270,318	7,916,853
Work in progress	4,308,397	3,089,533
Finished goods	5,045,736	5,137,536
Total inventories	18,624,451	16,143,922

Note–5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31, 2011	December 31, 2010
	USD	USD

Plant and buildings	64,550,714	64,213,601
Machinery and equipment	89,370,582	88,747,928
Office equipment and furniture	1,545,532	1,531,608
Motor vehicles	4,572,814	4,537,499
Construction in progress	3,661,549	3,493,726
Total property, plant and equipment	163,701,191	162,524,362
Less accumulated depreciation	(41,934,239)	(38,346,850)
Property, plant and equipment, net	121,766,952	124,177,512

Depreciation expense was USD 3,278,677 and USD 2,727,425 for the three-month periods ended March 31, 2011 and 2010, respectively.

Note 6 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Note	March 31, 2011	December 31, 2010
		USD	USD

Accrued payroll		2,674,381	2,100,461
Income tax payable		3,460,492	2,599,717
Value-added-tax payable		807,048	1,862,864
Accrual for the acquisition of Jinchuan		-	5,075,000
Others	(a)	4,273,480	3,904,069
Total accrued expenses and other current liabilities		11,215,401	15,542,111

(a) Others mainly represent accrued interest and professional expenses.

Note 7 - Bank Loans

Bank loans consist of the following:

Name of lender	March 31, 2011	December 31, 2010
	USD	USD

Regions Bank term loan – current portion	650,000	650,000
Regions Bank term loan – noncurrent portion	5,525,000	5,687,500
Total bank loans	6,175,000	6,337,500

Principal payments on the outstanding bank loan as of March 31, 2011 are as follows:

December 31,	Amount
USD

April 1, 2011 to December 31, 2011	487,500
2012	650,000
2013	650,000
2014	650,000
2015	650,000
2016	650,000
Beyond 2016	2,437,500

Total	6,175,000

Pursuant to the loan agreement, the Regions Bank has the right to demand all of the outstanding balance due in August 2013 unless the Company could renew the loan before then.

Note 8 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2011	2010
	USD	USD
Numerator:
Net income for basic and diluted earnings per share	6,826,285	9,072,539

Denominator:
Denominator for basic earnings per share-
Weighted average number of common stock outstanding	38,151,832	34,673,692
Warrants	18,369	326,534
Stock options	140,717	222,788
Nonvested shares	77,467	86,833
Denominator for diluted earnings per share	38,388,385	35,309,847
Earnings per share
Basic	0.18	0.26
Diluted	0.18	0.26

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods ended March 31, 2011 and 2010, because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2011	2010

Shares issuable upon exercise of share options	983,000	697,333
Shares issuable upon exercise of warrants	100,000	100,000

 Note 9 – Income Tax

Fushi International’s 50% tax holiday expired by the end of 2010 which changed its applicable tax rate from 12.5% for 2010 to 25% from 2011 onwards.  The effective income tax rates for the three-month periods ended March 31, 2011 and 2010 were 33% and 10%, respectively.  The effective income tax rate for the three-month period ended March 31, 2011 differs from the PRC statutory income tax rate of 25% primarily due to the recognition of valuation allowances for deferred income tax assets relating to the entities which were in cumulative losses.

As of March 31, 2011 and December 31, 2010, full valuation allowances of USD 20,937,062 and USD 20,010,349 were provided against the deferred income tax assets arising from tax loss carryforwards and deductible temporary differences of the entities which were in cumulative losses.

As of and for the three-month period ended March 31, 2011, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 10 - Warrants

A summary of the warrant activities for the three-month period ended March 31, 2011 is as follows:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		USD	Years

Outstanding as of December 31, 2010	200,000	11.44	0.47
Exercised	(100,000)
Outstanding as of March 31, 2011	100,000	16.8	0.72

For the three-month period ended March 31, 2011, 100,000 warrants were exercised at an exercise price of USD 6.00 per share. The Company received USD 600,000 in cash.

Note 11– Share based compensation

Nonvested shares

On March 17, 2011, the Board of Directors approved the grant of 48,000 nonvested shares to certain employees, of which 12.5% vest at the end of each quarter from the date of grant over eight quarters.

A summary of the nonvested shares activity for the three-month period ended March 31, 2011 is as follows:

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value
		USD

Outstanding as of December 31, 2010	70,000	8.74
Granted	48,000	8.09
Outstanding as of March 31, 2011	118,000	8.47

The Company recognized USD 34,600 and USD 109,778 compensation expense for nonvested shares in general and administrative expenses for the three-month periods ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was USD 965,205 of total unrecognized compensation cost related to nonvested shares, which is to be recognized over a weighted average period of 1.87 years.

Stock options

On March 17, 2011, the Board of Directors approved the grant of options to purchase an aggregate of 48,000 shares of common stock to certain employees at an exercise price of USD 8.09 per share with a contractual term of three years after vesting. The options vest 1/3 at the end of each one-year anniversary from the date of grant over 3 years.

On March 28, 2011, the Board of Directors approved the grant of options to purchase an aggregate of 6,000 shares of common stock to one employee at an exercise price of USD 8.83 per share with a contractual term of three years after vesting. The options vest 1/3 at the end of each one-year anniversary from the date of grant over 3 years.

The weighted average option fair value of USD 3.32 per share or an aggregate of USD 179,260 on the date of grant during the three-month period ended March 31, 2011 were determined based on the Black-Scholes option pricing model, using the following assumptions:

Expected volatility	60%
Expected dividend yield	0%
Expected term (years)	3 years
Risk-free interest rate (per annum)	1.02%-1.29%
Fair value of underlying common stock (per share)	USD 8.09-8.83

The expected volatility was based on historical volatility of the Company’s common stock.

A summary of stock option activities for the three-month period ended March 31, 2011 is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		USD	Years	USD

Outstanding as of December 31, 2010	1,299,333	11.29
Grant	54,000	8.17
Forfeited	(413)	8.61
Exercised	(4,500)	4.95
Expired	(28,050)	11.5
Outstanding as of March 31, 2011	1,320,370	11.18	4.01	678,357
Exercisable as of March 31, 2011	902,185	12.01	1.78	663,957

The Company recognized USD 139,652 and USD 83,279 of compensation expense for stock options in general and administrative expenses for the three-month periods ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, there was USD 1,671,880 of total unrecognized compensation cost related to stock options, which is to be recognized over a weighted average period of 3.57 years.

Note 12 - Commitments and contingencies

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

Shareholder class action complaints have been filed against Fushi and certain officers and directors in connection with the Fu Proposal in Nevada. In the complaints, the plaintiffs alleged that the consideration in the proposal was grossly inadequate. The complaint sought, among other relief, to enjoin defendants from consummating the Fu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. There are no definite claims for damages, though the plaintiffs claim that the proposed offer price in the Fu Proposal is unfair. The Company has reviewed the allegations and believes, after consultation with the legal counsel, that they are without merit. In accordance with ASC Topic 450, no loss contingency was accrued as of March 31, 2011 since it is not probable that a liability has been incurred and the amount of loss cannot be reasonably estimated.

Pursuant to the agreement between Fushi Copperweld, Inc. and Nexans Deutschland Industries GmbH & Co. KG (“Nexans”), certain sales of CCA products of the Company are subject to royalty payments to Nexans, which are expensed as incurred. Royalty expenses are insignificant for the periods presented.

Note 13 - Segment Information

The segment information is as follows:
	Three–Month Period Ended March 31, 2011
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	51,291,699	14,634,167	65,925,866
Intersegment revenues	691,310	-	691,310
Segment operating income	12,290,092	527,896	12,817,988

	Three–Month Period Ended March 31, 2010
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	46,243,754	13,306,088	59,549,842
Intersegment revenues	1,120,948	-	1,120,948
Segment operating income	13,379,273	470,190	13,849,463

Reconciliation of segment operating income to consolidated income before income taxes is as follows:

	Three-Month Period Ended March 31,
	2011	2010
	USD	USD

Total segment operating income	12,817,988	13,849,463
Corporate operating expenses	(2,333,883)	(1,002,709)
Interest income	228,854	192,790
Interest expense	(98,094)	(508,482)
Gain on cross-currency interest swap derivative	-	128,861
Loss on extinguishment of HY Notes	-	(2,395,778)
Other expense, net	(354,892)	(141,072)
Consolidated income before income taxes	10,259,973	10,123,073

Note 14 – Reclassification

Certain items in the prior period’s unaudited condensed consolidated statement of income and other comprehensive income have been combined to conform to the current period presentation. These reclassifications had no effect on net income as previously reported.

Furthermore, with respect to the unaudited condensed consolidated statement of cash flows, cash flows relating to the cross-currency interest swap derivative was reclassified from investing activity to operating activity, resulting in a decrease in cash used in investing activity of USD 1,190,368 and a decrease in cash provided by operating activity of the corresponding amount for the three-month period ended March 31, 2010.

Note 15 – Subsequent Events

On May 6, 2011, a shareholder class action complaint was filed against Fushi and certain of its present and former officers and directors in connection with the Company's restatement of its consolidated financial statements for the years ended December 31, 2007, 2008 and 2009, and the unaudited condensed consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.  The action is pending in the United States District Court for the Southern District of New York, and is captioned as follows:  Brian Levy, on behalf of himself and all others similarly situated v. Fushi Copperweld, Inc., Li Fu, Wenbing Christopher Wang, Beihong Linda Zhang, and Joseph J. Longever, Case No. 1:11-CV-03104-PGG.

In the complaint, the plaintiff seeks damages in an unspecified amount on behalf of a putative class of persons and entities who purchased the Company's common stock between August 14, 2007 and March 29, 2011.  The plaintiff alleges that the Company's financial statements for the aforementioned periods contain material misstatements and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The Company believes the plaintiff's allegations are without merit and intends to defend the litigation vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

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

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi Copperweld, Inc., (ii) Fushi Holdings, Inc., (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iv) Dalian Jinchuan Power Cable Co., Ltd. (“Jinchuan”); (v) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (vi) Shanghai Hongtai Industrial Co., Ltd (“Hongtai”), (vii) Fushi International (Jiangsu) Bimetallic Cable Co., Ltd (“Fushi International (Jiangsu)”), (viii) Copperweld Holdings, LLC, (ix) Copperweld Bimetallic, LLC (“Copperweld”) and (x) Copperweld Bimetallics UK, LLC. U nless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China; (ii) “US dollar,” “$”, “USD” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. In the first quarter of 2011, our products were sold to over 222 customers in 27 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi TM ,” and sell primarily to cable manufacturers and to a less extent through distributors or sales agents to cable manufacturers.

Although we are engaged in one line of business, as a result of different markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, starting with the second fiscal quarter of 2009, we began to manage our worldwide operations based on two geographic segments: 1) “PRC” which consists of our facilities located in the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, (US), and Telford, England, (UK) facilities. We have combined our US and UK operations as one segment since the UK operating company is a subsidiary of the US operating company and its results are consolidated into the US operating company for our chief decision maker to review. Furthermore, the nature of our products, services and production processes at our US and UK facilities, along with the customer base, methods to distribute products and services are nearly identical.

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

While the pricing volatility of our raw materials, especially copper, is a primary cause of cost variations in our products, changes in raw material costs do not materially affect our dollar earnings on a per pound basis. Although an increase in the price of raw materials may reduce our gross margins as a percentage of revenues, likewise, a decline in raw material prices may increase our gross margin as a percentage of revenues. We generally pass the cost of price changes in our raw materials to our customers. We establish prices for our products based on market factors and our cost to produce our products. Typically, we set a base price for our products for our customers with an understanding that as prices of raw materials change, primarily for copper but also for aluminum and steel, we will pass the change to our customers. Therefore, when prices of raw material increase, our prices to our customers increase and the amount of our total revenues increases while the dollar amount of our gross margin remains relatively stable. As a result, the impact on earnings per share from volatile raw material prices is minimal, although there are timing delays of varying lengths depending upon volatility of metals prices, the type of product, competitive conditions and particular customer arrangements.

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

Highlights for the three months ended March 31, 2011 include:

•	Revenues increased by 10.7% from $59.5 million in the first quarter of 2010 to $65.9 million;

•	Organic revenues growth of 7.6%, excluding the contribution from the acquisition of Dalian Jinchuan;

•	Net cash provided by operating activities of $15.0 million, up 124% from $6.7 million in the first quarter of 2010; and

•	A strong cash position of $134.4 million at the end of first quarter of 2011.

Current Business Environment and Outlook for the remainder of 2011

The bimetallic conductor industry is a subset of the broader wire and cable industry, which consumed approximately 14,585,000 MT of metallic center conductor in 2010 according to estimates by CRU International Limited, a leading publisher of industry market research. The global bimetallic wire industry, as well as the wire and cable industry, is fast-growing and increasingly competitive. This is especially true in the PRC where there is considerable fragmentation of manufacturers. We continue to see strong demand for our products and believe significant growth opportunities exist to capture a larger proportion of the metallic center conductor market relative to solid copper wire.

Furthermore, we think the following macro-level trends will positively impact our business and offer us opportunities to capture new business and preserve profitability despite global economic conditions:

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

Meanwhile, we are also working to strengthen our business development, sales, marketing and customer relations.  We will seek approval for our products from product safety testing and certification organizations and inclusion in national and industry product standards throughout the world. We view efforts in certification and standardization as vital aspects of our efforts to realize large-scale conversion to bimetallic wire from solid copper wire.  In addition, as part of our ongoing efforts to reduce total operating costs, we continuously improve our ability to efficiently utilize existing and new manufacturing capacity to manage expansion and growth.  We believe that effectively utilized manufacturing assets, economies of scale generated, will help offset high raw material prices and dilute overhead over time, thus improving profitability.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of US dollars:

	Three Months Ended
	March 31,	March 31,	Change
	2011	2010	%

Revenues	65.9	59.5	10.7%
Gross profit	17.1	17.8	-3.9%
Selling, general and administrative expenses	6.7	5.0	34.0%
Income from operations	10.5	12.8	18.0%
Income before income taxes	10.3	10.1	2.0%
Income tax expense	(3.4)	(1.1)	209.1%
Net income	6.8	9.1	-25.3%

Three Months Ended March 31, 2011 compared to three months ended March 31, 2010:

Revenues from external customers by segment

The following tables set forth revenues from external customers in millions of US dollars and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentage)	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$51.3	77.8%	$46.2	77.6%	$5.1	11.0%
US	14.6	22.2%	13.3	22.4%	1.3	9.8%
Total revenues	$65.9	100.0%	$59.5	100.0%	$6.4	10.7%

(in MTs, except	Metric Tons Sold
percentage	Three Months Ended March 31,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
PRC *	6,732	74.8%	6,669	73.3%	63	0.9%
US	2,265	25.2%	2,431	26.7%	-166	-6.8%
Total sales volume	8,997	100.0%	9,100	100.0%	-103	-1.1%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Revenues were $65.9 million in the first quarter of 2011, an increase of $6.4 million, or 10.7%, compared to $59.5 million in the same period of last year, which was primarily driven by higher average selling prices primarily due to increased copper prices, and inclusion of Jinchuan operation for the full quarter. The increase of revenues excluding the effect of the acquisition of Jinchuan in the current quarter was 7.6%, compared with the same quarter of 2010.

The PRC segment experienced an increase of 11.0% in revenues in the first quarter of 2011, which is primarily due to a 5.8% increase in average selling prices of copper-clad products as a result of higher copper costs and a 0.9% increase in quantities sold. The increase of revenues is also due to the inclusion of Jinchuan operation for the full quarter, which contributed $6.5 million in revenues in the first quarter of 2011, compared with $4.3 million in revenues from February 5, 2010 (date of acquisition) to March 31, 2010.

The US segment experienced an increase of 9.8% in revenues in the first quarter of 2011 compared to that of 2010. The increase is primarily due to an 18.0% increase in average selling price of copper-clad product as a result of higher copper costs but partially offset by a 6.8% decrease in quantities sold. We expect to see continued strengthening of global demand in markets serviced by operations within our US segment in 2011 and believe that global demand will continue to increase.

Revenues by industry

The following table presents the breakdown of revenues in millions of US dollars by industry:

	Revenues
(in millions, except	Three Months Ended March 31,
percentage)	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
Telecommunication	$24.3	36.9%	$25.1	42.2%	$-0.8	-3.2%
Utility	38.6	58.5%	29.5	49.6%	9.1	30.8%
Transportation	1.1	1.7%	0.6	1.0%	0.5	83.3%
Other	1.9	2.9%	4.3	7.2%	-2.4	-55.8%
Total revenues	$65.9	100.0%	$59.5	100.0%	$6.4	10.7%

 The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

(in MTs, except	Metric Tons Sold Three Months Ended March 31,
percentage	2011		2010
	MT	%	MT	%	Change in MT	Change in %
Telecommunication	3,717	41.3%	4,351	47.8%	-634	-14.6%
Utility *	4,720	52.5%	3,703	40.7%	1,017	27.5%
Transportation	136	1.5%	74	0.8%	62	83.8%
Other	424	4.7%	972	10.7%	-548	-56.4%
Total sales volume	8,997	100.0%	9,100	100.0%	-103	-1.1%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

In the first quarter of 2011, our sales to the telecommunication markets decreased by 634 metric tons, or 14.6%, compared to the same period of 2010, which was primarily due to a slowdown in the 3G build out in the PRC.

Our sales to utility markets increased by 1,017 metric tons, or 27.5%, in the first quarter of 2011 compared to the first quarter of 2010, primarily due to strong demand in the PRC. As the 3G build out in China has slowed we have continued to see a shift in our customer mix towards utility customers, specifically in China, where we have been able to capture within regional markets where customers are more focused on price, particularly in light of higher copper prices. The 30.8% increase in revenues generated from utility sales was primarily attributable to (i) higher average selling prices as a result of higher copper prices, (ii) higher volumes, and (iii) inclusion of Jinchuan operations for the full quarter which contributed $6.5 million in the first quarter of 2011. The acquisition of Jinchuan allows us to process our products further downstream and provides a strategic expansion into the utility market sub-segment.

Capacity and Output

The following table summarizes installed cladding capacities and metric ton sold by products in the first quarter of 2011:

	Three Months Ended March 31, 2011
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	10,000	6,589	3,100	783
CCS	2,050	31	4,075	1,446
Total	12,050	6,620	7,175	2,229

We successfully installed 8,200 MT of CCS cladding capacity at our Dalian facility of the PRC segment in 2010. This additional capacity is targeted for the telecommunications, electric utilities and transportation industries in Asia where we believe have significant demand for CCS. We are currently working with our customers to increase demand for CCS at our Dalian facility to further accelerate our growth and believe we will begin to realize increased revenue from CCS products within our PRC segment in fiscal year 2011.

Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

(in MTs, except	Metric Tons Sold
percentage	Three Months Ended March 31,
	2011		2010
	MT	%	MT	%	Change in MT	Change in MT
CCA	7,371	81.9%	7,330	80.5%	41	0.6%
CCS	1,477	16.4%	1,619	17.8%	-142	-8.8%
Others	149	1.7%	151	1.7%	-2	-1.3%
Total sales volume *	8,997	100.0%	9,100	100.0%	-103	-1.1%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Sales volume of CCA in our PRC segment increased by 0.8%, or 52 metric tons in the first quarter of 2011 compared to the same period of 2010 due to stronger sales to utility markets, partially offset by the slowdown of the PRC’s 3G build out. Sales volume of CCA in our US segment decreased by 1.4%, or 11 metric tons in the first quarter of 2011 compared to the same period of 2010.

Sales volume of CCS in our US segment decreased by 10.0%, or 161 metric tons in the first quarter of 2011 compared to the same period of 2010, primarily due to the weaker demand in North America and Europe as a result of an increase in inventory destocking as our customers have postponed their purchases and ordered smaller than typical volumes when they have made purchases.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Gross Profit	$17.1	$17.8	$-0.7	-3.9%
Gross Margin	26.0%	29.9%		-3.9%

Gross profit was $17.1 million in the first quarter ended March 31, 2011 compared to $17.8 million in the same period of 2010, representing a decrease of 3.9%. This decrease is primarily driven by higher copper prices, pricing pressure as a result of continued slowdown of the 3G network build out in China and the inclusion of a full quarter’s results from Dalian Jinchuan, which has a relatively low margin.

Selling Expenses

	Three Months Ended March 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Selling Expenses	$1.1	$1.3	$-0.2	-15.4%
as a percentage of revenues	1.7%	2.2%		-0.5%

Selling expenses were $1.1 million in the quarter ended March 31, 2011, a decrease by 15.4%, or $1.3 million compared to the similar period in 2010. As a percentage of revenues, selling expenses decreased from 2.2% in the first quarter of 2010 to 1.7% in the same period of 2011 as we benefited from the cost cutting initiatives implemented.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
General and Administrative Expenses	$5.5	$3.7	$1.8	48.6%
as a percentage of revenues	8.3%	6.3%		2.0%

General and administrative (G&A) expenses were $5.5 million in the quarter ended March 31, 2011 compared to $3.7 million in the same period in 2010, representing an increase of 48.6%, or $1.8 million. This increase is primarily due to the 2010 audit fee of $800,000 for which the audit was performed in the first quarter of 2011, and approximately $750,000 in advisor fees related to the Company’s privatization offer.  On a percentage basis, G&A expenses in the first quarter of 2011 increased to 8.3% of revenues from 6.3% in the first quarter of 2010.

Income from operations

The following table sets forth income from operations by segment, in millions of dollars:

(in millions, except percentage)	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$12.3	117.1%	$13.3	103.9%	$(1.0)	-7.5%
US	$0.5	4.8%	$0.5	3.9%	$-	0%
Segment income from operations	$12.8	121.9%	$13.8	107.8%	$(1.0)	-7.2%
Corporate expenses	$(2.3)	-21.9%	$(1.0)	-7.8%	$(1.3)	130.0%
Total income from operations	$10.5	100.0%	$12.8	100.0%	$(2.3)	-18.0%

Total income from operations was $10.5 million in the quarter ended March 31, 2011 compared to $12.8 million in the same period of 2010, representing a decrease of 18.0%, or $2.3 million. This decrease is primarily due to a lower gross profit driven by higher copper costs and shift in product mix. The decrease is also due to a higher than usual G&A expenses, which included 2010 audit fee of $800,000, and $750,000 advisor fees related to the Company’s privatization offer.

Other Income (Expense)

Interest income (expenses)
	Three Months Ended March 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Interest Income	$0.2	$0.2	$-	-%
Interest Expenses	$(0.1)	$(0.5)	$0.4	-80.0%
Net Interest Income (Expenses)	$0.1	$(0.3)	$0.4	-133.33%
as a percentage of revenues	0.2%	-0.5%		0.7%

Net interest income was $0.1 million in the first quarter of 2011 compared to net interest expenses of $0.3 million in the same period of 2010. The change is primarily the result of the Company’s repurchased of its HY notes on February 26, 2010.

Income Taxes

	Three Months Ended March 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Income before Income Taxes	$10.3	$10.1	$0.2	2.0%
Income tax expense	3.4	1.1	2.3	209.1%
Effective income tax rate	33.0%	10.9%		22.1%

The effective income tax rate was 33.0% in the first quarter of 2011, compared to 10.9% in the same quarter of last year. This is mainly due to the change of income tax rate from 12.5% in 2010 to 25% in 2011 for Fushi International (Dalian) as a result of the expiration of Fushi International’s 50% tax holiday and the provision of full valuation allowance for the deferred tax assets in loss-making entities in US and PRC.

Our PRC subsidiaries have cash balance of USD 121 million as of March 31, 2011 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the US federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of USD 228 million and USD 211 million as of March 31, 2011 and December 31, 2010, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

Net Income

As a result of the above factors, we had net income of $6.8 million in the first quarter of 2011 compared to net income of $9.1 million in the same quarter of 2010.

Selected Balance Sheet Data at March 31, 2011 and December 31, 2010:

	Selected Balance Sheet Data
	March 31, 2011,	December 31, 2010	Change
(in millions, except percentage)			Amount	%
Cash	$134.4	$123.0	$11.4	9.3%
Accounts Receivable, net	$63.2	$65.8	$-2.6	-4.0%
PP&E (a)	$121.8	$124.2	$-2.4	-1.9%
Total Assets	$377.9	$370.3	$7.6	2.1%
Short Term Debt	$0.7	$0.7	$-	-%
Long Term Debt	$5.5	$5.7	$-0.2	-3.5%
Shareholders' Equity	$354.7	$344.4	$10.3	3.0%

(a) For breakdown of property, plant and equipment, please refer to Footnote Note–5 for details.

Our financial condition continues to improve as measured by an increase of 3.0% in shareholders’ equity as of March 31, 2011 compared to December 31, 2010. Cash increased by $11.4 million, primarily due to the strong sales and cash collections. Accounts receivable decreased by 4.0% as a result of collections.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At March 31, 2011, the majority of our cash was held in RMB denominated bank deposits with PRC financial institutions. The PRC has strict rules for converting RMB to other currencies and for movement of funds from PRC subsidiaries to the US holding company. Consequently, we used funds from our public offering in the first quarter 2010 to invest in our non-PRC operations and have secured new working capital lines for non-PRC operations to finance our growing working capital needs.

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

The following table sets forth a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2011	2010
Net cash provided by operating activities	$15.0	$6.7
Net cash used in investing activities	$(0.3)	$(5.5)
Net cash provided by (used in) financing activities	$(4.4)	$16.7
Effect of exchange rate on cash	$1.1	$0.0
Cash at beginning of period	$123.0	$60.6
Cash at end of period	$134.4	$78.5

For the three months ended March 31, 2011, net cash provided by operating activities was $15.0 million, an increase of 123.9%, or $8.3 million compared to the same period in 2010, reflecting a significant improvement in operating cash flow year over year. The favorable change is primarily attributable to improved management of current assets, particularly, days sales outstanding (“DSO”) decreasing from 95 days in the first quarter of 2010 to 88 days in the first quarter of 2011, and the advances to suppliers turnover days decreasing from 32 days in the first quarter of 2010 to 26 days in the first quarter of 2011.

For the three months ended March 31, 2011, net cash used in investing activities was $0.3 million, which was attributable to purchase of PP&E.

For the three months ended March 31, 2011, net cash used in financing activities was $4.4 million, which was primarily attributable to the final payment for the Jinchuan acquisition.

At March 31, 2011, our cash balance was $134.4 million compared to $78.5 million at March 31, 2010 and $123.0 million at December 31, 2010.

DSO has decreased from 95 days at March 31, 2010, to 88 days at March 31, 2011, while days payable outstanding (DPO) decreased to 8 days at March 31, 2011, from 11 days at March 31, 2010.

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

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2010	Three months ended March 31, 2011
Customer Payment Term	Payment in advance/up to 120 days	Payment in advance/up to 120 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days remained flat at 32 days in the first quarter of 2011 compared to the same period of 2010. Advance to supplier’s turnover days has decreased from 32 days at March 31 2010, to 26 days at March 31, 2011. The Company’s major raw materials consist of aluminum, steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affect the prices of the Company’s products and the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at March 31, 2011:

Contractual obligations	Total	Payment due by less than 1 year	2 – 3 years	4-5 years	More than 5 years
Long-term debt*	$6,972,615	809,746	1,565,995	$1,494,667	$3,102,206
Capital lease obligation	$125,328	84,138	41,190	$-	$-
Total	$7,097,943	893,884	1,607,185	$1,494,667	$3,102,206

* Pursuant to the loan agreement, the Regions Bank has the right to demand all of the outstanding balance due in August 2013 unless the Company could renew the loan before then.

The table above does not include royalty payments to Nexans as the amounts, timing and likelihood of such payments are not known.  The amounts of royalty payments typically will not be determined until sales revenues have been generated.

Legal Proceedings

Please refer to Part II, item 1 of this quarterly report on Form 10-Q for information on legal proceedings.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet transactions.

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

We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2011 and did not employ any commodity price derivatives in the first quarter of 2011.

Foreign Exchange Risk

While our reporting currency is the USD, a significant portion of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between USD and RMB. If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. Assets and liabilities of the group entities with functional currencies other than USD are translated into USD using the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $4.1 million based on our revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2011. As of March 31, 2011, our accumulated foreign currency translation gain as part of accumulated other comprehensive income amounted to $38,769,036 and our foreign currency translation gain recognized in other comprehensive income in the first quarter of 2011 was $2,655,537. We do not intend to enter into any hedging transactions in an effort to reduce our exposure to foreign exchange risk in the future. The value of the RMB against the USD and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that as of the date of this evaluation, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

To remediate the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, related to (1) insufficient competent accounting personnel in applying U.S. generally accepted accounting principles in the financial reporting process and (2) ineffective review controls over the determination of the fair values of derivative financial instruments, share-based payment awards, assets acquired and liabilities assumed in business combinations, we have already taken measures as follows:

•	Enhancing the supervision, monitoring and reviewing of financial statement preparation processes;

•
Engaging qualified consultants to arrange training for financial and accounting personnel on a periodic basis so that they could have adequate knowledge about US GAAP and SEC rules and regulations; and

•	Purchasing on-line database services on US GAAP and SEC rules so that the accounting personnel could access the full content of US GAAP and receive the latest US GAAP and SEC regulation updates.

Except as described above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months ended March 31, 2011, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported in our 2010 Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as described below.

Seth Korber vs. Li Fu, Joseph Longever, Wenbing Chris Wang, Barry Raeburn, Feng Bai, Jiping Hua, John Perkowski, and Fushi Copperweld, Inc., Case No. 13510.  The Company filed its motion to dismiss this action on March 15, 2011, which motion is pending.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 has not materially changed as of March 31, 2011.

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

FUSHI COPPERWELD, INC.

Date: May 10, 2011	By:	/s/ Craig H. Studwell
Name: Craig H. Studwell
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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