Form 10-Q
period 2011-06-30
Fushi Copperweld, Inc.
filed 2011-08-09
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (Do not check if a smaller reporting company) ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2011, the registrant had 38,204,138 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	USD	USD
ASSETS
Current assets:
Cash	141,879,243	123,000,338
Accounts receivable, net of allowance for doubtful accounts	75,191,031	65,765,722
Inventories	20,644,085	16,143,922
Advances to suppliers	10,369,102	15,022,976
Prepaid expenses and other current assets	806,117	743,206
Total current assets	248,889,578	220,676,164

Property, plant and equipment, net	120,422,102	124,177,512
Intangible assets	504,487	577,587
Land use rights	13,168,733	13,089,733
Deposits for land use rights	9,825,781	9,623,181
Goodwill	1,764,508	1,669,789
Other non-current assets	573,484	443,397
Total assets	395,148,673	370,257,363
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term bank loan	650,000	650,000
Accounts payable	4,390,928	3,241,428
Accrued expenses and other current liabilities	13,506,760	15,542,111
Total current liabilities	18,547,688	19,433,539
Long-term bank loan	5,362,500	5,687,500
Deferred income tax liabilities	673,908	669,540
Other non-current liabilities	16,635	65,057
Total liabilities	24,600,731	25,855,636

Shareholders’ equity:
Common stock, $0.006 par value, 100,000,000 shares authorized; 38,203,638 and 38,099,138 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	229,223	228,596
Additional paid-in capital	168,750,670	167,596,792
Retained earnings	157,923,168	140,462,840
Accumulated other comprehensive income	43,644,881	36,113,499
Total shareholders’ equity	370,547,942	344,401,727
Commitments and contingencies
Total liabilities and shareholders’ equity	395,148,673	370,257,363

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
	USD	USD	USD	USD

Revenues	78,953,560	69,005,366	144,879,426	128,555,208
Cost of revenues	57,916,946	49,415,219	106,694,060	91,143,795
Gross profit	21,036,614	19,590,147	38,185,366	37,411,413

Operating expense
Selling expenses	1,242,285	1,365,164	2,391,809	2,617,126
General and administrative expenses	4,459,195	4,084,266	9,974,319	7,806,816
Total operating expenses	5,701,480	5,449,430	12,366,128	10,423,942

Income from operations	15,335,134	14,140,717	25,819,238	26,987,471

Other income (expense):
Interest income	212,071	197,151	440,925	389,941
Interest expense	(125,810)	(68,709)	(223,904)	(577,191)
Gain on cross-currency interest swap derivative	-	-	-	128,861
Loss on extinguishment of HY notes	-	-	-	(2,395,778)
Other income (expense), net	(564,823)	122,628	(919,714)	(18,444)
Total other income (expense), net	(478,562)	251,070	(702,693)	(2,472,611)

Income before income taxes	14,856,572	14,391,787	25,116,545	24,514,860
Income tax expense	4,222,529	2,074,644	7,656,217	3,125,178

Net income	10,634,043	12,317,143	17,460,328	21,389,682

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes	4,875,845	1,890,314	7,531,382	1,765,575

Comprehensive income	15,509,888	14,207,457	24,991,710	23,155,257

Earnings per share:
Basic	0.28	0.33	0.46	0.59
Diluted	0.28	0.32	0.45	0.58

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2011	2010
	USD	USD
Cash flows from operating activities:
Net cash provided by operating activities	20,742,356	3,089,449

Cash flows from investing activities:
Payment for acquisitions of Jinchuan and Hongtai	-	(6,375,000)
Cash acquired from acquisitions of Jinchuan and Hongtai	-	901,442
Purchases of property and equipment	(499,458)	(1,710,640)
Net cash used in investing activities	(499,458)	(7,184,198)

Cash flows from financing activities:
Payment for acquisition of Jinchuan	(4,819,107)	-
Borrowing (repayment) on revolving line of credit	20,685	(4,033,783)
Repayment on bank loans	(325,000)	-
Repayment of notes payable	-	(35,600,000)
Proceeds from issuance of common stock and warrants	628,495	59,800,050
Transaction costs paid in connection with issuance of common stock	-	(3,438,550)
Net cash provided by (used in) financing activities	(4,494,927)	16,727,717

Effect of foreign currency exchange rate changes on cash	3,130,934	556,738
Net increase in cash	18,878,905	13,189,706

Cash at beginning of period	123,000,338	60,597,849
Cash at end of period	141,879,243	73,787,555

Supplemental disclosure of cash flow information:
Interest paid	223,904	1,401,542
Income taxes paid	4,553,891	3,830,567
Accrual for the acquisition of Jinchuan	-	4,819,107
Issuance of common stock in connection with the acquisition of Hongtai	-	2,600,000

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation and significant concentration and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the US Securities and Exchange Commission (‘‘SEC’’). The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements of Fushi Copperweld, Inc. (“Fushi”) and subsidiaries (the ‘‘Company’’). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of income and other comprehensive income, shareholders’ equity and cash flows for the year then ended.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2011, the results of operations for the three-month periods ended June 30, 2011 and 2010, and the results of operations and cash flows for the six-month periods ended June 30, 2011 and 2010, have been made.

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

(b) Significant concentration and risks

The percentages of the Company’s total revenues from customers located in the People’s Republic of China (“PRC”), United States (“US”) and other countries during the three-month periods ended June 30, 2011 and 2010 and six-month periods ended June 30, 2011 and 2010 are as follows:

	Three-Month Period Ended June 30,
	2011		2010
	USD	%	USD	%

PRC	62,697,867	79%	54,451,218	79%
US	11,217,668	15%	10,847,910	16%
Other countries	5,038,025	6%	3,706,238	5%
Total	78,953,560	100%	69,005,366	100%

	Six-Month Period Ended June 30,
	2011		2010
	USD	%	USD	%

PRC	112,977,854	78%	100,144,783	78%
US	22,366,315	15%	20,871,927	16%
Other countries	9,535,257	7%	7,538,498	6%
Total	144,879,426	100%	128,555,208	100%

The Company expects revenues from customers located in the PRC and US to continue to represent a substantial portion of its revenues in the future. Any factors adversely affecting the bimetallic wire sector in the PRC and US will have a material adverse effect on the Company’s business, financial position and results of operations.

The Company purchases raw materials from a limited number of suppliers. In the aggregate, five major suppliers provided approximately 63% and 67% of the Company’s raw materials for the six-month periods ended June 30, 2011 and 2010, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

Note–2 - Principles of Consolidation

The consolidated financial statements include the financial statements of Fushi, its wholly-owned subsidiaries and consolidated variable interest entity (“VIE”), in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

Fushi has no direct or indirect equity ownership interest in Dalian Fushi Bimetallic Manufacturing Co., Ltd. (“Dalian Fushi”), which holds the title to an office building and land use rights in Dalian on behalf of the Company. Dalian Fushi has had no operations since 2006. Through a series of contractual agreements, including the Entrusted Management Agreement, the Voting Proxy Agreement, the Share Pledge Agreement and Exclusive Option Agreement (collectively, the “VIE Agreements”) among Fushi International (Dalian) Bimetallic Cable Co., Ltd. (“Fushi International”), Dalian Fushi and its equityholders, Fushi, through Fushi International, is able to (i) direct the activities of Dalian Fushi that most significantly impact its economic performance; and (ii) absorb losses and receive benefits from Dalian Fushi that could potentially be significant to it. As a result, in accordance with Accounting Standards Update (“ASU”) 2009-17 issued by the Financial Accounting Standards Board (“FASB”), the Company is considered to be the primary beneficiary of Dalian Fushi and the financial statements of Dalian Fushi are consolidated in the Company’s consolidated financial statements.

The Company relies on the VIE Agreements to control Dalian Fushi. However, these contractual arrangements may not be as effective as direct equity ownership in providing the Company with control over Dalian Fushi. Any failure by Dalian Fushi or the nominee equityholders to perform their obligations under the VIE Agreements would have a material adverse effect on the financial position and financial performance of the Company. All the VIE Agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In addition, if the legal structure and the VIE Agreements were found to be in violation of any existing or future PRC laws and regulations, the Company may be subject to fines or other legal or administrative sanctions.

Total assets, primarily an office building and land use rights, and total liabilities, including accrued expenses and other current liabilities, of Dalian Fushi as of June 30, 2011 amounted to USD 51,303,668 and USD 213,331, respectively, and revenues and net loss of Dalian Fushi for the six-month period ended June 30, 2011 amounted to nil and USD 1,675,609 respectively, were included in the accompanying consolidated financial statements as of and for the six-month period ended June 30, 2011.

Note–3 - Accounts receivable

Accounts receivable consist of the following:

	June 30, 2011	December 31, 2010
	USD	USD

Trade receivables	75,741,279	66,304,625
Allowance for doubtful accounts	(550,248)	(538,903)
Accounts receivable, net	75,191,031	65,765,722

Note–4 - Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
	USD	USD

Raw materials	12,332,583	7,916,853
Work in progress	3,318,669	3,089,533
Finished goods	4,992,833	5,137,536
Total inventories	20,644,085	16,143,922

Note–5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30, 2011	December 31, 2010
	USD	USD

Plant and buildings	65,357,435	64,213,601
Machinery and equipment	92,272,798	88,747,928
Office equipment and furniture	1,564,735	1,531,608
Motor vehicles	4,711,506	4,537,499
Construction in progress	2,214,934	3,493,726
Total property, plant and equipment	166,121,408	162,524,362
Less accumulated depreciation	(45,699,306)	(38,346,850)
Property, plant and equipment, net	120,422,102	124,177,512

Depreciation expense was USD 3,289,831 and USD 2,982,605 for the three-month periods ended June 30, 2011 and 2010, respectively, and USD 6,568,508 and USD 5,710,030 for the six-month periods ended June 30, 2011 and 2010, respectively.

Note 6 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Note	June 30, 2011	December 31, 2010
		USD	USD

Accrued payroll		2,145,892	2,100,461
Income tax payable		5,797,962	2,599,717
Value-added-tax payable		840,857	1,862,864
Accrual for the acquisition of Jinchuan		-	5,075,000
Others	(a)	4,722,049	3,904,069
Total accrued expenses and other current liabilities		13,506,760	15,542,111

(a) Others mainly represent accrued shipping and handling costs.

Note 7 - Bank Loans

Bank loans consist of the following:

Name of lender	June 30, 2011	December 31, 2010
	USD	USD

Regions Bank term loan – current portion	650,000	650,000
Regions Bank term loan – noncurrent portion	5,362,500	5,687,500
Total bank loans	6,012,500	6,337,500

Principal payments on the outstanding bank loan as of June 30, 2011 are as follows:

December 31,	Amount
USD

July 1, 2011 to December 31, 2011	325,000
2012	650,000
2013	650,000
2014	650,000
2015	650,000
2016	650,000
Beyond 2016	2,437,500

Total	6,012,500

On June 27, 2011, Copperweld Bimetallics LLC (“Copperweld”), a wholly owned subsidiary of Fushi, entered into an amendment (the “First Amendment”) to the loan agreement with Regions Bank, pursuant to which the maximum amount of the revolving credit facility was increased from USD 2.5 million to USD 4.5 million.  As a result, total facility cap was increased from USD 9 million to USD 11 million. Pursuant to the First Amendment, the Regions Bank has the right to demand full repayment of all the outstanding balance in August 2014 unless the Company renews the loan before then.

Note 8 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010
	USD	USD	USD	USD
Numerator:
Net income	10,634,043	12,317,143	17,460,328	21,389,682
Net income attributable to participating securities - nonvested shares	(31,084)	(24,736)	(51,038)	(42,957)
Net income for basic and diluted earnings per share	10,602,959	12,292,407	17,409,290	21,346,725
Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	38,203,638	37,343,714	38,177,878	36,016,078
Plus:
Warrants	-	336,244	6,824	319,016
Stock options	64,072	210,842	90,924	204,618
Denominator for diluted earnings per share	38,267,710	37,890,800	38,275,626	36,539,712
Earnings per share:
Basic	0.28	0.33	0.46	0.59
Diluted	0.28	0.32	0.45	0.58

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and the six-month periods ended June 30, 2011 and 2010, because their effects are anti-dilutive:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2011	2010	2011	2010

Shares issuable upon exercise of stock options	1,046,520	511,000	1,046,520	511,000
Shares issuable upon exercise of warrants	100,000	10,000	100,000	100,000

Note 9 – Income Tax

Fushi International’s 50% tax holiday expired as of December 31, 2010, resulting in an increase of the applicable tax rate from 12.5% to 25% from 2011 onwards. The effective income tax rates for the three-month periods ended June 30, 2011 and 2010 were 28% and 14%, respectively. The effective income tax rates for the six-month periods ended June 30, 2011 and 2010 were 30% and 13%, respectively. The effective income tax rates for the three-month and six-month periods ended June 30, 2011 differ from the PRC statutory income tax rate of 25% primarily due to the recognition of valuation allowances for deferred income tax assets relating to the entities which were in cumulative loss positions.

As of June 30, 2011 and December 31, 2010, full valuation allowances of USD 21,618,581 and USD 20,010,349 were provided against the deferred income tax assets arising from tax loss carryforwards and deductible temporary differences of entities which were in cumulative loss positions.

As of and for the six-month period ended June 30, 2011, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 10 - Warrants

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		USD	Years

Outstanding as of December 31, 2010	200,000	11.44
Exercised	(100,000)	6.00
Outstanding as of June 30, 2011	100,000	16.80	0.42

During the six-month period ended June 30, 2011, 100,000 warrants were exercised at an exercise price of USD 6.00 per share. The Company received USD 600,000 in cash.

Note 11– Share based compensation

Nonvested shares

On March 17, 2011, the Board of Directors approved the grant of 48,000 nonvested shares to certain employees, of which 12.5% vest at the end of each quarter from the date of grant over eight quarters.

A summary of the nonvested shares activity is as follows:

	Number of Nonvested Shares	Weighted Average Grant Date Fair Value
		USD

Outstanding as of December 31, 2010	70,000	8.74
Granted	48,000	8.09
Vested	(6,000)	8.09
Outstanding as of June 30, 2011	112,000	8.49

The Company recognized USD 83,140 and USD 109,778 share-based compensation expense for nonvested shares in general and administration expenses for the three-month periods ended June 30, 2011 and 2010, respectively, and USD 117,740 and USD 219,555 for the six-month periods ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was USD  882,050 of total unrecognized compensation cost related to nonvested shares, which is to be recognized over a weighted average period of 1.66 years.

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

The weighted average option fair value of USD 3.32 per share or an aggregate of USD 179,260 on the date of grant during the six-month period ended June 30, 2011 were determined based on the Black-Scholes option pricing model, using the following assumptions:

Expected volatility	60%
Expected dividend yield	0%
Expected term	3 years
Risk-free interest rate (per annum)	1.02% to 1.29%
Fair value of underlying common stock (per share)	USD 8.09 to 8.83

The expected volatility was estimated based on historical volatility of the Company’s common stock.

A summary of stock option activities is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		USD	Years	USD

Outstanding as of December 31, 2010	1,299,333	11.29
Grant	54,000	8.17
Forfeited	(413)	8.61
Exercised	(4,500)	4.95
Expired	(86,800)	13.65
Outstanding as of June 30, 2011	1,261,620	11.01	3.94	167,778
Exercisable as of June 30, 2011	858,748	11.76	1.71	167,778

The Company recognized USD 140,842 and USD 70,813 of compensation expense for stock options in general and administration expense for the three-month periods ended June 30, 2011 and 2010, respectively, and USD 280,494 and USD 154,093 for the six-month periods ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was USD 1,531,038 of total unrecognized compensation cost related to stock options, which is to be recognized over a weighted average period of 3.42 years.

Note 12 - Commitments and contingencies

(1)
On November 3, 2010, the Company’s Board of Directors received a proposal from its Chairman and Chief Executive Officer, Mr. Li Fu ("Mr. Fu") and Abax Global Capital (Hong Kong) Limited on behalf of funds managed by it and its affiliates ("Abax") for Mr. Fu and Abax to acquire all of the outstanding shares of common stock of Fushi not owned by Mr. Fu and his affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions (the “Fu Proposal”). According to the proposal letter, Mr. Fu and Abax will form an acquisition vehicle for the purpose of completing the acquisition and plan to finance the acquisition with a combination of debt and equity capital. The proposal letter states that the equity portion of the financing would be provided by Mr. Fu, Abax and related sources. A Special Committee of the Company’s Board of Directors has retained BofA Merrill Lynch as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal advisor to assist the Special Committee in its consideration of the Fu Proposal. No decisions have been made by the Special Committee with respect to the Company’s response to the proposal.

Shareholder class action complaints have been filed against Fushi and certain officers and directors in connection with the Fu Proposal in Nevada. In the complaints, the plaintiffs alleged that the consideration in the proposal was grossly inadequate. The complaint sought, among other relief, to enjoin defendants from consummating the Fu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. There are no definite claims for damages, though the plaintiffs claim that the proposed offer price in the Fu Proposal is unfair. The Company has discussed the allegations with its legal counsel that the Company believes the allegation are without merit and the Company has viable defenses to the allegations, nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of June 30, 2011 since the possible los or range of loss cannot be reasonable estimated.

(2)
Shareholder class action complaints have been filed against Fushi and certain of its present and former officers and directors in connection with the Company's restatement of its consolidated financial statements for the years ended December 31, 2007, 2008 and 2009, and the unaudited condensed consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.  In the complaint, the plaintiff seeks damages in an unspecified amount on behalf of a putative class of persons and entities who purchased the Company's common stock between August 14, 2007 and March 29, 2011.  The plaintiff alleges that the Company's financial statements for the aforementioned periods contain material misstatements and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The Company has discussed the allegations with its legal counsel that the Company believes the allegation are without merit and the Company has viable defenses to the allegations, nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of June 30, 2011 since the possible los or range of loss cannot be reasonable estimated.

(3)
Pursuant to the agreement between Fushi Copperweld, Inc. and Nexans Deutschland Industries GmbH & Co. KG (“Nexans”), certain sales of copper-clad aluminum (“CCA”) products of the Company are subject to royalty payments to Nexans, which are expensed as incurred. Royalty expenses are insignificant for the periods presented.

Note 13 - Segment Information

The segment information is as follows:

	Three–Month Period Ended June 30, 2011
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	63,829,023	15,124,537	78,953,560
Intersegment revenues	735,801	-	735,801
Segment operating income	16,547,047	672,211	17,219,258

	Three–Month Period Ended June 30, 2010
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	54,885,495	14,119,871	69,005,366
Intersegment revenues	847,703	-	847,703
Segment operating income	14,561,173	728,329	15,289,502

	Six–Month Period Ended June 30, 2011
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	115,120,722	29,758,704	144,879,426
Intersegment revenues	1,427,111	-	1,427,111
Segment operating income	28,837,140	1,200,107	30,037,247

	Six–Month Period Ended June 30, 2010
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	101,129,332	27,425,876	128,555,208
Intersegment revenues	1,968,652	-	1,968,652
Segment operating income	27,940,991	1,197,974	29,138,965

Reconciliation of segment operating income to consolidated income before income taxes is as follows:

	Three-Month Period Ended June 30,
	2011	2010
	USD	USD

Total segment operating income	17,219,258	15,289,502
Corporate operating expenses	(1,884,124)	(1,148,785)
Interest income	212,071	197,151
Interest expense	(125,810)	(68,709)
Other income (expense), net	(564,823)	122,628
Consolidated income before income taxes	14,856,572	14,391,787

	Six-Month Period Ended June 30,
	2011	2010
	USD	USD

Total segment operating income	30,037,247	29,138,965
Corporate operating expenses	(4,218,009)	(2,151,494)
Interest income	440,925	389,941
Interest expense	(223,904)	(577,191)
Gain on cross-currency interest swap derivative	-	128,861
Loss on extinguishment of HY Notes	-	(2,395,778)
Other expense, net	(919,714)	(18,444)
Consolidated income before income taxes	25,116,545	24,514,860

Note 14 – Reclassification

Certain items in the prior period’s unaudited condensed consolidated statements of income and other comprehensive income have been combined to conform to the current period presentation. These reclassifications had no effect on net income as previously reported.

Furthermore, with respect to the unaudited condensed consolidated statements of cash flows, cash flows relating to the cross-currency interest swap derivative was reclassified from investing activity to operating activity, resulting in a decrease in cash used in investing activity of USD 6,840,368 and a decrease in cash provided by operating activity of the corresponding amount for the six-month period ended June 30, 2010.

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

The "Company", "we," "us," "our," and the "Registrant" refer to (i) Fushi Copperweld, Inc., (ii) Fushi Holdings, Inc., (iii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International”), (iv) Dalian Jinchuan Power Cable Co., Ltd. (“Jinchuan”); (v) Dalian Fushi Bimetallic Wire Manufacturing, Co., Ltd. (“Dalian Fushi”), (vi) Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”), (vii) Fushi International (Jiangsu) Bimetallic Cable Co., Ltd. (“Fushi Jiangsu”), (viii) Copperweld Holdings, LLC, (ix) Copperweld Bimetallic, LLC (“Copperweld”) and (x) Copperweld Bimetallics UK, LLC. Unless the context otherwise requires, all references to (i)  “PRC” and “China” are to the People’s Republic of China; (ii) “US dollar,” “$”, “USD” and “US$” are to United States dollars; (iii) “RMB” are to Yuan Renminbi of China; (iv) “Securities Act” are to the Securities Act of 1933, as amended; and (v) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. In the second quarter of 2011, our products were sold to over 182 customers in 30 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi TM ,” and sell primarily to cable manufacturers and to a less extent through distributors or sales agents to cable manufacturers.

Although we are engaged in one line of business, as a result of different markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, we manage our worldwide operations based on two geographic segments: 1) “PRC” which consists of our facilities located in the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, (US), and Telford, England, (UK) facilities. We have combined our US and UK operations as one segment since the UK operating company is a subsidiary of the US operating company and its results are consolidated into the US operating company for our chief decision maker to review. Furthermore, the nature of our products, services and production processes at our US and UK facilities, along with the customer base, methods to distribute products and services are nearly identical.

We believe we have a strong market position in all markets in which we compete due to the quality of our products, geographic and customer diversity and our ability to deliver superior products while operating as a low cost provider. As a result, we believe we are now one of the leading producers of bimetallic wire products in the world and are one of the market leaders in North America, Europe, North Africa, the Middle East and the PRC. We continue to expand within current and developing markets and create shareholder value by:

·	Investing in organic growth in both infrastructure-based and fast-growing markets;

·
Focusing on margin enhancement through investment in new machinery and research and development intended to improve the performance and capabilities of our bimetallic products and allow us to enter new markets;

·	Optimizing capacity and utilization rates throughout the Company by focusing on key performance indicators and operational excellence;

·	Protecting and enhancing the Fushi Copperweld brand; and strategically hiring and developing talent, to improve the effectiveness of our performance management process; and

·	Pursuing acquisitions that expand our strategic capabilities, our access to customers and our product lines, as well as downstream in our value chain.

To accomplish these goals, we focus on continuously improving operational efficiency in areas we view to be vital: quality, delivery, cost and innovation. We also take an opportunistic approach to achieving our goals, and thus, we seek acquisitions of businesses which facilitate the overall growth and cash flows of the Company.

We manufacture, market and distribute bimetallic conductors (two-metal conductors). These bimetallic conductors are primarily CCA and CCS. These conductors have either aluminum or steel cores, surrounded by an outer layer of pure copper, resulting in a composite bimetallic conductor. The copper sheath, through our processing methods, is metallurgically “bonded” to the core metal. The amount of copper-metal used in cladding the core-metal varies widely, and is based on customers’ needs. Bimetallic conductors, compared to solid copper conductors, can reduce the amount of copper used by as much as 90% by volume, or 73% by weight which is a considerable cost savings to the company and our customers. For many applications, bimetallic conductors offer significant advantages over copper wire. End-user manufacturers in the industry have increasingly pursued and chosen alternative technologies such as bimetallics due to performance and economic considerations. Relative to traditional copper conductors, bimetallic conductors offer greater value to a variety of customers. Because of the benefits of bimetallic conductors, we believe there are substantial opportunities to capture increased market share in applications that have historically been dominated by solid copper wire.

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

The pricing volatility of our raw materials, especially copper, is a primary cause of cost variations in our products. We establish prices for our products based on market factors and our cost to produce our products. Typically, we set a base price for our products for our customers with an understanding that as prices of raw materials change, primarily for copper but also for aluminum and steel, we will pass the change to our customers. Therefore, when prices of raw material increase, our prices to our customers increase and the amount of our total revenues increases while the gross profit on a per ton basis remains relatively stable. As a result, the impact on earnings per share from volatile raw material prices is minimal, although there are timing delays of varying lengths depending upon volatility of metals prices, the type of product, competitive conditions and particular customer arrangements.

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

Highlights for the three months ended June 30, 2011 include:

·	Products shipped in metric tons increased 3.2% to 10,292 tons, compared to the second quarter of 2010;

·	Revenues increased by 14.4% from USD$69.0 million in the second quarter of 2010 to USD$79.0 million;

·	Net cash generated from operations of USD$5.7 million, compared to USD$3.6 million net cash used in the second quarter of 2010; and

·	A strong cash position of USD 141.9 million as of June 30, 2011.

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

Furthermore, we think the following macro-level trends will positively impact our business and offer us opportunities to capture new business and preserve profitability despite global economic conditions:

·	Continued investment in telecommunication projects in emerging economies;

·	Government initiatives focused on infrastructure: high-speed railways, transmission and distribution and power grid build out;

·	Continued strength of grounding wire market;

·	Worldwide underlying long-term growth trends in electric utility and infrastructure markets; and

·	Continuing demand for cost effective, energy saving alternatives.

In addition to these macro-level trends, the Company is presented with significant opportunities brought by the addition of CCS cladding capacity at our Dalian facility. We believe this equipment is the first large-scale, high quality CCS cladding capacity in Asia. We continue to educate the PRC and Asian markets on the benefits of CCS for the telecommunication, utilities, and transportation market, as we began to sell in limited quantities per our production capabilities in the second quarter of 2011. Initially, we intend to focus our CCS efforts on capturing market share in the CATV drop cable market.  According to the 12th Five-year Program Outline by the Optical and Electrical Cable Association of China, approximately 8,000,000 kilometers of CATV drop cable was manufactured in the PRC in 2009. This amount of CATV cable represents the equivalent of approximately 50,000 MT of CCS center conductor, and to-date has been primarily supplied by local Copper-plated Steel (CPS) manufacturers. We believe CPS to be an inferior product compared to CCS, and the absence of local, affordably priced CCS manufacturers in the PRC results in CATV manufacturers choosing CPS in their production process. As we introduce CCS production, we expect those market dynamics to shift to be more in-line with those of developed markets, where CCS is the preferred center conductor of choice for CATV drop cable.

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

Results of Operations

The following table sets forth, for the periods indicated, income statement data in millions of US dollars:
	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2011	2010	%	2011	2010	%
Revenues	$79.0	$69.0	14.4%	$144.9	$128.6	12.7%
Gross profit	21.0	19.6	7.1%	38.2	37.4	2.1%
Selling, general and administrative expenses	5.7	5.4	5.6%	12.4	10.4	19.2%
Income from operations	15.3	14.1	8.5%	25.8	27.0	-4.4%
Income before income taxes	14.8	14.4	2.8%	25.1	24.5	2.4%
Income tax expense	(4.2)	(2.1)	100.0%	(7.6)	(3.1)	145.2%
Net income	$10.6	$12.3	-13.8%	$17.5	$21.4	-18.2%

Three Months Ended June 30, 2011 compared to three months ended June 30, 2010:

Revenues from external customers by segment

The following tables set forth revenues from external customers in millions of US dollars and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentage)	Three Months Ended June 30,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$63.9	80.9%	$54.9	79.6%	$9.0	16.4%
US	15.1	19.1%	14.1	20.4%	1.0	7.1%
Total revenues	$79.0	100.0%	$69.0	100.0%	$10.0	14.4%

(in MTs, except	Metric Tons Sold
percentage)	Three Months Ended June 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
PRC *	7,889	76.7%	7,454	74.7%	435	5.8%
US	2,403	23.3%	2,520	25.3%	-117	-4.6%
Total sales volume	10,292	100.0%	9,974	100.0%	318	3.2%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Revenues were USD 79.0 million in the second quarter of 2011, an increase of USD 10.0 million, or 14.4%, compared to USD 69.0 million in the same period of last year, which was primarily driven by higher average selling prices primarily due to increased copper prices, and partially due to an increase of metric tons shipped in the second quarter of 2011.

The PRC segment experienced an increase of 16.4% in revenues in the second quarter of 2011, which is primarily due to a 13.8% increase in average selling prices of copper-clad products as a result of higher copper costs and a 5.8% increase in quantities sold.

The US segment experienced an increase of 7.1% in revenues in the second quarter of 2011 compared to the same period of 2010. The increase is primarily due to a 12.4% increase in average selling price of copper-clad product as a result of higher copper costs but partially offset by a 4.6% decrease in quantities sold. The quantities sold in our Fayetteville facility increased by 7.7% in the second quarter of 2011 compared to the first quarter of 2011, with increased activity from utilities in the US and other markets, where we expect higher demand for Fayetteville’s products going forward.

Revenues by industry

The following table presents the breakdown of revenues in millions of US dollars by industry:

	Revenues
(in millions, except	Three Months Ended June 30,
percentage)	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
Telecommunication	$24.5	31.0%	$28.1	40.7%	$-3.6	-12.8%
Utility	51.4	65.1%	38.2	55.3%	13.2	34.6%
Transportation	0.9	1.1%	1.1	1.6%	-0.2	-18.2%
Other	2.2	2.8%	1.6	2.4%	0.6	37.5%
Total revenues	$79.0	100.0%	$69.0	100.0%	$10.0	14.4%

 The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

(in MTs, except	Metric Tons Sold Three Months Ended June 30,
percentage)	2011		2010
	MT	%	MT	%	Change in MT	Change in %
Telecommunication	3,838	37.3%	4,883	49.0%	-1,045	-21.4%
Utility *	5,809	56.4%	4,518	45.3%	1,291	28.6%
Transportation	99	1.0%	147	1.5%	-48	-32.7%
Other	546	5.3%	426	4.2%	120	28.2%
Total sales volume	10,292	100.0%	9,974	100.0%	318	3.2%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

In the second quarter of 2011, our sales to the telecommunication markets decreased by 1,045 metric tons, or 21.4%, compared to the same period of 2010, which was primarily due to a slowdown in the 3G build out in the PRC.

Our sales to utility markets increased by 1,291 metric tons, or 28.6%, in the second quarter of 2011 compared to the second quarter of 2010, primarily due to strong demand in the PRC. As the 3G build out in China has slowed we have continued to see a shift in our customer mix towards utility customers, specifically in China, where we have been able to capture within regional markets where customers are more focused on price, particularly in light of higher copper prices. The 28.6% increase in revenues generated from utility sales was primarily attributable to (i) higher average selling prices as a result of higher copper prices, (ii) higher volumes.

Capacity and Output

The following table summarizes installed cladding capacities and metric ton sold by products in the second quarter of 2011:

	Three Months Ended June 30, 2011
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	10,000	7,680	3,062	745
CCS	2,050	85	4,274	1,626
Total	12,050	7,765	7,336	2,371

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

Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

(in MTs, except	Metric Tons Sold
percentage)	Three Months Ended June 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in MT
CCA	8,425	81.9%	8,171	81.9%	254	3.1%
CCS	1,711	16.6%	1,637	16.4%	74	4.5%
Others	156	1.5%	166	1.7%	-10	-6.0%
Total sales volume *	10,292	100.0%	9,974	100.0%	318	3.2%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Sales volume of CCA in our PRC segment increased by 5.2%, or 377 metric tons, in the second quarter of 2011 compared to the same period of 2010 due to stronger sales to utility markets, partially offset by the slowdown of the PRC’s 3G build out. Sales volume of CCA in our US segment decreased by 14.2%, or 123 metric tons, in the second quarter of 2011 compared to the same period of 2010 due to continued destocking activities in the US as utilities in that market remain cautious in the face of an uncertain economic environment.

Sales volume of CCS in our US segment slightly increased by 0.5%, or 8 metric tons, in the second quarter of 2011 compared to the same period of 2010. Sales volume of CCS in our PRC segment increased by 342.7%, or 66 metric tons, in the second quarter of 2011 compared to the same period of 2010. Our newly implemented capacity for CCS in Dalian facility is one of our growth initiatives in China.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Gross Profit	$21.0	$19.6	$1.4	7.1%
Gross Margin	26.6%	28.4%		-1.8%

Gross profit was USD 21.0 million in the quarter ended June 30, 2011 compared to USD 19.6 million in the same period of 2010, representing an increase of 7.1%. Gross margin in our Dalian facility decreased 1.9% to 32.4% due to higher raw material prices, shifting product mix and the result of the slowdown in telecommunication-related demand. Gross margin for our Fayetteville facility decreased 4.4% from 14.6% in the second quarter of 2010 to 10.2% during the second quarter of 2011 primarily due to higher raw material prices and lower fixed cost absorption as a result of lower sales volumes.

Selling Expenses

	Three Months Ended June 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Selling Expenses	$1.2	$1.4	$-0.2	-14.3%
as a percentage of revenues	1.5%	2.0%		-0.5%

Selling expenses were USD 1.2 million in the quarter ended June 30, 2011, a decrease by 14.3%, or USD 0.2 million compared to the similar period in 2010. As a percentage of revenues, selling expenses decreased from 2.0% in the second quarter of 2010 to 1.5% in the same period of 2011 as we benefited from the cost cutting initiatives implemented in 2010.

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
General and Administrative Expenses	$4.5	$4.1	$0.4	9.8%
as a percentage of revenues	5.7%	5.9%		-0.2%

General and administrative (G&A) expenses were USD 4.5 million in the quarter ended June 30, 2011 compared to USD 4.1 million in the same period in 2010, representing an increase of 9.8%, or USD 0.4 million. This increase is primarily due to our ongoing efforts in business development activities and approximately $124,000 in advisory fees related to the ongoing privatization offer. On a percentage basis, G&A expenses in the second quarter of 2011 decreased to 5.7% of revenues from 5.9% in the second quarter of 2010.

Income from operations

The following table sets forth income from operations by segment, in millions of dollars:

(in millions, except percentage)	Three Months Ended June 30,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$16.5	107.8%	$14.5	102.8%	$2.0	13.8%
US	0.7	4.6%	0.7	5.0%	-	-%
Segment income from operations	17.2	112.4%	15.2	107.8%	2.0	13.2%
Corporate expenses	(1.9)	-12.4%	(1.1)	-7.8%	(0.8)	72.7%
Total income from operations	$15.3	100.0%	$14.1	100.0%	$1.2	8.5%

Total income from operations was USD 15.3 million in the quarter ended June 30, 2011 compared to USD 14.1 million in the same period of 2010, representing an increase of 8.5%, or USD 1.2 million. This increase is primarily due to higher gross profit.

Other Income (Expense)

Interest income (expenses)
	Three Months Ended June 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Interest Income	$0.2	$0.2	$-	-%
Interest Expense	(0.1)	(0.1)	-	-%
Net Interest Income (Expenses)	$0.1	$0.1	$-	-%
as a percentage of revenues	0.1%	0.2%		-0.1%

Net interest income was remained stable in the second quarter of 2011 compared to that of the same period of 2010.

Income Taxes

	Three Months Ended June 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Income before Income Taxes	$14.8	$14.4	$0.4	2.8%
Income tax expense	4.2	2.1	2.1	100.0%
Effective income tax rate	28.4%	14.4%		14.0%

The effective income tax rate was 28.4% in the second quarter of 2011, compared to 14.4% in the same quarter of last year. This is mainly due to the change of income tax rate from 12.5% in 2010 to 25% in 2011 for Fushi International as a result of the expiration of Fushi International’s 50% tax holiday and the provision of full valuation allowance for the deferred income tax assets in loss-making entities in US and PRC.

Our PRC subsidiaries have cash balance of USD 129.9 million as of June 30, 2011 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the US federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of USD 221 million and USD 195 million as of June 30, 2011 and December 31, 2010, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

Net Income

As a result of the above factors, we had net income of USD 10.6 million in the second quarter of 2011 compared to net income of USD 12.3 million in the same quarter of 2010.

Six Months Ended June 30, 2011 compared to six months ended June 30, 2010:

Revenues from external customers by segment

The following tables set forth revenues from external customers in millions of US dollars and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentage)	Six Months Ended June 30,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$115.1	79.4%	$101.2	78.7%	$13.9	13.7%
US	29.8	20.6%	27.4	21.3%	2.4	8.8%
Total revenues	$144.9	100.0%	$128.6	100.0%	$16.3	12.7%

(in MTs, except	Metric Tons Sold
percentage	Six Months Ended June 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
PRC *	14,621	75.8%	14,122	74.0%	499	3.5%
US	4,668	24.2%	4,952	26.0%	-284	-5.7%
Total sales volume	19,289	100.0%	19,074	100.0%	215	1.1%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Revenues were USD 144.9 million in the first half year of 2011, an increase of USD 16.3 million, or 12.7%, compared to USD 128.6 million in the same period of last year, which was primarily driven by higher average selling prices primarily due to increased copper prices.

The PRC segment experienced an increase of 13.7 % in revenues for the six months ended June 30, 2011, which is primarily due to a 10.0% increase in average selling prices of copper-clad products as a result of higher copper costs and a 3.5% increase in quantities sold.

The US segment experienced an increase of 8.8% in revenues for the six months ended June 30, 2011compared to that of 2010. The increase is primarily due to a 15.1% increase in average selling price of copper-clad product as a result of higher copper costs but partially offset by a 5.7% decrease in quantities sold.

Revenues by industry

The following table presents the breakdown of revenues in millions of US dollars by industry:

	Revenues
(in millions, except	Six Months Ended June 30,
percentage)	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
Telecommunication	$48.8	33.7%	$53.1	41.3%	$-4.3	-8.1%
Utility	90.0	62.1%	67.8	52.7%	22.2	32.7%
Transportation	2.0	1.4%	1.7	1.0%	0.3	17.6%
Other	4.1	2.8%	6.0	5.0%	-1.9	-31.7%
Total revenues	$144.9	100.0%	$128. 6	100.0%	$16.3	12.7%

 The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

(in MTs, except	Metric Tons Sold Six Months Ended June 30,
Percentage)	2011		2010
	MT	%	MT	%	Change in MT	Change in %
Telecommunication	7,556	39.2%	9,234	48.4%	-1,678	-18.2%
Utility *	10,528	54.6%	8,221	43.1%	2,307	28.1%
Transportation	235	1.2%	221	1.2%	14	6.3%
Other	970	5.0%	1,398	7.3%	-428	-30.6%
Total sales volume	19,289	100.0%	19,074	100.0%	215	1.1%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

During the six months ended June 30, 2011, our sales to the telecommunication markets decreased by 1,678 metric tons, or 18.2%, compared to the same period of 2010, which was primarily due to a slowdown in the 3G build out in the PRC. We do see significant growth opportunities for telecommunication throughout the world, particularly in emerging markets such as India and South America.

The decrease of sales volume to telecommunication market was more than offset by strong sales to utility markets. The sales volume to utility market increased by 2,307 metric tons, or 28.1%, in the six months ended June 30, 2011 compared to the similar period of 2010, primarily due to strong demand in the PRC and our continued industry mix shift strategy.

Capacity and Output

The following table summarizes installed cladding capacities and metric tons sold by products for the six months ended June 30, 2011:

	Six Months Ended June 30, 2011
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	20,000	14,269	6,124	1,528
CCS	4,100	116	8,547	3,072
Total	24,100	14,385	14,671	4,600

Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

(in MTs, except	Metric Tons Sold
percentage)	Six Months Ended June 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in MT
CCA	15,797	81.9%	15,501	81.3%	296	1.9%
CCS	3,188	16.5%	3,257	17.1%	-69	-2.1%
Others	304	1.6%	316	1.6%	-12	-3.8%
Total sales volume *	19,289	100.0%	19,074	100.0%	215	1.1%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Sales volume of CCA in our PRC segment increased by 3.1%, or 429 metric tons, in the first half year of 2011 compared to the same period of 2010 due to stronger sales to utility markets, partially offset by the slowdown of the PRC’s 3G build out. Sales volume of CCA in our US segment decreased by 8.1%, or 133 metric tons, in the first half year of 2011 compared to the same period of 2010 due to continued destocking activities in the US.

Sales volume of CCS in our US segment decreased by 4.7%, or 153 metric tons, in the first half year of 2011 compared to the same period of 2010, primarily due to the weaker demand in North America and Europe as a result of an increase in inventory destocking as our customers have postponed their purchases and ordered smaller than typical volumes when they have made purchases. Sales volume of CCS in our PRC segment increased by 262.5%, or 84 metric tons, in the first half year of 2011 compared to the same period of 2010.

Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Gross Profit	$38.2	$37.4	$0.8	2.1%
Gross Margin	26.4%	29.1%		-2.7%

Gross profit was USD 38.2 million for the six months ended June 30, 2011 compared to USD 37.4 million in the same period of 2010, representing an increase of 2.1%. The increase is primarily driven by higher revenues as a result of higher copper prices. Gross margin decreased from 29.1% in the first half year of 2010 to 26.4% in the six months ended 2011 primarily due to shifting product mix and industry mix.

Selling Expenses

	Six Months Ended June 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Selling Expenses	$2.4	$2.6	$-0.2	-7.7%
as a percentage of revenues	1.7%	2.0%		-0.3%

Selling expenses were USD 2.4 million for the six months ended June 30, 2011, a decrease by 7.7%, or USD 0.2 million, compared to the similar period in 2010. As a percentage of revenues, selling expenses decreased from 2.0% in the first half year of 2010 to 1.7% in the same period of 2011 as we benefited from the cost saving initiatives implemented.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
General and Administrative Expenses	$10.0	$7.8	$2.2	28.2%
as a percentage of revenues	6.9%	6.1%		0.8%

General and administrative (G&A) expenses were USD 10.0 million for the six months period ended June 30, 2011 compared to USD 7.8 million in the same period in 2010, representing an increase of 28.2%, or USD 2.2 million. This increase is primarily due to approximately $0.9 million of advisor fees related to the Company’s privatization offer, and $0.8 million audit fee for which the audit was performed in the first quarter of 2011.  On a percentage basis, G&A expenses in first half year of 2011 increased to 6.9% of revenues from 6.1% in the first half year of 2010.

Income from operations

The following table sets forth income from operations by segment, in millions of dollars:

(in millions, except percentage)	Six Months Ended June 30,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$28.8	111.6%	$27.9	103.3%	$0.9	3.2%
US	1.2	4.7%	1.2	4.4%	-	-%
Segment income from operations	30.0	116.3%	29.1	107.7%	0.9	3.1%
Corporate expenses	(4.2)	-16.3%	(2.1)	-7.7%	(2.1)	100.0%
Total income from operations	$25.8	100.0%	$27.0	100.0%	$(1.2)	-4.4%

Total income from operations was USD 25.8 million in six months period ended June 30, 2011 compared to USD 27.0 million in the same period of 2010, representing a decrease of 4.4%, or USD 1.2 million. This decrease is primarily due to a higher than usual G&A expenses, which included USD 0.9 million of advisor fees related to the Company’s privatization offer, and $0.8 million audit fee for which the audit was performed in the first quarter of 2011.

Other Income (Expense)

Interest income (expenses)
	Six Months Ended June 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Interest Income	$0.4	$0.4	$-	-%
Interest Expense	(0.2)	(0.6)	0.4	-66.7%
Net Interest Income (Expenses)	$0.2	$(0.2)	$0.4	-200.0%
as a percentage of revenues	0.1%	-0.1%		0.2%

Net interest income was USD 0.2 million for the six months period ended June 30, 2011 compared to net interest expense of USD 0.2 million in the same period of 2010.

Income Taxes

	Six Months Ended June 30,		Change
(in millions, except percentage)	2011	2010	Amount	%
Income before Income Taxes	$25.1	$24.5	$0.6	2.4%
Income tax expense	7.6	3.1	4.5	145.2%
Effective income tax rate	30.3%	12.7%		17.6%

The effective income tax rate was 30.3% in the first half year of 2011, compared to 12.7% in the same period of last year. This is mainly due to the change of income tax rate from 12.5% in 2010 to 25% in 2011 for Fushi International (Dalian) as a result of the expiration of Fushi International’s 50% tax holiday and the provision of full valuation allowance for the deferred tax assets in loss-making entities in US and PRC.

Net Income

As a result of the above factors, we had net income of USD 17.5 million in the first half year of 2011 compared to net income of USD 21.4 million in the same period of 2010.

Selected Balance Sheet Data at June 30, 2011 and December 31, 2010:

	Selected Balance Sheet Data
	June 30, 2011	December 31, 2010	Change
(in millions, except percentage)			Amount	%
Cash	$141.9	$123.0	$18.9	15.4%
Accounts receivable, net of allowance for doubtful accounts	75.2	$65.8	9.4	14.3%
Property, plant and equipment, net	120.4	$124.2	-3.8	-3.1%
Total assets	395.1	$370.3	24.8	6.7%
Current portion of long-term bank loan	0.7	$0.7	-	-%
Long-term bank loan	5.4	$5.7	-0.3	-5.3%
Shareholders' equity	370.5	$344.4	26.1	7.6%

Our financial condition continues to improve as measured by an increase of 7.6% in shareholders’ equity as of June 30, 2011 compared to December 31, 2010. Cash increased by USD 18.9 million, primarily due to the strong sales and cash collections. Accounts receivable increased by 14.3% as a result of growth of revenues.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At June 30, 2011, the majority of our cash was held in RMB denominated bank deposits with PRC financial institutions. The PRC has strict rules for converting RMB to other currencies and for movement of funds from PRC subsidiaries to the US holding company. Consequently, we used funds from our public offering in the first quarter 2010 and credit facility with the Regions Bank to invest in our non-PRC operations and have secured new working capital lines for non-PRC operations to finance our growing working capital needs.

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

As is customary in the industry, we provide payment terms to most of our customers that exceed terms that we receive from our suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material purchases. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations.

The following table sets forth a summary of our cash flows in millions of US dollars for the periods presented:

	Six Months Ended June 30,
(in millions)	2011	2010
Net cash provided by operating activities	$20.7	$3.1
Net cash used in investing activities	(0.5)	(7.2)
Net cash provided by (used in) financing activities	(4.5)	16.7
Effect of foreign currency exchange rate changes on cash	3.1	0.6
Cash at beginning of period	123.0	60.6
Cash at end of period	141.9	73.8

For the six months ended June 30, 2011, net cash provided by operating activities was $20.7 million, an increase of 567.7%, or $17.6 million, compared to the same period in 2010, reflecting a significant improvement in operating cash flow year over year. The favorable change is primarily attributable to improved management of current assets, particularly, days sales outstanding (“DSO”) decreasing from 92 days in the first two quarters of 2010 to 88 days in the first two quarters of 2011, and the advances to suppliers turnover days decreasing from 33 days in the first two quarters of 2010 to 22 days in the first two quarters of 2011.

For the six months ended June 30, 2011, net cash used in financing activities was USD 4.5 million, primarily representing the second installment payment for the acquisition of Jinchuan.

As of June 30, 2011, our cash balance was USD 141.9 million compared to USD 73.8 million at June 30, 2010 and USD 123.0 million at December 31, 2010.

DSO has decreased from 92 days at June 30, 2010, to 88 days at June 30, 2011, while days payable outstanding (DPO) decreased to 6 days at June 30, 2011, from 11 days at June 30, 2010.

The decrease in DSO is primarily attributable to increased efforts to step-up our collection efforts. Meanwhile, we continued our policy on extending credit terms to certain credit worthiness customers that have long-standing business relationships with us in order to capture increased market share. We believe that our ability to extend credit terms puts pressure on our smaller competitors whose limited capital resources have become further strained due to the global economic crisis and who are unable to make such extensions for customers.  We write off receivables specifically based on the facts we obtain about the customers’ ability to pay. The Company has established appropriate procedures to facilitate collection.

Standard Customer and Supplier Payment Terms (days) as below:

	Six months ended June 30, 2011	Year ended December 31, 2010
Customer Payment Term	Payment in advance/up to 120 days	Payment in advance/up to 120 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days decreased from 33 days at June 30, 2010 to 31 days at June 30, 2011.  Advance to supplier’s turnover days has decreased from 33 days at June 30, 2010, to 22 days at June 30, 2011. The Company’s major raw materials consist of aluminum, steel rods and copper strips. Changes in the price of copper, which has a history of volatility, directly affect the prices of the Company’s products and the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at June 30, 2011:

Contractual obligations	Total	Payment due less than 1 year	2 – 3 years	4-5 years	More than 5 years
Long-term debt*	$6,901,746	832,656	1,602,387	1,518,488	2,948,215
Capital lease obligation	$103,300	86,665	16,635	-	-
Total	$7,005,046	919,321	1,619,022	1,518,488	2,948,215

* Pursuant to the loan agreement, Regions Bank has the right to demand full payment of all outstanding balance due in August 2014 unless the Company renews the loan before then.

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

We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2011 and did not employ any commodity price derivatives in the first two quarters of 2011.

Foreign Exchange Risk

While our reporting currency is the USD, a significant portion of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between USD and RMB. If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. Assets and liabilities of the group entities with functional currencies other than USD are translated into USD using the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by USD 4.2 million based on our revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2011. As of June 30, 2011, our accumulated foreign currency translation gain included in accumulated other comprehensive income amounted to USD 43,644,881 and our foreign currency translation gain recognized in other comprehensive income in the second quarter of 2011 and the first two quarters of 2011were USD 4,875,845 and USD 7,531,382, respectively.  We do not intend to enter into any hedging transactions in an effort to reduce our exposure to foreign exchange risk in the future. The value of the RMB against the USD and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

(b) Changes in internal controls.

To remediate the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, related to (1) insufficient competent accounting personnel in applying U.S. generally accepted accounting principles in the financial reporting process and (2) ineffective review controls over the determination of the fair values of derivative financial instruments, share-based payment awards, and assets acquired and liabilities assumed in business combinations, we have already taken measures as follows:

·	Enhancing the supervision, monitoring and reviewing of financial statement preparation processes;

·	Engaging qualified consultants to arrange training for financial and accounting personnel on a periodic basis so that they could have adequate knowledge about US GAAP and SEC rules and regulations;

·	Purchasing on-line database services on US GAAP and SEC rules so that the accounting personnel could access the full content of US GAAP and receive the latest US GAAP and SEC regulation updates; and

·	Having our financial and accounting personnel to attend intensive training on SEC accounting and reporting matters.

Except as described above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the three months period ended June 30, 2011, there were no new material pending legal proceedings, other than routine litigation arising in the ordinary course of business, to which we are a party or of which our property is subject, and no material developments in the legal proceedings previously reported.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

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

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	Interactive Data Files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSHI COPPERWELD, INC.

Date: August 9, 2011	By:	/s/ Craig H. Studwell
Name: Craig H. Studwell
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101	Interactive Data Files.