Form 10-Q
period 2011-09-30
Fushi Copperweld, Inc.
filed 2011-11-09
CIK 710846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 3, 2011, the registrant had 38,204,138 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	USD	USD
ASSETS
Current assets:
Cash	163,624,276	123,000,338
Accounts receivable, net of allowance for doubtful accounts	73,913,870	65,765,722
Inventories	18,899,317	16,143,922
Advances to suppliers	8,586,217	15,022,976
Prepaid expenses and other current assets	1,042,982	743,206
Total current assets	266,066,662	220,676,164

Property, plant and equipment, net	119,064,234	124,177,512
Intangible assets, net	468,518	577,587
Land use rights, net	13,246,167	13,089,733
Deposits for land use rights	9,957,883	9,623,181
Goodwill	1,788,231	1,669,789
Other non-current assets	518,477	443,397
Total assets	411,110,172	370,257,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term bank loan	650,000	650,000
Accounts payable	5,361,105	3,241,428
Accrued expenses and other current liabilities	14,128,367	15,542,111
Total current liabilities	20,139,472	19,433,539

Long-term bank loan	5,200,000	5,687,500
Deferred income tax liabilities	673,470	669,540
Other non-current liabilities	-	65,057
Total liabilities	26,012,942	25,855,636

Shareholders’ equity:
Common stock, $0.006 par value, 100,000,000 shares authorized; 38,204,138 and 38,099,138 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	229,226	228,596
Additional paid-in capital	169,028,404	167,596,792
Retained earnings	166,871,835	140,462,840
Accumulated other comprehensive income	48,967,765	36,113,499
Total shareholders’ equity	385,097,230	344,401,727
Commitments and contingencies	-	-
Total liabilities and shareholders’ equity	411,110,172	370,257,363

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	USD	USD	USD	USD

Revenues	74,279,340	66,507,433	219,158,766	195,062,641
Cost of revenues	54,353,890	46,842,955	161,047,950	137,986,750
Gross profit	19,925,450	19,664,478	58,110,816	57,075,891

Selling expenses	1,127,259	1,457,154	3,519,065	4,074,280
General and administrative expenses	5,061,337	3,117,062	15,035,656	10,923,878
Total operating expenses	6,188,596	4,574,216	18,554,721	14,998,158

Income from operations	13,736,854	15,090,262	39,556,095	42,077,733

Interest income	222,852	200,295	663,776	590,236
Interest expense	(116,378)	(120,176)	(340,282)	(697,367)
Gain on cross-currency interest swap derivative	-	-	-	128,861
Loss on extinguishment of HY notes	-	-	-	(2,395,778)
Other expense, net	(757,407)	(176,001)	(1,677,122)	(194,445)
Total other expense, net	(650,933)	(95,882)	(1,353,628)	(2,568,493)

Income before income taxes	13,085,921	14,994,380	38,202,467	39,509,240
Income tax expense	4,137,255	2,072,009	11,793,472	5,197,187

Net income	8,948,666	12,922,371	26,408,995	34,312,053

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes	5,322,885	4,433,165	12,854,266	6,198,740

Comprehensive income	14,271,551	17,355,536	39,263,261	40,510,793

Earnings per share:
Basic	0.23	0.34	0.69	0.94
Diluted	0.23	0.34	0.69	0.93

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC.  AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2011	2010
	USD	USD
Cash flows from operating activities:
Net cash provided by operating activities	40,676,212	23,215,333

Cash flows from investing activities:
Payment for acquisitions of Jinchuan and Hongtai	-	(6,375,000)
Cash acquired from acquisitions of Jinchuan and Hongtai	-	901,442
Purchases of property and equipment	(1,160,718)	(1,869,029)
Net cash used in investing activities	(1,160,718)	(7,342,587)

Cash flows from financing activities:
Proceeds from interest-free loans provided by Mr. Li Fu	-	15,000,000
Payment for acquisition of Jinchuan	(4,819,107)	-
Repayment of revolving line of credit	-	(4,033,783)
Proceeds from long-term bank loans	-	6,500,000
Repayment of long-term bank loans	(487,500)	-
Repayment of notes payable	-	(35,600,000)
Proceeds from issuance of common stock	-	59,800,050
Proceeds from exercise of warrants and stock options	628,495	1,207,824
Transaction costs paid in connection with issuance of common stock	-	(3,438,550)
Net cash (used in) provided by financing activities	(4,678,112)	39,435,541

Effect of foreign currency exchange rate changes on cash	5,786,556	1,960,862
Net increase in cash	40,623,938	57,269,149

Cash at beginning of period	123,000,338	60,597,849
Cash at end of period	163,624,276	117,866,998

Supplemental disclosure of cash flow information:
Interest paid	340,282	1,425,833
Income taxes paid	7,665,233	6,161,271
Non-cash investing and financing activities
Accrual for the acquisition of Jinchuan	-	4,819,107
Issuance of common stock in connection with the acquisition of Hongtai	-	2,600,000
Payable for purchase of property and equipment	554,538	314,294

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation and significant concentration and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the US Securities and Exchange Commission (‘‘SEC’’). The condensed consolidated balance sheet as of December 31, 2010 was derived from the audited consolidated financial statements of Fushi Copperweld, Inc. (“Fushi”) and subsidiaries (collectively, the ‘‘Company’’). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the year then ended.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present a fair statement of the financial position of the Company as of September 30, 2011, the results of operations for the three-month periods ended September 30, 2011 and 2010, and the results of operations and cash flows for the nine-month periods ended September 30, 2011 and 2010, have been made.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the fair values of assets acquired and liabilities assumed in business combinations, the recoverability of the carrying amounts of property, plant and equipment, goodwill and intangible assets, the realizability of inventories and deferred income tax assets, the useful lives of property, plant and equipment and intangible assets, the collectibility of accounts receivable, the fair value of share-based compensation expense, and the accruals for tax uncertainties and other contingencies. The current economic environment has increased the uncertainty inherent in those estimates and assumptions.

(b) Significant concentration and risks

The percentages of the Company’s total revenues from customers located in the People’s Republic of China (“PRC”), United States (“US”) and other countries during the three-month periods ended September 30, 2011 and 2010 and nine-month periods ended September 30, 2011 and 2010 are as follows:

	Three-Month Period Ended September 30,
	2011		2010
	USD	%	USD	%

PRC	60,378,513	81%	52,658,717	79%
US	10,195,436	14%	10,622,814	16%
Other countries	3,705,391	5%	3,225,902	5%
Total	74,279,340	100%	66,507,433	100%

	Nine-Month Period Ended September 30,
	2011		2010
	USD	%	USD	%

PRC	173,356,367	79%	152,803,500	78%
US	32,561,751	15%	31,494,741	16%
Other countries	13,240,648	6%	10,764,400	6%
Total	219,158,766	100%	195,062,641	100%

The Company expects revenues from customers located in the PRC and US to continue to represent a substantial portion of its revenues in the future. Any factors adversely affecting the bimetallic wire sector in the PRC and US will have a material adverse effect on the Company’s business, financial position and results of operations.

The Company purchases raw materials from a limited number of suppliers. In the aggregate, five major suppliers provided approximately 59% and 63% of the Company’s raw materials for the nine-month periods ended September 30, 2011 and 2010, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

Note–2 - Principles of Consolidation

The consolidated financial statements include the financial statements of Fushi, its wholly-owned subsidiaries and consolidated variable interest entity (“VIE”), in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

Fushi has no direct or indirect equity ownership interest in Dalian Fushi Bimetallic Manufacturing Co., Ltd. (“Dalian Fushi”), which holds the title to an office building and land use rights in Dalian on behalf of the Company. Dalian Fushi has had no operations since 2006. Through a series of contractual agreements, including the Entrusted Management Agreement, the Voting Proxy Agreement, the Share Pledge Agreement and Exclusive Option Agreement (collectively, the “VIE Agreements”) among Fushi International (Dalian) Bimetallic Cable Co., Ltd. (“Fushi International”), Dalian Fushi and its equity holders, Fushi, through Fushi International, is able to (i) direct the activities of Dalian Fushi that most significantly impact its economic performance; and (ii) absorb losses and receive benefits from Dalian Fushi that could potentially be significant to it. As a result, in accordance with ASC Topic 810, Consolidation, issued by the Financial Accounting Standards Board, the Company is considered to be the primary beneficiary of Dalian Fushi and the financial statements of Dalian Fushi are consolidated in the Company’s consolidated financial statements.

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

Total assets, primarily an office building and land use rights, and total liabilities, including accrued expenses and other current liabilities, of Dalian Fushi as of September 30, 2011 amounted to $51,141,677 and $216,199, respectively, and revenues and net loss of Dalian Fushi for the nine-month period ended September 30, 2011 amounted to nil and $2,569,305 respectively, were included in the accompanying consolidated financial statements as of and for the nine-month period ended September 30, 2011.

Note–3 - Accounts receivable

Accounts receivable consist of the following:

	September 30, 2011	December 31, 2010
	USD	USD

Trade receivables	74,471,517	66,304,625
Allowance for doubtful accounts	(557,647)	(538,903)
Accounts receivable, net	73,913,870	65,765,722

Note–4 - Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	USD	USD

Raw materials	10,288,851	7,916,853
Work in progress	3,095,577	3,089,533
Finished goods	5,514,889	5,137,536
Total inventories	18,899,317	16,143,922

Note–5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30, 2011	December 31, 2010
	USD	USD

Plant and buildings	66,207,901	64,213,601
Machinery and equipment	93,670,672	88,747,928
Office equipment and furniture	1,598,938	1,531,608
Motor vehicles	4,731,967	4,537,499
Construction in progress	2,319,353	3,493,726
Total property, plant and equipment	168,528,831	162,524,362
Less accumulated depreciation	(49,464,597)	(38,346,850)
Property, plant and equipment, net	119,064,234	124,177,512

Depreciation expense was $3,273,909 and $3,049,809 for the three-month periods ended September 30, 2011 and 2010, respectively, and $9,842,417 and $8,759,839 for the nine-month periods ended September 30, 2011 and 2010, respectively.

Note 6 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Note	September 30, 2011	December 31, 2010
		USD	USD

Accrued payroll		1,947,393	2,100,461
Income tax payable		6,910,347	2,599,717
Value-added-tax payable		1,024,312	1,862,864
Accrual for the acquisition of Jinchuan		-	5,075,000
Others	(a)	4,246,315	3,904,069
Total accrued expenses and other current liabilities		14,128,367	15,542,111

(a) Others mainly represent accrued shipping and handling costs.

Note 7 - Bank Loans

Bank loans consist of the following:

Name of lender	September 30, 2011	December 31, 2010
	USD	USD

Revolving line of credit	-	-
Regions Bank term loan – current portion	650,000	650,000
Regions Bank term loan – noncurrent portion	5,200,000	5,687,500
Total bank loans	5,850,000	6,337,500

Principal payments on the outstanding bank loan as of September 30, 2011 are as follows:

Amount
USD

October 1, 2011 to December 31, 2011	162,500
2012	650,000
2013	650,000
2014	650,000
2015	650,000
2016	650,000
Beyond 2016	2,437,500

Total	5,850,000

On June 27, 2011, Copperweld Bimetallics LLC (“Copperweld”), a wholly-owned subsidiary of Fushi, entered into an amendment (the “First Amendment”) to the loan agreement with Regions Bank, pursuant to which the maximum amount of the revolving credit facility was increased from $2.5 million to $4.5 million.  As a result, the total facility was increased from $9 million to $11 million. Pursuant to the First Amendment, Regions Bank has the right to demand full repayment in August 2014 of the total outstanding balance unless the Company renews the loan before this date.

Note 8 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	USD	USD	USD	USD
Numerator:
Net income	8,948,666	12,922,371	26,408,995	34,312,053
Net income attributable to participating securities - non-vested shares	(21,964)	(21,428)	(64,819)	(56,896)
Net income for basic and diluted earnings per share	8,926,702	12,900,943	26,344,176	34,255,157
Denominator:
Denominator for basic earnings per share:
Weighted average number of shares of common stock outstanding	38,204,078	37,694,626	38,186,708	36,553,784
Plus:
Warrants	-	179,971	3,586	203,953
Stock options	50,670	113,554	74,828	176,433
Denominator for diluted earnings per share	38,254,748	37,988,151	38,265,122	36,934,170
Earnings per share:
Basic	0.23	0.34	0.69	0.94
Diluted	0.23	0.34	0.69	0.93

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month periods and the nine-month periods ended September 30, 2011 and 2010, because their effects are anti-dilutive:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010

Shares issuable upon exercise of stock options	921,455	621,000	921,455	621,000
Shares issuable upon exercise of warrants	100,000	100,000	100,000	100,000

Note 9 – Income Tax

The effective income tax rates for the three-month periods ended September 30, 2011 and 2010 were 31.6% and 13.8%, respectively. The effective income tax rates for the nine-month periods ended September 30, 2011 and 2010 were 30.9% and 13.2%, respectively. The effective income tax rates for the three-month and nine-month periods ended September 30, 2011 differ from the PRC statutory income tax rate of 25% primarily due to expiry of Fushi International’s 50% tax holiday as of December 31, 2010, resulting in an increase of the applicable income tax rate of Fushi International from 12.5% to 25% from 2011 onwards, and the recognition of valuation allowances for deferred income tax assets relating to the entities which were in cumulative loss positions.

As of September 30, 2011 and December 31, 2010, full valuation allowances of $22,751,120 and $20,010,349 were provided against the deferred income tax assets arising from tax loss carry-forwards and deductible temporary differences of entities which were in cumulative loss positions.

As of and for the nine-month period ended September 30, 2011, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 10 - Warrants

The following is a summary of the warrant activity:

	Number of Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
		USD	Years

Outstanding as of December 31, 2010	200,000	11.44
Exercised	(100,000)	6.00
Outstanding as of September 30, 2011	100,000	16.80	0.17

During the nine-month period ended September 30, 2011, 100,000 warrants were exercised at an exercise price of $6.00 per share. The Company received $600,000 in cash.

Note 11– Share based compensation

Non-vested shares

On March 17, 2011, the Board of Directors approved the grant of 48,000 non-vested shares to certain employees, of which 12.5% vest at the end of each quarter from the date of grant over eight quarters.

A summary of the non-vested shares activity is as follows:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
		USD

Outstanding as of December 31, 2010	70,000	8.74
Granted	48,000	8.09
Vested	(24,000)	8.09
Outstanding as of September 30, 2011	94,000	8.50

The Company recognized $83,185 and $109,778 share-based compensation expense for non-vested shares in general and administration expenses for the three-month periods ended September 30, 2011 and 2010, respectively, and $200,925 and $329,333 for the nine-month periods ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $798,865 of total unrecognized compensation cost related to non-vested shares, which is to be recognized over a weighted average period of 1.49 years.

Stock options

On March 17, 2011, the Board of Directors approved the grant of options to purchase an aggregate of 48,000 shares of common stock to certain employees at an exercise price of $ 8.09 per share with a contractual term of three years after vesting. The options vest 1/3 at the end of each one-year anniversary from the date of grant over 3 years.

On March 28, 2011, the Board of Directors approved the grant of options to purchase an aggregate of 6,000 shares of common stock to one employee at an exercise price of $8.83 per share with a contractual term of three years after vesting. The options vest 1/3 at the end of each one-year anniversary from the date of grant over 3 years.

The weighted average option fair value of $3.32 per share or an aggregate of $179,260 on the date of grant during the nine-month period ended September 30, 2011 were determined based on the Black-Scholes option pricing model, using the following assumptions:

Expected volatility	60%
Expected dividend yield	0%
Expected term	3 years
Risk-free interest rate (per annum)	1.02% to 1.29%
Fair value of underlying common stock (per share)	$8.09 to 8.83

The expected volatility was estimated based on historical volatility of the Company’s common stock.

 A summary of stock option activities is as follows:

	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
		USD	Years	USD

Outstanding as of December 31, 2010	1,299,333	11.29
Granted	54,000	8.17
Forfeited	(478)	8.61
Exercised	(5,000)	4.95
Expired	(211,800)	13.68
Outstanding as of September 30, 2011	1,136,055	10.72	4.09	-
Exercisable as of September 30, 2011	750,531	11.37	1.80	-

The Company recognized $127,939 and $44,780 of compensation expense for stock options in general and administration expense for the three-month periods ended September 30, 2011 and 2010, respectively, and $408,433 and $198,874 for the nine-month periods ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $1,402,913 of total unrecognized compensation cost related to stock options, which is to be recognized over a weighted average period of 3.29 years.

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

Shareholder class action complaints have been filed against Fushi and certain officers and directors in connection with the Fu Proposal in Nevada. In the complaints, the plaintiffs alleged that the consideration in the proposal was grossly inadequate. The complaint sought, among other relief, to enjoin defendants from consummating the Fu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. There are no definite claims for damages, though the plaintiffs claim that the proposed offer price in the Fu Proposal is unfair. The Company believes the allegation is without merit and the Company has viable defenses to the allegations.  Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of September 30, 2011 since the possible loss or range of loss cannot be reasonable estimated.

(2)
Shareholder class action complaints have been filed against Fushi and certain of its present and former officers and directors in connection with the Company's restatement of its consolidated financial statements for the years ended December 31, 2007, 2008 and 2009, and the unaudited condensed consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.  In the complaint, the plaintiff seeks damages in an unspecified amount on behalf of a putative class of persons and entities who purchased the Company's common stock between August 14, 2007 and March 29, 2011.  The plaintiff alleges that the Company's financial statements for the aforementioned periods contain material misstatements and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder.  The Company believes the allegation is without merit and the Company has viable defenses to the allegations.  Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of September 30, 2011 since the possible loss or range of loss cannot be reasonable estimated.

(3)
Pursuant to the agreement between Fushi Copperweld, Inc. and Nexans Deutschland Industries GmbH & Co. KG (“Nexans”), certain sales of copper-clad aluminum (“CCA”) products of the Company are subject to royalty payments to Nexans, which are expensed as incurred. Royalty expenses were insignificant for the periods presented.

(4)
On September 29, 2011, the Company obtained the approval from the Commercial Court of Liege in Belgium for a lease agreement, pursuant to which the Company will lease land, buildings and equipments from the court appointed Receivers of Leaf Business Holdings, in bankruptcy in Liege, Belgium. The lease agreement is effective from October 1, 2011 to December 31, 2014. The monthly rental fee is Euro 8,333 ($11,207) from October 1, 2011 to December 31, 2011 and Euro 16,200 ($21,787) thereafter through December 31, 2014.  Future minimum lease payment under this agreement is Euro 24,999($33,623) from October 1, 2011 to December 31, 2011, and Euro 194,400($261,448) for each of the three-year ended December 31, 2012, 2013 and 2014.

The Company has an option to purchase the leased assets for a total consideration of Euro 5,750,000 ($7,733,175) (the “Option Exercise Price”). If the option to purchase is exercised before December 31, 2012, the Option Exercise Price will be reduced by an amount equal to half of the accumulated rental fees due on that date. If the option to purchase is exercised between January 1, 2013 and December 31, 2014, the Option Exercise Price will be reduced by an amount equal to a quarter of the accumulated rental fees due on that date. Leaf Business Holdings was engaged in casting, cold folding, cold rolling and drawing non-ferrous metals, primarily copper, before its liquidation.

Note 13 - Segment Information

The segment information is as follows:

	Three–Month Period Ended September 30, 2011
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	61,259,761	13,019,579	74,279,340
Intersegment revenues	1,810,078	-	1,810,078
Depreciation and amortization	2,953,628	461,680	3,415,308
Segment operating income (loss)	16,043,774	(153,853)	15,889,921

	Three–Month Period Ended September 30, 2010
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	53,423,680	13,083,753	66,507,433
Intersegment revenues	1,571,072	10,242	1,581,314
Depreciation and amortization	2,712,638	482,728	3,195,366
Segment operating income	15,500,835	671,232	16,172,067

	Nine–Month Period Ended September 30, 2011
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	176,380,484	42,778,282	219,158,766
Intersegment revenues	3,237,189	-	3,237,189
Depreciation and amortization	8,811,168	1,429,889	10,241,057
Segment operating income	44,880,914	1,046,254	45,927,168

	Nine–Month Period Ended September 30, 2010
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	154,552,468	40,510,173	195,062,641
Intersegment revenues	3,539,724	10,242	3,549,966
Depreciation and amortization	7,705,018	1,456,360	9,161,378
Segment operating income	43,441,281	1,869,752	45,311,033

Reconciliation of segment operating income to consolidated income before income taxes is as follows:

	Three-Month Period Ended September 30,
	2011	2010
	USD	USD

Total segment operating income	15,889,921	16,172,067
Corporate operating expenses	(2,153,067)	(1,081,805)
Interest income	222,852	200,295
Interest expense	(116,378)	(120,176)
Other expense, net	(757,407)	(176,001)
Consolidated income before income taxes	13,085,921	14,994,380

	Nine-Month Period Ended September 30,
	2011	2010
	USD	USD

Total segment operating income	45,927,168	45,311,033
Corporate operating expenses	(6,371,073)	(3,233,300)
Interest income	663,776	590,236
Interest expense	(340,282)	(697,367)
Gain on cross-currency interest swap derivative	-	128,861
Loss on extinguishment of HY Notes	-	(2,395,778)
Other expense, net	(1,677,122)	(194,445)
Consolidated income before income taxes	38,202,467	39,509,240

Note 14 – Reclassification

Certain items in the prior period’s unaudited condensed consolidated statements of income and comprehensive income have been combined to conform to the current period presentation. These reclassifications had no effect on net income as previously reported.

Furthermore, with respect to the unaudited condensed consolidated statements of cash flows, cash flows relating to the cross-currency interest swap derivative was reclassified from investing activity to operating activity, resulting in a decrease in cash used in investing activity of $6,840,368 and a decrease in cash provided by operating activity of the corresponding amount for the nine-month period ended September 30, 2010.

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

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. In the third quarter of 2011, our products were sold to over 260 customers in 26 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi TM ,” and sell primarily to cable manufacturers and to a less extent through distributors or sales agents to cable manufacturers.

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

Highlights for the three months ended September 30, 2011 include:

·	Net income of $8.9 million, compared to $12.9 million, in the third quarter of 2010;

·	Net cash generated from operations of $19.9 million, compared to $20.1 million net cash generated from operations in the third quarter of 2010;

·	A strong cash position of $163.6 million at quarter end; and

·	Established operational hub in continental Europe

Current business environment and outlook:

The bimetallic conductor industry is a subset of the broader wire and cable industry, which consumed approximately 14,585,000 MT of metallic center conductor in 2010 according to estimates by CRU International Limited, a leading publisher of industry market research. The global bimetallic wire industry, as well as the wire and cable industry, is expanding and increasingly competitive. This is especially true in the PRC where there is considerable fragmentation of manufacturers. Although challenging global macroeconomic conditions currently exist, and the resulting headwinds such an environment creates, we continue to see strong long-term demand for our products and believe significant growth opportunities exist to capture a larger proportion of the metallic center conductor market relative to solid copper wire.

Furthermore, we think the following macro-level trends will positively impact our business and offer us opportunities to capture new business and preserve profitability despite global economic conditions:

·	Continued investment in telecommunication projects in emerging economies;

·	Government initiatives focused on infrastructure: high-speed railways, transmission and distribution and power grid build out;

·	Continued strength of grounding wire market;

·	Worldwide underlying long-term growth trends in electric utility and infrastructure markets; and

·	Continuing demand for cost effective, higher value alternatives.

In addition to these macro-level trends, the Company continues to develop the high potential utility and transportation markets, to enhance productivity and to expand our sales of higher margin products.  We view the market for CCA and CCS wires and cables within the utilities market to be worldwide. In order to capture the growth opportunities, we will focus on driving profitability by streamlining our organizational structure and business procedures, increasing operational efficiency and optimizing operating processes, while managing production costs and operating expenses.

In addition, we continue to view CCS has a significant growth opportunity within the PRC, as well as the broader Asia-Pacific market. According to the 12th Five-year Program Outline by the Optical and Electrical Cable Association of China, approximately 8,000,000 kilometers of CATV drop cable was manufactured in the PRC in 2009. This amount of CATV cable represents the equivalent of approximately 50,000 MT of CCS center conductor, and to-date has been primarily supplied by local Copper-plated Steel (CPS) manufacturers. We believe CPS to be an inferior product compared to CCS, and the absence of local, affordably priced CCS manufacturers in the PRC results in CATV manufacturers choosing CPS in their production process. As we introduce CCS production, we expect those market dynamics to shift to be more in-line with those of developed markets, where CCS is the preferred center conductor of choice for CATV drop cable.For the time being, we continue to face delays in CCS production as securing a consistent supply of copper strip required to produce quality CCS has been more difficult than we anticipated.. We are focused on resolving this supply problem and are working diligently to identify a regional provider, and believe we will be able to see a strong ramp-up in CCS sales once full-scale production commences uninhibited by supply constraints.

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

Results of Operations

The following table sets forth, for the periods indicated, income statement data in millions of US dollars:
	Three Months Ended				Nine Months Ended
	September 30,	September 30,	Change		September 30,	September 30,	Change
	2011	2010	%		2011	2010	%
Revenues	$74.3	$66.5	11.7%		$219.2	$195.1	12.3%
Gross profit	19.9	19.7	1.0%		58.1	57.1	1.8%
Selling, general and administrative expenses	6.2	4.6	34.8%		18.5	15.0	23.3%
Income from operations	13.7	15.1	(9.3	) %	39.6	42.1	(5.9	) %
Income before income taxes	13.1	15.0	(12.7	) %	38.2	39.5	(3.3	) %
Income tax expense	4.2	2.1	100.0%		11.8	5.2	126.9%
Net income	8.9	12.9	(31.0	) %	26.4	34.3	(23.0	) %

Three Months Ended September 30, 2011 compared to three months ended September 30, 2010:

Revenues from external customers by segment

The following tables set forth revenues from external customers in millions of US dollars and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentages)	Three Months Ended September 30,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$61.3	82.5%	$53.4	80.3%	$7.9	14.8%
US	13.0	17.5%	13.1	19.7%	(0.1)	(0.8)%
Total revenues	$74.3	100.0%	$66.5	100.0%	$7.8	11.7%

(in MTs, except	Metric Tons Sold
percentages)	Three Months Ended September 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
PRC *	7,227	77.7%	7,388	75.7%	(161)	(2.2	) %
US	2,073	22.3%	2,372	24.3%	(299)	(12.6	) %
Total sales volume	9,300	100.0%	9,760	100.0%	(460)	(4.7	) %

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Revenues were $74.3 million in the third quarter of 2011, an increase of $7.8 million, or 11.7%, compared to $66.5 million in the same period of last year, which was primarily driven by higher average selling prices primarily due to increased copper prices, and partially offset by a decrease in sales volume in the third quarter of 2011.

The PRC segment experienced an increase of 14.8% in revenues in the third quarter of 2011, which is primarily due to a 17.2% increase in average selling prices of copper-clad products as a result of higher copper costs and partially offset by a 2.2% decrease in sales volume.

The US segment experienced stable revenues in the third quarter of 2011 compared to the same period of 2010. This is primarily due to a 13.9% increase in average selling price of copper-clad product as a result of higher copper costs which were offset by a 12.6% decrease in sales volume. The decrease of sales volume in our US segment is because a challenging macroeconomic environment and uncertainty in the marketplace drove a trend to smaller order sizes as customers became more cautious with respect to holding inventory, specifically in the US and Europe.

Revenues by industry

The following table presents the breakdown of revenues in millions of US dollars by industry:

	Revenues
(in millions, except	Three Months Ended September 30,
percentages)	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
Telecommunication	$24.1	32.4%	$23.9	35.9%	$0.2	0.8%
Utility	47.1	63.4%	39.6	59.5%	7.5	18.9%
Transportation	1.2	1.7%	1.1	1.7%	0.1	9.1%
Other	1.9	2.5%	1. 9	2.9%	0.0	0.0%
Total revenues	$74.3	100%	$66.5	100.0%	$7.8	11.7%

 The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

(in MTs, except	Metric Tons Sold Three Months Ended September 30,
percentages)	2011		2010
	MT	%	MT	%	Change in MT	Change in %
Telecommunication	3,707	39.9%	4,169	42.7%	(462)	(11.1	) %
Utility *	4,948	53.2%	4,941	50.6%	7	0.1%
Transportation	152	1.6%	135	1.4%	17	12.6%
Other	493	5.3%	515	5.3%	(22)	(4.3	) %
Total sales volume	9,300	100.0%	9,760	100.0%	(460)	(4.7	) %

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

In the third quarter of 2011, our sales to the telecommunication markets decreased by 462 metric tons, or 11.1%, compared to the same period of 2010, which was primarily due to a slowdown in the 3G build out in the PRC.

Our sales to utility markets increased by 7 metric tons, or 0.1%, in the third quarter of 2011, compared to the third quarter of 2010, as strong demand in the PRC which is offset by lower utilities sales in the US segment. As the 3G build out in China has slowed, we have continued to see a shift in our customer mix towards utility customers, specifically in China, where we have been able to capture within regional markets where customers are more focused on price, particularly in light of higher copper prices. The 18.9% increase in revenues generated from utility sales was primarily attributable to higher average selling prices as a result of higher copper prices.

Capacity and Output

The following table summarizes installed cladding capacities and metric tons sold by products in the third quarter of 2011:

	Three Months Ended September 30, 2011
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	10,000	7,073	3,062	638
CCS	2,050	49	4,274	1,391
Total	12,050	7,122	7,336	2,029

Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

(in MTs, except	Metric Tons Sold
percentages)	Three Months Ended September 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
CCA	7,711	82.9%	7,987	81.8%	(276)	(3.5	) %
CCS	1,440	15.5%	1,600	16.4%	(160)	(10.0	) %
Others	149	1.6%	173	1.8%	(24)	(13.9	) %
Total sales volume *	9,300	100.0%	9, 760	100.0%	(460)	(4.7	) %

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Sales volume of CCA in our PRC segment decreased by 2.1%, or 154 metric tons, from 7,227 metric tons in the third quarter of 2010 to 7,073 metric tons in the third quarter of 2011 due to the slowdown of the PRC’s 3G build out, partially offset by the stronger sales to utility markets. Sales volume of CCA in our US segment decreased by 16.1%, or 122 metric tons, from 760 metric tons in the third quarter of 2010 to 638 metric tons in the third quarter of 2011 as the uncertain economic environment reduced order rates, particularly in the U.S. market.
Sales volume of CCS in our US segment decreased by 11.3%, or 178 metric tons, from 1,569 metric tons in the third quarter of 2010 to 1,391 metric tons in the third quarter of 2011, primarily due to the weaker demand in North America and Europe, as a result of an increase in inventory destocking, as our customers have postponed their purchases and ordered smaller than typical volumes when they have made purchases.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	Amount	%
Gross Profit	$19.9	$19.7	$0.2	1.0%
Gross Margin	26.8%	29.6%		(2.8	) %

Gross profit was $19.9 million in the quarter ended September 30, 2011, compared to $19.7 million in the same period of 2010, representing an increase of 1.0%. Gross margin in our PRC segment decreased by 2.5% from 33.8% in the third quarter of 2010 to 31.3% in the third quarter of 2011 due to higher copper prices. Gross margin for our US segment decreased by 6.5% from 12.5% in the third quarter of 2010 to 6.0% during the third quarter of 2011 primarily due to higher raw material prices and lower fixed cost absorption as a result of lower sales volumes.

Selling Expenses

	Three Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	Amount	%
Selling Expenses	$1.1	$1.5	$(0.4)	(26.7	) %
as a percentage of revenues	1.5%	2.3%		(0.8	) %

Selling expenses were $1.1 million in the quarter ended September 30, 2011, a decrease by 26.7%, or $0.4 million, compared to the similar period in 2010, as we benefited from the cost cutting initiatives implemented since 2010. As a percentage of revenues, selling expenses decreased from 2.3% in the third quarter of 2010 to 1.5% in the same period of 2011.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	Amount	%
General and Administrative Expenses	$5.1	$3.1	$2.0	64.5%
as a percentage of revenues	6.9%	4.7%		2.2%

General and administrative (G&A) expenses were $5.1 million in the quarter ended September 30, 2011 compared to $3.1 million in the same period in 2010, representing an increase of 64.5%, or $2.0 million. This increase is primarily due to $0.3 million increase in audit and professional service fees, $0.3 million in advisory fees related to the ongoing privatization offer and $0.6 million increase in personnel cost because of headcount increase as a result of business expansion. On a percentage basis, G&A expenses in the third quarter of 2011 increased to 6.9% of revenues from 4.7% in the third quarter of 2010.

Income from operations

The following table sets forth income from operations by segment, in millions of dollars:

(in millions, except percentages)	Three Months Ended September 30,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$16.0	116.8%	$15.5	102.7%	$0.5	3.2%
US	(0.2)	(1.5)%	0.7	4.6%	(0.9)	(128.6)%
Segment income from operations	15.8	115.3%	16.2	107.3%	(0.4)	(2.5)%
Corporate expenses	(2.1)	(15.3)%	(1.1)	(7.3)%	(1.0)	90.9%
Total income from operations	$13.7	100.0%	$15.1	100.0%	$(1.4)	(9.3)%

Total income from operations was $13.7 million in the quarter ended September 30, 2011 compared to $15.1 million in the same period of 2010, representing a decrease of 9.3%, or $1.4 million. This decrease is primarily due to higher G&A expenses.

Other Income (Expense)

Interest income (expenses)
	Three Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	Amount	%
Interest Income	$0.2	$0.2	$0.0	0.0%
Interest Expense	(0.1)	(0.1)	0.0	0.0%
Net Interest Income (Expenses)	$0.1	$0.1	$0.0	0.0%
as a percentage of revenues	0.1%	0.1%		0.0%

Net interest income remained stable in the third quarter of 2011 compared to that of the same period of 2010.

Income Taxes

	Three Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	Amount	%
Income before Income Taxes	$13.1	$15.0	$(1.9)	(12.7	) %
Income tax expense	4.2	2.1	2.1	100.0%
Effective income tax rate	31.6%	13.8%		17.8%

The effective income tax rate was 31.6% in the third quarter of 2011, compared to 13.8% in the same quarter of last year. This is mainly due to the change of income tax rate from 12.5%, in 2010, to 25%, in 2011 for Fushi International, as a result of the expiration of Fushi International’s 50% tax holiday and the provision of full valuation allowance for the deferred income tax assets in loss-making entities in US and PRC.

Our PRC subsidiaries have cash balance of $151.2 million as of September 30, 2011. The distributions from our PRC subsidiaries are subject to the US federal income tax at 34%, less any applicable foreign tax credits. Due to our policy of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of $232 million and $195 million as of September 30, 2011 and December 31, 2010, respectively.

Net Income

As a result of the above factors, we had net income of $8.9 million in the third quarter of 2011 compared to net income of $12.9 million in the same quarter of 2010.

Nine Months Ended September 30, 2011 compared to nine months ended September 30, 2010:

Revenues from external customers by segment

The following tables set forth revenues from external customers in millions of US dollars and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentages)	Nine Months Ended September 30,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$176.4	80.5%	$154.6	79.2%	$21.8	14.1%
US	42.8	19.5%	40.5	20.8%	2.3	5.7%
Total revenues	$219.2	100.0%	$195.1	100.0%	$24.1	12.3%

(in MTs, except	Metric Tons Sold
percentages)	Nine Months Ended September 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
PRC *	21,848	76.4%	21,510	74.6%	338	1.6%
US	6,742	23.6%	7,324	25.4%	(582)	(8.0)%
Total sales volume	28,590	100.0%	28,834	100.0%	(244)	(0.8)%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Revenues were $219.2 million in the first nine months of 2011, an increase of $24.1 million, or 12.3%, compared to $195.1 million in the same period of last year, which was primarily driven by higher average selling prices primarily due to increased copper prices.

The PRC segment experienced an increase of 14.1% in revenues for the nine months ended September 30, 2011, which is primarily due to a 12.4% increase in average selling prices of copper-clad products, as a result of higher copper costs and a 1.6% increase in quantities sold.

The US segment experienced an increase of 5.7% in revenues for the nine months ended September 30, 2011, compared to that of 2010. The increase is primarily due to a 14.7% increase in average selling price of copper-clad product, as a result of higher copper costs, but partially offset by an 8.0% decrease in quantities sold because a challenging macroeconomic environment and uncertainty in the marketplace drove a trend to smaller order sizes as customers became more cautious with respect to holding inventory, specifically in the US and Europe.

Revenues by industry

The following table presents the breakdown of revenues in millions of US dollars by industry:

	Revenues
(in millions, except	Nine Months Ended September 30,
percentages)	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
Telecommunication	$72.9	33.3%	$76.7	39.3%	$(3.8)	(5.0)%
Utility	137.0	62.5%	107.4	55.1%	29.6	27.6%
Transportation	3.2	1.5%	2.8	1.4%	0.4	14.3%
Other	6.1	2.7%	8.2	4.2%	(2.1)	(25.6)%
Total revenues	$219.2	100.0%	$195.1	100.0%	$24.1	12.3%

 The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

(in MTs, except	Metric Tons Sold Nine Months Ended September 30,
percentages)	2011		2010
	MT	%	MT	%	Change in MT	Change in %
Telecommunication	11,263	39.4%	13,404	46.5%	(2,141)	(16.0)%
Utility *	15,477	54.1%	13,162	45.6%	2,315	17.6%
Transportation	387	1.3%	356	1.2%	31	8.7%
Other	1,463	5.2%	1,912	6.7%	(449)	(23.5)%
Total sales volume	28,590	100.0%	28,834	100.0%	(244)	(0.8)%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

During the nine months ended September 30, 2011, our sales to the telecommunication markets decreased by 2,141 metric tons, or 16.0%, compared to the same period of 2010, which was primarily due to a slowdown in the 3G build out in the PRC. We do see significant growth opportunities for telecommunication throughout other part of the world, particularly in emerging markets such as India and South America.

The decrease of sales volume to the telecommunication markets was offset by strong sales to utility markets. The sales volume to utility markets increased by 2,315 metric tons, or 17.6%, in the nine months ended September 30, 2011, compared to the similar period of 2010, primarily due to strong demand in the PRC and our continued industry mix shift strategy.

Capacity and Output

The following table summarizes installed cladding capacities and metric tons sold by products for the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	30,000	21,342	9,186	2,166
CCS	6,150	165	12,821	4,463
Total	36,150	21,507	22,007	6,629

Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

(in MTs, except	Metric Tons Sold
percentages)	Nine Months Ended September 30,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
CCA	23,508	82.2%	23,488	81.5%	20	0.1%
CCS	4,628	16.2%	4,857	16.8%	(229)	(4.7)%
Others	454	1.6%	489	1.7%	(35)	(7.2)%
Total sales volume *	28,590	100.0%	28,834	100.0%	(244)	(0.8)%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Sales volume of CCA in our PRC segment increased by 1.3%, or 275 metric tons, from 21,067 metric tons in the first nine months of 2010 to 21,342 metric tons in the first nine months of 2011, due to stronger sales to utility markets, partially offset by the slowdown of the PRC’s 3G build out. Sales volume of CCA in our US segment decreased by 10.5%, or 255 metric tons, from 2,421 metric tons in the first nine months of 2010, to 2,166 metric tons in the first nine months of 2011, due to continued destocking activities in the US.

Sales volume of CCS in our US segment decreased by 6.9%, or 331 metric tons, from 4,794 metric tons in the first nine months of 2010 to 4,463 metric tons in the first nine months of 2011, primarily due to the weaker demand in North America and Europe, as a result of an increase in inventory destocking, as our customers have postponed their purchases and ordered smaller than typical volumes when they have made purchases.

Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	Amount	%
Gross Profit	$58.1	$57.1	$1.0	1.8%
Gross Margin	26.5%	29.3%		(2.8)%

Gross profit was $58.1 million for the nine months ended September 30, 2011, compared to $57.1 million in the same period of 2010, representing an increase of 1.8%. Gross margin decreased from 29.3%, in the first nine months of 2010, to 26.5%, in the nine months ended September 2011, primarily due to higher copper prices.

Selling Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	Amount	%
Selling Expenses	$3.5	$4.1	$(0.6)	(14.6)%
as a percentage of revenues	1.6%	2.1%		(0.5)%

Selling expenses were $3.5 million for the nine months ended September 30, 2011, a decrease by 14.6%, or $0.6 million, compared to the similar period in 2010. As a percentage of revenues, selling expenses decreased from 2.1%, in the first nine months of 2010, to 1.6%, in the same period of 2011, as we benefited from the cost saving initiatives implemented in 2010.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	Amount	%
General and Administrative Expenses	$15.0	$10.9	$4.1	37.6%
as a percentage of revenues	6.8%	5.6%		1.2%

General and administrative (G&A) expenses were $15.0 million for the nine months period ended September 30, 2011, compared to $10.9 million in the same period in 2010, representing an increase of 37.6%, or $4.1 million. This increase is primarily due to approximately $1.1 million of advisor fees related to the Company’s privatization offer, $0.7 million of audit and professional service fees, and $1.3 million personnel costs because of headcount increase as a result of the expansion of our business. On a percentage basis, G&A expenses in first nine months of 2011 increased to 6.8% of revenues, from 5.6% in the first nine months of 2010.

Income from operations

The following table sets forth income from operations by segment, in millions of dollars:

(in millions, except percentages)	Nine Months Ended September 30,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$44.9	113.4%	$43.5	103.3%	$1.4	3.2%
US	1.0	2.5%	1.8	4.3%	(0.8)	(44.4)%
Segment income from operations	45.9	115.9%	45.3	107.6%	0.6	1.3%
Corporate expenses	(6.3)	(15.9)%	(3.2)	(7.6)%	(3.1)	96.9%
Total income from operations	$39.6	100.0%	$42.1	100.0%	$(2.5)	(5.9)%

Total income from operations was $ 39.6 million in nine months period ended September 30, 2011, compared to $42.1 million in the same period of 2010, representing a decrease of 5.9%, or $2.5 million. This decrease is primarily due to a higher G&A expenses as discussed above.

Other Income (Expense)

Interest income (expenses)
	Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	Amount	%
Interest Income	$0.7	$0.6	$0.1	16.7%
Interest Expense	(0.3)	(0.7)	0.4	(57.1)%
Net Interest Income (Expenses)	$0.4	$(0.1)	$0.5	(500.0)%
as a percentage of revenues	0.2%	0.0%		0.2%

Net interest income was $0.4 million for the nine months period ended September 30, 2011 compared to net interest expense of $0.1 million in the same period of 2010.

Income Taxes

	Nine Months Ended September 30,		Change
(in millions, except percentages)	2011	2010	Amount	%
Income before Income Taxes	$38.2	$39.5	$(1.3)	(3.3)%
Income tax expense	11.8	5.2	6.6	126.9%
Effective income tax rate	30.9%	13.2%		17.7%

The effective income tax rate was 30.9% in the first nine months of 2011, compared to 13.2% in the same period of last year. This is mainly due to the change of income tax rate from 12.5%, in 2010, to 25%, in 2011, for Fushi International, as a result of the expiration of Fushi International’s 50% tax holiday and the provision of full valuation allowance for the deferred tax assets in loss-making entities in US and PRC.

Net Income

As a result of the above factors, we had net income of $26.4 million in the first nine months of 2011, compared to net income of $34.3 million in the same period of 2010.

Selected Balance Sheet Data at September 30, 2011 and December 31, 2010:

	Selected Balance Sheet Data
	September 30, 2011	December 31, 2010	Change
(in millions, except percentages)			Amount	%
Cash	$163.6	$123.0	$40.6	33.0%
Accounts receivable, net of allowance for doubtful accounts	73.9	65.8	8.1	12.3%
Property, plant and equipment, net	119.1	124.2	(5.1)	(4.1)%
Total assets	411.1	370.3	40.8	11.0%
Current portion of long-term bank loan	0.7	0.7	0.0	0.0%
Long-term bank loan	5.2	5.7	(0.5)	(8.8)%
Shareholders' equity	385.1	344.4	40.7	11.8%

Our financial condition continues to improve as measured by an increase of 11.8% in shareholders’ equity, as of September 30, 2011, compared to December 31, 2010. Cash increased by $40.6 million, primarily due to strong sales and cash collections. Accounts receivable increased by 12.3% as a result of growth of revenues.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At September 30, 2011, the majority of our cash was held in RMB denominated bank deposits with PRC financial institutions. The PRC has strict rules for converting RMB to other currencies and for movement of funds from PRC subsidiaries to the US holding company. Consequently, we used funds from our public offering in the first quarter 2010 and credit facility with the Regions Bank to invest in our non-PRC operations and are securing new working capital lines for non-PRC operations to finance our growing working capital needs.

Under PRC Company Law and relevant rules and regulations, our PRC subsidiaries may pay dividends only out of their retained earnings/net profit, if any, calculated according to PRC accounting standards, and only after accumulated losses from preceding years have been fully covered and the following appropriations have been made:

a) appropriations to the statutory surplus reserve equivalent to 10% of its net profits, less any accumulated losses, as determined under PRC GAAP; no further appropriations to the statutory surplus reserve are required once this reserve reaches an amount equal to 50% of registered capital;

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

The following table sets forth a summary of our cash flows in millions of US dollars for the periods presented:

	Nine Months Ended September 30,
(in millions)	2011	2010
Net cash provided by operating activities	$40.7	$23.2
Net cash used in investing activities	(1.2)	(7.3)
Net cash (used in) provided by financing activities	(4.7)	39.4
Effect of foreign currency exchange rate changes on cash	5.8	2.0
Cash at beginning of period	123.0	60.6
Cash at end of period	163.6	117.9

For the nine months ended September 30, 2011, net cash provided by operating activities was $40.7 million, an increase of 75.4%, or $17.5 million, compared to the same period in 2010, reflecting a significant improvement in operating cash flow year over year. The favorable change is primarily attributable to improved management of current assets, particularly, days sales outstanding (“DSO”) decreasing from 91 days, in the first three quarters of 2010, to 85 days, in the first three quarters of 2011, and the advances to suppliers turnover days decreasing from 29 days, in the first three quarters of 2010, to 20 days in the first three quarters of 2011.

For the nine months ended September 30, 2011, net cash used in financing activities was $ 4.7 million, primarily representing the second installment payment for the acquisition of Jinchuan.

As of September 30, 2011, our cash balance was $ 163.6 million compared to $117.9 million at September 30, 2010 and $123.0 million at December 31, 2010.

DSO has decreased from 91 days at September 30, 2010, to 85 days at September 30, 2011, while days payable outstanding (DPO) decreased to 8 days at September 30, 2011, from 10 days at September 30, 2010.

The decrease in DSO is primarily attributable to our efforts to step-up our collection efforts. Meanwhile, we continued our policy on extending credit terms to certain credit-worthy customers that have long-standing business relationships with us, to capture increased market share. We believe that our ability to extend credit terms puts pressure on our smaller competitors whose limited capital resources have become further strained due to the global economic crisis and who are unable to make such extensions for customers.  We make provision for doubtful accounts receivables specifically based on the facts we obtain about the customers’ ability to pay. The Company has established appropriate procedures to facilitate collection.

Standard Customer and Supplier Payment Terms (days) as below:

	Nine Months Ended September 30, 2011	Year ended December 31, 2010
Customer Payment Term	Payment in advance/up to 120 days	Payment in advance/up to 120 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days decreased from 33 days, at September 30, 2010, to 30 days, at September 30, 2011.  Advance to supplier’s turnover days has decreased from 29 days, at September 30, 2010, to 20 days, at September 30, 2011. The Company’s major raw materials consist of aluminum, steel rods and copper strips. Changes in the price of copper, which has a history of volatility, directly affect the prices of the Company’s products and the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at September 30, 2011:

Contractual obligations	Total	Payment due less than 1 year	2–3 years	4-5 years	More than 5 years
Long-term debt(1)	$6,693,468	827,803	1,592,542	1,508,458	2,764,665
Capital lease obligation	80,583	80,583	-	-	-
Operating lease(2)	817,967	229,708	522,897	65,362	-
Total	$7,592,018	1,138,094	2,115,439	1,573,820	2,764,665

(1) Pursuant to the loan agreement, Regions Bank has the right to demand full payment in August 2014 of the total outstanding balance due at that time, unless the Company renews the loan before then.

(2) The Company leases land, buildings and equipment from the court appointed Receivers of Leaf Business Holdings. in bankruptcy in Liege, Belgium. The lease agreement is effective from October 1, 2011 to December 31, 2014. The Company has an option to purchase the leased assets for a total consideration of Euro 5,750,000 ($7,733,175) (the “Option Exercise Price”). If the option to purchase is exercised before December 31, 2012, the Option Exercise Price will be reduced by an amount equal to half of the accumulated rental fees due on that date. If the option to purchase is exercised between January 1, 2013 and December 31, 2014, the Option Exercise Price will be reduced by an amount equal to a quarter of the accumulated rental fees due on that date.

The table above does not include royalty payments to Nexans, as the amounts, timing and likelihood of such payments are not known.  The amounts of royalty payments typically will not be determined until sales revenues have been generated.

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

We are primarily exposed to price risk related to our purchase of copper used in the manufacture of our products. We purchase most of our raw materials at prevailing market prices. We do not have formal long-term purchase contracts with our suppliers, and, therefore, we are exposed to the risk of fluctuating raw material prices. Our raw material price risk is mitigated because we generally pass changes in raw material costs to our customers.

We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2011 and did not employ any commodity price derivatives in the first three quarters of 2011.

Foreign Exchange Risk

While our reporting currency is the USD, a significant portion of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between USD and RMB. If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. Assets and liabilities of the group entities with functional currencies other than USD are translated into USD using the exchange rates at the balance sheet dates, and revenue and expenses are translated at the average exchange rates during the reported periods. Any resulting translation adjustments are not included in determining net income, but are included in determining other comprehensive income, a component of shareholders’ equity. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $4.4 million, based on our revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2011. As of September 30, 2011, our accumulated foreign currency translation gain included in accumulated other comprehensive income amounted to $48,967,765, and our foreign currency translation gain recognized in other comprehensive income in the third quarter of 2011 and the first three quarters of 2011were $5,322,885 and $12,854,266, respectively.  We do not intend to enter into any hedging transactions in an effort to reduce our exposure to foreign exchange risk in the future. The value of the RMB against the USD and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Credit Risk

We have not experienced significant credit loss, as most of our customers are long-term customers with good payment records. We review our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate at each quarter-end. We typically only extend 30 to 90 day trade credit to our largest customers that tend to be well-established and large businesses, although we do on occasion extend credit beyond 90 days when we believe a particular contract to be of important strategic interest. We have rarely seen accounts receivable uncollected beyond contract terms and have experienced minimal write-off of accounts receivable in the past.

Inflation Risk

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of total revenues, if the selling prices of our products do not increase with these increased costs.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that, as of the date of this evaluation, our disclosure controls and procedures were effective.

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

Except as described above, there have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The following legal proceedings disclosures provide an update of those discussed under “Legal Proceedings” in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as filed with the SEC on April 5, 2011 and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

The Going Private Proposal Litigation

Twelve shareholder class action lawsuits have been filed against the Company, members of its Board of Directors (the “Board”), and/or others in connection with the November 3, 2010 non-binding proposal made by the Company’s Chairman and Chief Executive Officer, Mr. Li Fu, and Abax Global Capital (Hong Kong) Limited to acquire all of the outstanding shares of the Company’s Common Stock not currently owned by Mr. Fu and his affiliates for $11.50 per share in cash, as further described in the Schedule 13D/A and exhibits thereto filed on November 4, 2010 (the “Proposal”). Nine actions were filed in Nevada state court (Carson City, Clark County, or Washoe County); two actions were filed in Nevada federal district court; and one action was filed in Tennessee state court. All of the actions assert claims against the Company and/or members of the Board for alleged breaches of fiduciary duties in connection with the Proposal, as described further below.

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

To date, the two actions pending in Nevada federal district court have been dismissed.  The Nevada state court actions have been consolidated into a single action.  The motion to dismiss the Tennessee state court action remains pending.

The updated actions are captioned as follows:

Arthur I. Murphy, Jr. IRA v. Fushi Copperweld Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Bai Feng, Jiping Hua, and John Francis Perkowski, Case No. 10OC00512 (“Murphy”), filed on November 4, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City.  On August 1, 2011, Plaintiff Murphy voluntarily dismissed his complaint, filed prior to consolidation of the Nevada state court actions.

DeanVictor v. Li Fu, Case No. 10-OC-00534 1B (“Victor”), filed on November 24, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City.  On August 1, 2011, Plaintiff Victor voluntarily dismissed his complaint, filed prior to consolidation of the Nevada state court actions.

Brian Levy v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Craig H. Studwell, Wenbing Christopher Wang, John F. Perkowski, Feng Bai, Jiping Hua, Barry L. Raeburn, and Abax Global Capital (Hong Kong) Ltd., Case No. 10OC00555-1B (“Levy”), filed on December 7, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City.  Plaintiff Levy voluntarily dismissed this action on April 29, 2011.

NVEST AB v. Fushi Copperweld, Inc., Case No. 10OC005591B (“NVEST”), filed on December 8, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City.  On August 1, 2011, Plaintiff NVEST AB voluntarily dismissed its complaint, filed prior to consolidation of the Nevada state court actions.

John Wilcoxon v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, John Francis Perkowski, Feng Bai, Jiping Hua, and Barry L. Raeburn, Case No. A-10-628936-C (“Wilcoxon”), filed on November 8, 2010, in the Eighth Judicial District Court of the State of Nevada in and for Clark County.  On March 7, 2011, the Eighth Judicial District Court consolidated the Wilcoxon, Gober, Antler, and Tejeda actions under the Wilcoxon case number.

James D. Kennedy v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, and John Francis Perkowski, Case No. 10-03518 (“Kennedy”), filed on November 23, 2010, in the Second Judicial District Court of the State of Nevada in and for Washoe County.  On August 1, 2011, Plaintiff Kennedy voluntarily dismissed his complaint, filed prior to consolidation of the Nevada state court actions.

Mohamed Hussien vs. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, and John Francis Perkowski, Case No. 3:10-CV-00699-LRH-RAM (“Hussien”), filed on November 8, 2010, in the United States District Court for the District of Nevada.  The Court dismissed the Hussien action on April 7, 2011.

Thomas Turner vs. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, John Francis Perkowski, Case No. 3-10-CV-00711-RCJ-VPC (“Turner”), filed on November 15, 2010, in the United States District Court for the District of Nevada.  The Court dismissed the Turner action on May 9, 2011.

Seth Korber vs. Li Fu, Joseph Longever, Wenbing Chris Wang, Barry Raeburn, Feng Bai, Jiping Hua, John Perkowski, and Fushi Copperweld, Inc., Case No. 13510 (“Korber”), filed on December 30, 2010, in the Chancery Court for Lincoln County, Tennessee, Seventeenth Judicial District at Fayetteville.  The Company and Mr. Wang have moved to dismiss this action, which motion remains pending before the Court.

The Federal Securities Class Action Litigation

Three federal securities class action suits were commenced against the Company and certain of its present and former officers and directors during the period from May 16, 2011 to June 20, 2011.  Two actions were commenced in the United States District Court for the Southern District of New York, and one action was commenced in the United States District Court for the Middle District of Tennessee.  Plaintiffs have voluntarily dismissed the New York actions, and the Tennessee action remains pending.

On or about May 17, 2011, the Company became aware that the first of the federal securities class actions had been filed against the Company and certain of its officers and directors in connection with the Company’s restatement of its financials.  Plaintiffs assert claims against the Company and the other named defendants for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act.  Plaintiffs seek damages and other relief on behalf of a purported class of shareholders who purchased the Company’s common stock during the period between August 14, 2007 and March 29, 2011.  Plaintiffs contend, among other things, that the Company’s financial statements were materially false and misleading when made during the class period.

The actions are captioned as follows:

(1) Brian Levy, on behalf of himself and all others similarly situated v. Fushi Copperweld, Inc. Li Fu, Wenbing Christopher Wang, Beihong Linda Zhang, and Joseph J. Longever, No. 1:11-CV-03104-PGG (S.D.N.Y) (“Levy”).  The Levy action was filed on May 16, 2011.  Plaintiffs voluntarily dismissed this action on September 20, 2011;

(2) Robert Wiener, on behalf of himself and all others similarly situated v. Fushi Copperweld, Inc., Joseph J. Longever, Craig H. Studwell, Wenbing Christopher Wang, and Beihong Linda Zhang, No. 11-CV-3772 (S.D.N.Y) (“Wiener”).  The Wiener action was filed on June 2, 2011.  Plaintiffs voluntarily dismissed this action on September 8, 2011;

(3) North Port Firefighters’ Pension – Local Option Plan, individually and on behalf of all others similarly situated v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Craig H. Studwell, Wenbing Christopher Wang, and Beihong Linda Zhang, No. 3:11-CV-0595 (M.D. Tenn.) (“North Port Firefighters”).  The North Port Firefighters action was filed on June 20, 2011.  Plaintiffs are scheduled to file a consolidated amended complaint in this action on November 14, 2011.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

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

FUSHI COPPERWELD, INC.

Date: November 9, 2011	By:	/s/ Craig H. Studwell
Name: Craig H. Studwell
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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