Form 10-K
period 2011-12-31
Fushi Copperweld, Inc.
filed 2012-03-15
CIK 710846

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Registrant’s telephone number:   (+86)-10-8441-7742

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.006 Par Value           NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   ☐      No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒      No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒      No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes   ☐      No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Select Market on June 30, 2011 was approximately $ 218,906,843.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.

The number of outstanding shares of the registrant’s common stock on March 8, 2012 was 38,240,438.

DOCUMENTS INCORPORATED BY REFERENCE

The documents incorporated by reference into this Form 10-K and Part hereof into which they are incorporated are listed below:

Those portions of the registrant’s proxy statement for the registrant’s 2012 annual stockholders meeting (the “Proxy Statement”) that are specifically identified herein as incorporated by reference into Part III of this Annual Report on Form 10-K.

FUSHI COPPERWELD, INC.

FORM 10-K ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2011

i

PART I

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK

Certain statements made in this Annual Report on Form 10-K and the documents incorporated by reference herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act of 1934, as amended, or the Exchange Act. The words “believe,” “expect,” “plan,” “intend,” “estimate” or “anticipate” and similar expressions, as well as future or conditional verbs such as “will,” “should,” “would” and “could,” often identify forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Annual Report, generally, and are subject to certain risks and uncertainties that could cause actual results to differ materially from those included in the forward-looking statements. These risks and uncertainties include, but are not limited to, those risks described under the section entitled “Risk Factors” set forth herein. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur. You should not place undue reliance on these forward-looking statements.

In addition, actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a variety of factors and conditions which include, but are not limited to:

•	fluctuating copper prices that impact our business and operating results;

•	dependence on a few suppliers for a significant portion of our raw materials, and any interruption of production at our key suppliers will affect our results of operations and financial performance;

•	the timing lag between our raw materials purchases and product pricing can negatively impact our profitability, due to increased volatility of raw materials prices;

•	substantial defaults by our customers in accounts receivable, which could have a material adverse affect on our liquidity;

•	we do not maintain product liability insurance in the PRC, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our property or to claims filed against us;

•	recently announced tightened controls on the convertibility of the RMB into foreign currency have made it more difficult to make payments in U.S. Dollars or fund business activities outside of the PRC; and

•	changes in policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and the profitability of our business.

Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to “yuan” or “RMB” are to the Chinese yuan (also known as the Renminbi). According to the Federal Reserve Bank, http://www.ny.frb.org/, as of December 31, 2011, US $1.00 = 6.2941 yuan (or 1 yuan = US$0.15888). This Annual Report contains translations of Renminbi amounts into U.S. dollars at specific rates solely for the convenience of the reader. The conversion of Renminbi into U.S. dollars in this Annual Report is based on the noon buying rate in the City of New York for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York. Unless otherwise noted, all translations from Renminbi to U.S. dollars were made at a rate of RMB 6.2941 to US$1.00, the noon buying rate in effect as of December 31, 2011. We make no representation that any Renminbi or U.S. dollar amounts could have been, or could be, converted into U.S. dollars or Renminbi, as the case may be, at any particular rate, the rate stated above, or at all. The PRC government imposes control over its foreign currency reserves in part through direct regulation of the conversion of Renminbi into foreign currency and through restrictions on foreign trade.

Except as otherwise indicated or as the context otherwise requires, “Fushi,” “the Company,” “we,” “our” and “us” refer to Fushi Copperweld, Inc. (formerly Fushi International, Inc.), a Nevada corporation and its subsidiaries, (i) Fushi Holdings, Inc. (formerly Diversified Product Inspections, Inc.) (“Fushi Holdings”), (ii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iii) Dalian Fushi Bimetallic Manufacturing, Co., Ltd. (“Dalian Fushi”), (iv) Copperweld Bimetallics, LLC (“Copperweld”), (v) Copperweld Bimetallics UK, LLC (“Copperweld UK”), (vi) Dalian Jinchuan Power Cable Co. (“Jinchuan”), (vii) Fushi International (JiangSu)) Bimetallic Cable Co., Ltd. (“Fushi International (JiangSu)”), (viii) Fushi Copperweld Europe SARL (“Fushi Europe”), (ix) Copperweld Tubing Europe SPRL (“Copperweld Tubing”), and (x) Copperweld Bimetallic Europe SPRL (“Copperweld Europe”). In this Annual Report, all references to the “PRC” refer to the People’s Republic of China. In accordance with industry practice, “MT” refers to a metric ton, a unit of weight equivalent to 1,000 kilograms. “Copperweld” is a registered trademark that we own, and “Fushi” is an additional trademark we use in our business.

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

We sell bimetallic wire products to a diverse base of customers worldwide that operate primarily in the telecommunications, electrical utility, and transportation industries. Our products are sold to 429 customers in 40 countries and are marketed under the established “Copperweld®”, “Fushi TM ”, “4-Thought TM ” and “Hide TM ” brand names. We believe our customers view the Copperweld® brand as the premium choice for bimetallic products offered internationally. Our products become components in a wide variety of end-use products and are sold directly, or through either distributors or sales agents, to cable manufacturers. The PRC represented the largest market for our products, accounting for approximately 80% of our revenues for the year ended December 31, 2011, with North America, Europe and the rest of world representing 14%, 3%, and 3% of our revenues in this period, respectively. We continued our efforts to diversify our business, further reducing customer concentration over the past twelve months.

We operate six manufacturing facilities, of which two are located in Dalian, Liaoning, in the PRC, one in Yixing, Jiangsu, in the PRC, one in Fayetteville, Tennessee, in the U.S., one in Telford, England, in the U.K, and one in Liege, Belgium in Europe. As of December 31, 2011, in aggregate, we had approximately 52,400 MT of annualized CCA capacity and 24,500 MT of annualized CCS capacity globally. In 2010, we successfully added 8,200 MT of CCS capacity and ancillary CCS processing capabilities to our Dalian facility. Furthermore, in 2010 we acquired Dalian Jinchuan Power Cable Co. (“Jinchuan”), a manufacturer of low and medium voltage power cable in Northeastern China, and Shanghai Hongtai Industrial Co., Ltd (“Hongtai”), a bimetallic manufacturer of CCA and copper-clad aluminum magnesium (“CCAM”) in Southeast PRC. These capacity and acquisitions have allowed us to geographically optimize our capabilities, share technology and manufacturing best practices among our facilities, expand our product base to include higher value-added and higher margin products, and improve profitability and delivery by eliminating third party processors.

Our History

We were incorporated as a Nevada company on October 6, 1982 under the name M, Inc. We changed our corporate name to Parallel Technologies, Inc. in June 1991. We were formed as a "blank check" entity for the purpose of seeking a merger, acquisition or other business combination transaction with a privately-owned entity seeking to become a publicly-owned entity. In a series of restructuring transactions which began in 2005 and were completed in 2006 (the “Restructuring”), we acquired Fushi Holdings, Inc., incorporated in the state of Delaware, which is a holding company for Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.), (“Fushi International (Dalian)”), organized under the laws of the PRC. As part of the restructuring transactions, we acquired Dalian Fushi, which is a limited liability company organized under the laws of the PRC engaged in the manufacture and sale of bimetallic wire products. Following the Restructuring, Dalian Fushi became a non-operating entity and holds the title of land use rights and an office building on our behalf.

In October 2007, we acquired Copperweld. Effective January 15, 2008, we changed our name from Fushi International, Inc. to Fushi Copperweld, Inc. to recognize the worldwide importance of the Copperweld brand, while continuing to leverage the Fushi brand, especially in the PRC. We, and our customers, view the Copperweld brand as the premium brand of bimetallic products and will promote the Copperweld brand as a premier product worldwide.

In October 2011, we established Fushi Copperweld Europe SARL in Luxemburg, a 100% owned subsidiary of Fushi Copperweld Inc. as a holding company, and two of its wholly owned subsidiaries, Copperweld Tubing Europe SPRL, and Copperweld Bimetallics Europe SPRL, in Liege, Belgium. Copperweld Tubing will manufacture and sell copper tubing, and Copperweld Europe will distribute bimetallic products in Europe.

2

Our Corporate Structure

The following diagram shows the structure of our company.

Our Business Operations

Although we are engaged in one line of business, as a result of the different markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, starting with the second fiscal quarter of 2009, we began to manage our worldwide operations based on two geographic or reportable operating segments: 1) “PRC” which consists of our facilities located in the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, (USA), Telford, England, (UK), and Liege, Belgium (Europe) facilities.

PRC

Operating entities within our PRC segment include Fushi International (Dalian), Jinchuan and Fushi International (Jiangsu). We believe Fushi International (Dalian) is one of the largest and leading providers of bimetallic wire in the PRC. Through Fushi International (Dalian), we develop, design, manufacture, market and distribute copper-clad bimetallic engineered conductor products, principally CCS and CCA. As of December 31, 2011, we have approximately 40,000 MT of annualized CCA capacity and 8,200 MT of annualized CCS capacity at our Dalian facility, which primarily serves the Asia-Pacific region.

US

Operating entities within our US segment include Copperweld, Copperweld UK, Copperweld Tubing and Copperweld Europe. We believe Copperweld is one of the largest and leading providers of bimetallic wire in the North American, European, Middle Eastern and North African markets. Copperweld operates two production facilities in Fayetteville, Tennessee, in the U.S. and Telford, England, in the U.K. Copperweld Tubing and Copperweld Europe operate from the same production facility in Liege, Belgium, in Europe. Through these facilities, we develop, design, manufacture, market and distribute copper-clad bimetallic engineered conductor products, principally CCA and CCS conductors. As of December 31, 2011, we have approximately 12,400 MT of annualized CCA capacity and approximately 16,300 MT of annualized CCS capacity at Copperweld’s U.S. facility. Our U.K. facility provides processing, sales and service to our European, Middle Eastern, and North African customers, and our capabilities at this facility consist primarily of ancillary processing for products shipped from our U.S. facility. Through Copperweld, we have a well-established global sales distribution network, which we have enhanced in Europe, Northern Africa and the Middle East through the establishment of Copperweld Europe as a distribution center for our products. Furthermore, we hold proprietary manufacturing technologies through technology developed in-house, as well as a license agreement with Nexans Deutschland Industries GmbH & Co. KG relating to certain of its patents and technology.

Financial Information about Geographic Areas

The below table provides a breakdown of our sales from external customers in different countries for the years ended December 31, 2011, 2010 and 2009.

	Years Ended December 31
(in millions)	2011	2010	2009
Total sales:
PRC	$230.4	$210.3	$145.8
US	49.0	40.1	28.5
Other countries	8.0	14.6	8.6
Total sales:	$287.4	$265.0	$182.9

The below table provides a breakdown of our long-lived assets by segment as of December 31, 2011, 2010 and 2009.

	As of December 31
(in millions)	2011	2010	2009
Total long-lived assets:
PRC	$134.0	$138.9	$118.3
US	9.6	10.7	29.4
Total long-lived assets:	$143.6	$149.6	$147.7

Our Products

We design, manufacture, market and distribute bimetallic conductors (two-metal conductors), primarily CCA and CCS. CCA and CCS are composed of either aluminum or steel cores, surrounded by an outer layer, also referred to as a sheath or clad, of pure copper, resulting in an engineered composite bimetallic conductor. The copper sheath, through our processing methods, is metallurgically “bonded” to the core metal. The amount of copper-metal used in cladding the core- metal varies widely, and is based on customers’ needs. However, bimetallic conductors, compared to solid copper conductors, can reduce the amount of copper used by as much as 90% by volume, or 73% by weight, which is a considerable cost savings for our wire and cable manufacturer customers and end-users of their products.

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

We believe our proprietary manufacturing technology allows us to produce superior products compared to other manufacturers and creates a significant barrier to entry. Manufacturing copper-clad products involves bonding copper strip to an aluminum or steel core rod, drawing the clad product to a finished diameter and heat treating (annealing) as necessary depending on customer specifications. Our proprietary cladding process differentiates us in terms of manufacturing capabilities, offering superior product quality. Our developmental capabilities support the ongoing evolution of our current products. We are continuously working toward new technologies and products that we expect will improve the performance and capabilities of our bimetallic products thereby allowing us to enter new markets.

Jinchuan allows us to strategically diversify our product offerings and customer base within the electrical utility industry.  Our Jinchuan facility allows us to produce low and medium voltage power cables.  Although these capabilities allow us to produce finished power cables utilizing various center conductors, including aluminum and copper, we intend to remain focused on developing low and medium voltage power cables that utilize copper-clad center conductors.  We believe the power cable segment of the electrical utility industry offers significant conversion growth opportunities for our copper-clad products, and we intend to invest further resources into these product offerings.

The Bimetallic Industry

The bimetallic conductor industry is a subset of the broader wire and cable industry, which consumed approximately 14,767,000 MT of metallic center conductor in wire and cable products in 2010, according to estimates by CRU International Limited, a leading publisher of industry market research. Bimetallic conductors are generally used as substitutes for solid copper conductors. The wire and cable market broadly consists of two large categories: electrical, involving products that are used for electrical current carrying capabilities, and telecommunications, involving products that are used for signal carrying communications purposes. The global bimetallic wire industry is fast-growing and increasingly competitive. This is especially true in the PRC, where there is considerable fragmentation of manufacturers.

The telecommunications market accounted for 32% of our revenues for 2011. CCA and CCS are industry-standard center-conductor material in coaxial and CATV cable applications due to the signal carrying capabilities of copper on the surface of the center-conductor, the light weight and flexibility of aluminum, the increased tensile strength of steel and the cost savings compared to solid copper wire. A key driver of investment into the telecommunication infrastructure is growth in broadband and mobile subscribers. We believe there is significant demand in developing markets throughout Asia, South America, and the Middle East, where broadband and mobile penetration rates are considerably lower than developed countries. Furthermore, according to the 12th Five-year Program Outline by the Optical and Electrical Cable Association of China, approximately 8,000,000 kilometers of CATV drop cable was manufactured in the PRC in 2009.  This amount of CATV cable represents the equivalent of approximately 50,000 MT of CCS center conductor, and to-date has been primarily supplied by local Copper-plated Steel (CPS) manufacturers  We believe CPS to be an inferior product compared to CCS, and the absence of local, affordably priced CCS manufacturers in the PRC results in CATV manufacturers choosing CPS in their production process.  As we introduce CCS production, we expect those market dynamics to shift to be more in-line with those of developed markets, where CCS is the preferred center conductor of choice for CATV drop cable.

The utility market accounted for approximately 64% of our revenues for 2011. Bimetallic wire is widely used in grounding applications within U.S. power systems (CCS), low and medium voltage power cables (CCA & CCS), magnet wire (CCA) electrified railroad catenary cables (CCS) and tracer wire (CCS laid to help detect plastic piping or fiber optic cable). We believe the introduction by us of the first large-scale CCS production capability in the PRC will allow us to be the innovator in developing the PRC and Asian utility markets for CCS related products. We also believe that the electrical utility market for bimetallics throughout the world is greatly underdeveloped and could serve as an area of significant growth for all our facilities worldwide.

The transportation end-market accounted for approximately 1% of our revenues for the year ended December 31, 2011. Our CCS and CCA wires are used within catenary cable for electrified rail applications as well as in original equipment and aftermarket applications automobiles, trucks, motorcycles, commercial off road equipment and trailers.  We continue to believe there are significant growth opportunities for our products in transportation applications due to the compelling technical benefits they can provide relative weight saving and strength relative to solid copper wire, specifically weight savings and increased strength.

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

Research and Development

We are dedicated to continuously improving our current products and to developing new products that will improve the performance and capabilities of bimetallic materials and allow us to enter new markets. We have worked with the University of Alabama and the Shanghai Electric Cable Research Institute and we maintain relationships with leading wire and cable consultants around the world to advance the development of new products and production methods. Furthermore, we continue to work closely with both independent and national standards, product safety, and certifications organizations around the world to have our products qualified.

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

Raw Materials and Suppliers

Our principal raw materials consist of aluminum and steel rods and copper strip, which collectively accounted for approximately 88.6% of our costs of sales for the year ended December 31, 2011. Changes in the price of copper, which has an established history of volatility, directly affect the prices of our products and may influence the demand for our products. The daily selling price of copper on the COMEX averaged $4.00 per pound in 2011, an increase of 16.6% from the average of $3.43 per pound in 2010. Copper, steel and aluminum are available in the market and we have not experienced shortages despite the current economic climate. We are constantly reviewing sources for raw materials to prevent shortages as we expand our business. During 2011, copper, aluminum and steel represented 65%, 32% and 3% of our raw material purchases, respectively.

We purchase most of our raw materials at prevailing market prices. Our raw material price risk is mitigated because we generally pass changes in raw material costs to our customers.

We typically maintain multiple suppliers for each type of raw material that we use and monitor the availability of additional suppliers so that we have access to sufficient raw material sources necessary to meet customer demand. Notwithstanding our supply availability practices, we do not have a guarantee that raw material availability will meet our needs. To the extent that our suppliers are not able to provide raw materials in sufficient quantity and quality on a timely and cost-efficient basis, our results of operations could be adversely impacted until we find other qualified suppliers. See "Risk Factors – Risks Related to Our Business – We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance."

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

Payment terms vary with each supplier. Some suppliers require payment prior to shipment; others offer varying terms from 3 to 30 days following shipment. Demand for raw material in the PRC sometimes requires that we make advances for our raw materials to guarantee future supply. Price is often affected by payment terms; therefore, we typically agree to shorter terms in exchange for reduced pricing for our raw materials.

Customers

Our products' target markets are manufacturers of finished wire and cable products, and installers of equipment and systems that require materials with energy or signal transmission carry capabilities. We also utilize distributors for targeted markets and products. In most cases, our customers incorporate our products into end-products that they subsequently supply to their customers. The products we manufacture are used by these end-product makers as standard components, materials or parts that are built to their specifications. Therefore, our business is driven, in part, by the strength, growth prospects and activity in the end-markets in which our products are used.

We do not have long-term purchase commitments from our customers.  Sometimes we enter into nonbinding sales framework contracts with our customers with terms ranging from 15 days to 2 years.  Certain major terms, such as price and quantities of products, will be determined in each purchase order.

We have a large customer base, with approximately 429 customers in 40 countries around the world. The geographic dispersion and large number of customers provide a diverse base of revenue sources that we believe provide additional insulation to slowing economic conditions in selected regions. As a result of our large and diverse customer base our largest customers account for an increasingly smaller, but healthy, percentage of total revenues compared to prior years. Our top five customers represented 21.1%, 14.1%, and 15.2% of total revenues for 2011, 2010, and 2009, respectively. Furthermore, we anticipate that our overall customer composition and the concentration of our top customers will change as we expand our business.

Business Development, Marketing, Sales and Distribution

Our business development, marketing and sales departments function under a global marketing network. We market and sell our products through our direct business development and sales force. In some countries we use sales agents or distributors to provide assistance with or lead our sales and distribution in selected countries.

Since the acquisition of Copperweld, we have integrated our sales and marketing functions into one extensive sales and service network, which covers over 40 countries.  We offer tier pricing to encourage larger-volume orders and long-term relationships with our customers. As a result of increasing demand for our products and as new marketing opportunities develop, we expect to increase our sales force by adding additional qualified personnel and agents. To support our sales and marking activities, and to develop and execute strategies to enter into new product applications and geographic regions, we have formed a new business development department. We expanded our footprint throughout the globe through the addition of agents in Europe, the Middle East, South-east Asia and South America. Our business development, marketing and sales staff work closely with our customers to understand their needs and provide feedback to us so that we can better address their needs and improve the quality and features of our products. Throughout 2011 and continuing into 2012, we provided professional training to our business development, marketing and sales staff.

Product Delivery and Risk of Loss

We usually deliver our products to our customers' place of business or named destination, while in some cases customers make their own delivery arrangements. Our shipping departments arrange for all deliveries regardless of the delivery method. In Dalian we have our own heavy trucks and contracted drivers that allow us to ship our products. In addition, we also utilize common carriers. In Fayetteville and Telford, we use common carriers.  International shipments are arranged through several ocean freight forwarding companies.

We include shipping expenses in the selling price of our products or as separately stated charges. In either instance, delivery costs are ultimately borne by our customers. In addition, some orders require us to purchase freight insurance on behalf of a customer in which case the cost of such freight insurance is included in the selling price of the products.

Insurance

Product Liability Insurance

We currently do not carry product liability or other similar insurance to cover our products. Historically, the Company has experienced no product liability lawsuits and we have never experienced significant failures of our products. We cannot give any assurance that we will not have exposure for liability in the event of the failure of any of our products in the future. See “Risk Factors – Risks Related to our Business – We do not presently maintain product liability insurance in the PRC, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.”

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

Seasonality

We typically experience certain quarterly fluctuations in revenues due to changing and expanding customer demands from different markets. Sales volumes out of our US and UK facilities, which principally serves the North American and European markets, are generally lower in our fourth and first quarters, due primarily to cold weather related reduction in demand for construction related products and shutdown of our facility during the year-end holidays. Additionally, our PRC facilities historically experience a slowdown in demand during our first quarter due to the Chinese New Year holiday. We expect these variations to continue in the future.

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

Focus on Margin Enhancement. ..  We believe that there are significant opportunities to increase profitability within our U.S. operating segment by sharing best practices with our PRC facility. Additional processing equipment was brought online at our U.S. facility to bring more value-added downstream operations in-house, enabling us to sell directly to end-users rather than through third party processors. We expect that these higher value-added products, along with ongoing cost reduction initiatives and greater production rates, will generate improved margins in our U.S. operations.

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

Intellectual Property

Our principal intellectual property rights consist of patents, patent application and the trademarks “4ThoughtTM”,”Hide TM” , "FushiTM ", which we use in our business, and “Copperweld®”, which is a registered trademark that we use. Additionally we have the rights to superior CCA cladding processes that expire in 2026 through our agreement with now Nexans Deutschland Industries GmbH & Co. KG (“Nexans”). We continue to improve the products for which we hold the rights and through our research department, we anticipate continuing our development of proprietary intellectual properties. We employ the services of a law firm to maintain our trademark registrations throughout the world and to identify any potential infringements on our trademarks or our patents.

Domain Names We own and operate websites, under the internet domain names www.fushiinternational.com , www.fushiinternational.cn , www.copperweld.com , www.copperweldbimetallic.com , and www.fushicopperweld.com . We pay an annual fee to maintain our registrations and for a service that identifies any potential infringement on our domain names. The information contained on our website does not form part of this report.

Government Regulation

As a global company we are subject to rules and regulations imposed by a wide range of countries and are diligent in maintaining an awareness of those rules. Our common stock is registered with the SEC and, therefore, we are subject to U.S. rules and regulations regarding our securities and disclosure requirements. Our headquarters and a major manufacturing facility are located in the PRC and as such, we are subject to various tax and business governance rules and regulations imposed by the PRC and its political subdivisions. We also have operations in Fayetteville, TN and are subject to various commercial and taxing regulations imposed by the US and Tennessee as well as local governments. Our UK operation is subject to rules and regulations applicable to businesses operating in Great Britain. Our recent lease with an option to purchase the leased facility in Europe has an environmental baseline established and covered by the government. Failure to comply with the various government regulations can have a negative impact on our company; therefore we are diligent in our compliance with these rules and regulations.

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

Backlog of Orders

Our business is characterized generally by short-term order and shipment schedules. Accordingly, we do not consider backlog at any given date to be indicative of future sales. Our backlog consists of product orders for which we have received a customer purchase order or purchase commitment and which have not yet been shipped. At March 1, 2012, our backlog of orders believed to be firm was $13.6 million compared with $9.0 million at March 16, 2011.

Environmental Compliance

We are subject to environmental regulations that are generally applicable to manufacturing companies in the PRC, UK, Europe and in the US and we are subject to periodic inspection by environment regulators and must follow specific procedures in some of our processes. We do not have a record of violating environmental regulations or approved practices in the PRC, UK, Europe or in the US.

Employees

As of December 31, 2011, we had 691 employees worldwide. Approximately 66% work in manufacturing. The remainder of employees includes engineers, sales and administrative personnel.

As a matter of Company policy, we seek to maintain good relations with our employees at all locations. We believe our relationship with our employees is good. Our current PRC and US based employees are non-unionized, nor are employed through any collective bargaining agreements.

Available Information

Our website ( www.fushicopperweld.com) contains frequent updated information about us and our operations. Our filings with the Securities and Exchange Commission (SEC) on Form 10-K, Form 10-Q, Form 8-K and Proxy Statements and all amendments to those reports can be viewed free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC by accessing www.fushicopperweld.com and clicking on Investor Relations and then clicking on Financial Reports and Filings . The SEC also maintains a website that contains reports, proxy statements and other information about issuers, such as us, who file electronically with the SEC. The address of that website is http://www.sec.gov . The information on that website is not a part of this report, except as otherwise stated herein. The registration statements, reports and other information so filed can be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, D.C. 20549. You can request copies of these documents upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

Executive Officers of the Registrant

The following are our Executive Officers as of March 14, 2012.

Directors and Executive Officers	Position/Title	Age
Li Fu	Chairman of Board and Co-CEO	46
Joseph J. Longever	Co-CEO, Director	59
Wenbing Christopher Wang	President, Director	40
Craig H. Studwell	Chief Financial Officer	63

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

Mr. Wenbing Christopher Wang has served as our President since January 21, 2008. He also served as our Chief Financial Officer from December 2005 to August 2009 and as our interim Chief Financial Officer from February 2010 to October 2010. Prior to Fushi, Mr. Wang served as Executive Vice President for Redwood Capital. Prior to that, Mr. Wang worked for China Century Investment Corporation, Credit Suisse First Boston and VCChina in various capacities. Fluent in both English and Chinese, Mr. Wang holds an MBA in Finance and Corporate Accounting from Simon Business School of University of Rochester and a Bachelor of Art in English from University of Science and Technology Beijing.

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

In the recent few years, the capital and credit markets had experienced extreme volatility and disruption, which had resulted in extreme volatility in securities prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments, declining valuations of others, severely restricted credit and declines in real estate values. Governments have taken unprecedented actions intended to address extreme market conditions. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. While currently these conditions have not impaired our ability to utilize our current credit facilities and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies such that our ability to access credit markets and finance our operations might be impaired in the future. Adverse market conditions may limit our ability to replace, in a timely manner, maturing liabilities and access the capital necessary to operate and grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Demand for our products is vulnerable to economic downturns.  The worsening of economic condition could result in a decrease in or cancellation of orders for our products. We are unable to predict global adverse economic conditions and the effect such events might have on our business. Our results of operations, financial condition, cash flows and capital position could be materially adversely affected by disruptions in the financial markets.  Further, any decreased collectability of accounts receivable or early termination of sales contracts due to the current deterioration in economic conditions could negatively impact our results of operations.

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

The copper industry is highly volatile and cyclical. Copper prices have varied significantly and are likely to continue to vary significantly in the future.  This affects our business both positively and negatively.  Since our products are a substitute for pure copper wire, higher copper prices increase demand for our products, while lower copper prices can decrease demand. Numerous factors influence copper price. These factors include general economic conditions, industry capacity utilization, import duties and other trade restrictions. We cannot predict copper prices in the future or the effect of fluctuations in the costs of copper on our future operating results. We mitigate the impact of changing raw material prices by attempting to pass changes in prices to our customers by adjusting prices at least monthly to reflect changes in raw material prices, as is customary in the industry. We may not be able to adjust our product prices rapidly enough in the short-term to recover the costs of increases in raw materials. Our future profitability may be adversely affected to the extent we are unable to pass on higher raw material costs to our customers.

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

Our revenue is dependent, in large part, on significant orders from a limited number of customers. Our top five customers represented 21.1%, 14.1% and 15.2% of our total revenues for 2011, 2010 and 2009, respectively. We believe that revenue derived from current and future large customers will continue to decline as we increase our efforts to diversify our business and reduce customer concentration, but will continue to represent a significant portion of our total revenues. Our inability to continue to secure and maintain a sufficient number of large customers could have a material adverse effect on our business, operating results and financial condition. Moreover, our future success will depend in part upon our ability to obtain orders from new customers, as well as the financial condition and success of our existing customers and general economic conditions.

Shortages or disruptions in the availability of raw materials could have a material adverse effect on our business.

Aluminum and steel rods and copper strips, our principal raw materials, collectively accounted for approximately 88.6% of our costs of sales in 2011. We expect that raw materials will continue to account for a significant portion of our cost of sales in the future. The prices of raw materials fluctuate because of general economic conditions, global supply and demand and other factors causing monthly variations in the costs of our raw materials purchases. The macro-economic factors, together with labor and other business interruptions experienced by certain suppliers, have contributed to periodic shortages in the supply of raw materials, and such shortages may increase in the future. If we are unable to procure adequate supplies of raw material to meet our future production needs and customer demand, shortages could result in a material loss of customers and revenues and adversely impact our results of operations. In addition, supply shortages or disruptions or the loss of suppliers may cause us to procure our raw materials from less cost effective sources and may have a material adverse affect on our business, revenues and results of operations.

We depend on a few suppliers for a significant portion of our principal raw materials and we do not have any long-term supply contracts with our raw materials suppliers. Interruptions of production at our key suppliers may affect our results of operations and financial performance.

We rely on a limited number of suppliers for most of the raw materials we use. Purchases from our five largest suppliers of metal raw materials represented approximately 66.3%, 58.1% and 60.5% of our total raw material purchases for 2011, 2010 and 2009, respectively. Interruptions or shortages of supplies from our key suppliers of raw materials could disrupt production or impact our ability to increase production and sales. We do not have long-term or volume purchase agreements with most of our suppliers and we may have limited options in the short-term for alternative supply if these suppliers fail for any reason, including their business failure or financial difficulties, to continue the supply of raw materials. Moreover, identifying and accessing alternative sources may increase our costs. Interruptions at our key suppliers could negatively impact our results of operations, financial performance and the price of our common stock.

Due to increased volatility of raw material prices, the timing lag between the raw material purchase and product pricing can negatively impact our profitability.

Volatility in the prices of raw materials, among other factors, may adversely impact our ability to accurately forecast demand and may have a material adverse impact on our results of operations. For example, our manufacturing activities are determined, and raw materials purchases scheduled, upon forecasted demand, while sales prices are determined at the time of order placement, subject to adjustment at fulfillment. The lag between the point when raw materials are acquired in advance and the point when products are actually priced may impact us both positively and negatively, resulting in increased or reduced profitability. In addition, we routinely maintain a certain level of finished goods inventories to meet near term expected demand. Pricing for the sale of these inventories is generally based on current raw material prices. Rapid declines in the price of raw materials may result in our inventories being carried at costs in excess of net realizable value and may have an adverse effect on our results of operations and the price of our common stock.

We rely on short-term financing from banks for our daily operation in US segment

From time to time, we rely on short-term borrowings to fund our operations in our US segment. If we fail to achieve timely rollover, extension or refinancing of our short-term debt, we may be unable to meet our obligations in connection with debt service, accounts payable and/or other liabilities when they become due and payable. We have lines of credit in our US segment to finance working capital needs. We cannot assure you that our business will generate sufficient cash flow from operations to repay these borrowings.  In addition, we may be exposed to changes in interest rates. If interest rates increase substantially, our results of operations could be adversely affected.

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

A significant portion of our operations consists of manufacturing and sales activities outside of the US, primarily in the PRC. Our ability to sell our products and conduct our operations globally is subject to a number of risks. Local economic and political conditions in each country, as well as labor conditions in the PRC, the UK, and Belgium, where we have facilities, could adversely affect demand for our products and services or disrupt our operations in these markets. We may also experience reduced intellectual property protection or longer and more challenging collection cycles as a result of different customary business practices in certain countries where we do business. Additionally, we face the following risks:

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

Prior to acquiring Copperweld, it incurred losses for the entire time it operated as a stand-alone business. Copperweld’s ability to generate sufficient revenues and make profits is dependent in large part on its ability to move more value-added production in house, control manufacturing related costs, manage its growth related expenses, make additional capital expenditures, expand its customer base, increase sales of its current products to existing customers, enter into additional supply arrangements and manage its working capital and other financial resources. Although the implemention of cost reduction initiatives at Copperweld resulted in a net income of $0.4 million in 2011, we cannot provide any assurance that improved profitability can continue and be sustained at Copperweld in the amounts or during the periods expected.

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

Regulations promulgated by the US government, the State of Tennessee and local authorities impose environmental rules and regulations on our Fayetteville operation. Our Fayetteville plant is subject to regular reporting to and inspections by local, state and federal authorities. To date, inspections have not found our Fayetteville plant in violation of any rules or regulations. We believe that we comply in all material respects with the environmental rules imposed on our Fayetteville plant. Our recent lease with an option to purchase facility in Europe has an environmental baseline established and covered by the government. Our internal procedures require regular monitoring of our processes to assure that we do not violate environmental standards. Failure to comply with Chinese, US or EU environmental laws and regulations may materially and adversely affect our business, financial condition and results of operations.

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

There may be risks associated with the acquisition of Jinchuan, though not expected or anticipated, that may not yet be apparent. For the year ended December 31, 2011, Jinchuan contributed approximately 11.0 % to our total revenues. Any discovery of adverse information concerning Jinchuan since the acquisition, depending upon the nature of such information, could have an adverse impact on the growth opportunities in the utilities market, which we believe are presented to us by Jinchuan’s business, and the results of operations for our PRC segment. While we are entitled to seek indemnification in certain circumstances, successfully asserting indemnification or enforcing such indemnification could be costly and time consuming or may not be successful at all.

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

An Inability to Access Our Credit Facilities Could Result in a Reduction in Our Liquidity

We have entered into a secured credit agreement (the “Regions Bank credit facility) with Regions Bank (the “Lender”) which provides for a $4.5 million revolving credit facility and a term facility of up to $6.5 million. We rely on the Regions Bank credit facility as a potential source of liquidity for our U.S. operating entities. The availability of this credit facility could be critical to our ability to meet our obligations as they come due in a market where alternative sources of credit are tight. The credit facility contains certain administrative, reporting, legal and financial covenants. We must comply with covenants under the Regions Bank credit facility including a requirement to maintain a specified minimum tangible net worth.

Our right to make borrowings under the Regions Bank credit facility is subject to the fulfillment of certain important conditions, including our compliance with all covenants, and our ability to borrow under the Regions Bank credit facility is also subject to the continued willingness and ability of the Lender to provide funds. Our failure to comply with the covenants in the Regions Bank credit facility or fulfill the conditions to borrowings, or the failure of the Lender to fund their lending commitments (whether due to insolvency, illiquidity or other reasons) in the amounts provided for under the terms of the facility, would restrict our ability to access the credit facility when needed and, consequently, could have a material adverse effect on our financial condition and results of operations. In Europe, we have two credit facilities, a line of credit for working capital purposes, and a 3 year term loan with a bullet maturity. Like our credit facilities in the U.S., these credit facilities are subject to the fulfillment of certain covenants and the ability of the line of credit lender to fund their lending commitments.

We rely on contractual arrangements with Dalian Fushi and its stockholders for our operations in the PRC, which may not be as effective in providing control over Dalian Fushi as direct ownership.

We have no equity ownership interest in Dalian Fushi, and rely on contractual arrangements with Dalian Fushi and its stockholders to control Dalian Fushi. Dalian Fushi holds the titles of an office building and land use rights on behalf of us and does not conduct any business operation. These contractual arrangements may not be as effective in providing control over Dalian Fushi as direct ownership would be. For example, Dalian Fushi could fail to take actions required for our business despite its contractual obligation to do so. If Dalian Fushi, or any of its stockholders, fails to perform their respective obligations under agreements with us, we may have to incur substantial costs and resources to enforce such arrangements and may have to rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective. Our contractual arrangements with Dalian Fushi are governed by PRC laws and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in the U.S. and uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event that we are unable to enforce these contractual arrangements, our business, financial condition and results of operations could be materially and adversely affected.

Key employees are essential to growing our business.

Our co-Chief Executive Officers, Mr. Li Fu and Mr. Joseph J. Longever are essential to our ability to continue to grow our business. Mr. Fu, Mr. Longever and our other key employees have established relationships within the industries in which we operate. We do not maintain, or intend to maintain, key person life insurance for any of our officers or key employees. If any of them were to leave us, our growth strategy might be hindered, which could limit our ability to increase revenue. In addition, we face competition for attracting skilled personnel. If we fail to attract and retain qualified personnel to meet current and future needs, this could slow our ability to grow our business, which could result in a decrease in market share.

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

A majority of our operations are conducted in the PRC and approximately 81% of our total revenues in 2011 were generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, we cannot ensure that such growth will continue. The bimetallic wire industry in the PRC is growing, but we do not know how sensitive we are to a slowdown in economic growth or other adverse changes in the PRC economy which may affect demand for our products.

Controls on the convertibility of RMB into foreign currency have made it more difficult to make payments in U.S. dollars and fund business and operating activities of our subsidiaries located outside of the PRC.

A significant portion of our cash is RMB. Tightened restrictions on currency exchanges has considerably limited our ability to convert our cash in RMB to make payments in U.S. dollars or fund business and operating activities of our subsidiaries located outside of The PRC, which has had the most significant impact on our ability to support Copperweld’s operations in Fayetteville, TN. Although as of December 31, 2011, our PRC subsidiaries could legally pay approximately $268.6 million in dividends, our PRC subsidiaries have never paid dividends to our non-PRC subsidiaries and parent company and we plan to reinvest our PRC earnings indefinitely. Historically, Fushi International (Dalian) has provided financial support to our non-PRC subsidiaries and our parent company to meet their cash requirements by transferring cash to those entities. Although the PRC government introduced regulations in 1996 to allow greater convertibility of RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell and/or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents. In addition, remittance of foreign currencies abroad and conversion of RMB for capital account items, including direct investment and loans, is subject to the approval of the PRC State Administration for Foreign Exchange, or SAFE, and other relevant authorities, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot assure you that the Chinese regulatory authorities will not impose new or more stringent restrictions on the convertibility of RMB, especially with respect to foreign exchange transactions. Any adverse actions by SAFE could affect our ability to get cash, by means of loans or capital contributions, to our parent company and our non-PRC subsidiaries in order to fund operations.

The fluctuation of the RMB may materially and adversely affect our cash flows, revenues, and operating condition.

The value of the RMB against the USD and other currencies may fluctuate and is affected by, among other things, changes in the PRC's political and economic conditions. Since a significant portion of our revenues are earned in the PRC, any significant revaluation of the RMB may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert USD we receive from an offering of our securities into RMB for our PRC’s operations, appreciation of the RMB against the USD could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our RMB into USD for the purpose of making payments for dividends on our common stock or for other business purposes and the USD appreciates against the RMB the USD equivalent of the amount we convert would be reduced.

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

	Noon Buying Rate
Period	Period End	Average(1)	Low	High
(RMB per US$1.00)

2005	8.0702	8.1826	8.2765	8.0702
2006	7.8041	7.9636	8.0702	7.8041
2007	7.2946	7.6058	7.8127	7.2946
2008	6.8225	6.9477	7.2946	6.7800
2009	6.8259	6.8307	6.8470	6.8176
2010	6.6000	6.7696	6.8330	6.6000
2011	6.2941	6.4197	6.5484	6.2941

(1)	Annual averages are calculated from month-end rates. Monthly averages are calculated using the average of the daily rates during the relevant period.

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

We intend, from time to time, to grant stock options under our equity incentive plan to our officers and directors, some of whom are PRC citizens and may be required to register with SAFE. In addition to our officers and directors that received option grants, future participants of our equity incentive plan or any other equity compensation plan we may adopt who are PRC citizens may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity incentive plan who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our business operations may be adversely affected.

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

Mr. Li Fu, our founder, chief executive officer and chairman of our board of directors, beneficially owns approximately 28.9% of our outstanding share capital as of March 14, 2012. As such, Mr. Fu has substantial influence over our business, including decisions regarding mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our stock. These actions may be taken even if they are opposed by our other shareholders.

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

There can be no assurance that the buyout proposal made by our Chairman and Chief Executive Officer, Mr. Li Fu ("Mr. Fu") and Abax Global Capital (Hong Kong) Limited on behalf of funds managed by it and its affiliates ("Abax") will be completed.

On November 3, 2010, the Company’s Board of Directors received a proposal from its Chairman and co-Chief Executive Officer, Mr. Li Fu ("Mr. Fu") and Abax Global Capital (Hong Kong) Limited on behalf of funds managed by it and its affiliates ("Abax") for Mr. Fu and Abax to acquire all of the outstanding shares of common stock of Fushi not owned by Mr. Fu and his affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions (the “Initial Fu Proposal”). On November 17, 2011, the Special Committee of the Board of Directors formed to evaluate the Initial Fu Proposal received a revised proposal from Mr. Fu and Abax for the acquisition of all of the outstanding shares of Common Stock of Fushi not currently owned by Mr. Fu and his affiliates or Abax in a going private transaction for $9.25 per share in cash, subject to certain conditions. On December 28, 2011, the Special Committee received a further revised proposal from Mr. Fu, Abax and TPG Growth Asia, Inc. (an affiliate of TPG Capital, L.P.) ("TPG"), for the acquisition of all of the outstanding shares of Common Stock of Fushi not currently owned by Mr. Fu and his affiliates or Abax in a going private transaction for $9.50 per share in cash through an acquisition vehicle formed for the purpose of completing the acquisition, subject to certain conditions (the “Current Fu Proposal”). According to the proposal letter with respect to the Current Fu Proposal, Mr. Fu, Abax and TPG plan to finance the acquisition with a senior term loan from China Development Bank Corporation and the proceeds from an equity investment from Abax and an equity investment and/or mezzanine debt financing from certain investment funds affiliated with TPG. Following receipt of the Current Fu Proposal, the Special Committee announced that, consistent with its fiduciary duties and in consultation with its independent legal and financial advisors, it will carefully review the revised proposal to determine the course of action that it believes is in the best interests of the Company and all Fushi shareholders that are not participating in the buyout proposal.

There can be no assurance that any definitive agreement will be executed with respect to the Current Fu Proposal or that this or any other transaction will be approved or consummated.

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

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and the opinions they express may be based on distortions of actual facts or, in some cases, fabrications. The financial information contained in the Company’s PRC subsidiaries’ filings with the State Administration for Industry and Commerce (SAIC) are consistent with the financial information contained in the Company’s SEC filing. However, the Company believes there may be fabricated SAIC reports which may be used by the short sellers to attack the Company.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Under PRC law, all land in the PRC is owned by the government, which grants a “land use right” to an individual or entity after a purchase price for such “land use right” is paid to the government. The “land use right” allows the holder the right to use the land for a specified long-term period of time and enjoys all the ownership incidents to the land. Dalian Fushi holds land use rights for one piece of land on behalf of us. The Company also owns and leases various manufacturing and sales and administrative offices around the world. The Company believes that its properties are generally well maintained and are adequate for the Company’s current level of operations:

Registered Owner of Land Use Right or Land	Location & Certificate of Land Use Right Number	Usage	Square Meters	Construction on the Land	Term of Use Right	Segment Used in

Dalian Fushi	1 Shuang Qiang Road, Yang Jia Village, Jinzhou District, Dalian, PRC; #0625014	Industrial	103,605 Sq. M	Office space of 26,684 Sq. M; Workshop space of 42,552 Sq. M	50 years from July, 2003	PRC

Fushi International (Dalian)	Wafangdian, Dalian	Industrial	90,640 Sq. M		Rights terminate on Oct. 28, 2038.	PRC

Jinchuan	Ganjingzi, Dalian	Industrial	15,259 Sq. M	Office space of 2,200 Sq. M; Workshop space of 9,100 Sq. M	Rights terminate on Jul. 3, 2053	PRC

Copperweld Bimetallics LLC(1)	254 Cotton Mill Rd., Fayetteville, TN	Industrial	52 Ares or 210,437 Sq. M	Industrial Building of 285,000 Sq.ft. or 26,477 Sq. M.	N/A	US

(1)	Copperweld Bimetallics, LLC’s predecessor company acquired the Fayetteville Tennessee property in 1975 though a Payment In Lieu of Taxes (PILOT) program commonly offered in Tennessee by local industrial community development programs established to encourage industry development. Copperweld owns the property but the Industrial Development Board holds a lease on the property to secure the “In Lieu of Taxes.” There is no financing lien on the property. The net effect of the lease is to provide Copperweld with a reduction in local city and county property taxes to a rate of 50% of the normal rate.

ITEM 3. LEGAL PROCEEDINGS

The Going Private Proposal Litigation

Twelve shareholder class action lawsuits have been filed against the Company, members of its Board of Directors (the “Board”), and officers in connection with the November 3, 2010 non-binding proposal made by the Company’s Chairman and Chief Executive Officer, Mr. Li Fu, and Abax Global Capital (Hong Kong) Limited to acquire all of the outstanding shares of the Company’s Common Stock not currently owned by Mr. Fu and his affiliates for $11.50 per share in cash, as further described in the Schedule 13D/A and exhibits thereto filed on November 4, 2010 (the “Proposal”). Nine actions were filed in Nevada state court (Carson City, Clark County, and Washoe County); two actions were filed in Nevada federal district court; and one action was filed in Tennessee state court. All of the actions assert claims against the Company, members of the Board and officers for alleged breaches of fiduciary duties in connection with the Proposal, as described further below.

On or about November 5, 2010, the Company became aware that the first of the putative shareholder class actions had been filed against the Company and the Board in connection with the Proposal. Plaintiffs allege, among other things, that the proposed buyout price and the process of evaluating the Proposal are unfair and inadequate. Plaintiffs seek, among other relief, to enjoin defendants from consummating the Proposal and to direct defendants to exercise their fiduciary duties to negotiate a transaction that is in the best interests of the Company’s shareholders.

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

Detailed below is the status or disposition of each of the lawsuits concerning the Proposal.

(1) Arthur I. Murphy, Jr. IRA v. Fushi Copperweld Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Bai Feng, Jiping Hua, and John Francis Perkowski, Case No. 10OC00512 (“Murphy”), filed on November 4, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City. On August 1, 2011, Plaintiff Murphy voluntarily dismissed his complaint, filed prior to consolidation of the Nevada state court actions.

(2) Dean Victor v. Li Fu, Case No. 10-OC-00534 1B (“Victor”), filed on November 24, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City. On August 1, 2011, Plaintiff Victor voluntarily dismissed his complaint, filed prior to consolidation of the Nevada state court actions.

(3) Brian Levy v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Craig H. Studwell, Wenbing Christopher Wang, John F. Perkowski, Feng Bai, Jiping Hua, Barry L. Raeburn, and Abax Global Capital (Hong Kong) Ltd., Case No. 10OC00555-1B (“Levy”), filed on December 7, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City. Plaintiff Levy voluntarily dismissed this action on April 29, 2011.

(4) NVEST AB v. Fushi Copperweld, Inc., Case No. 10OC005591B (“NVEST”), filed on December 8, 2010, in the First Judicial District Court of the State of Nevada in and for Carson City. On August 1, 2011, Plaintiff NVEST AB voluntarily dismissed its complaint, filed prior to consolidation of the Nevada state court actions.

(5) John Wilcoxon v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, John Francis Perkowski, Feng Bai, Jiping Hua, and Barry L. Raeburn, Case No. A-10-628936-C (“Wilcoxon”), filed on November 8, 2010, in the Eighth Judicial District Court of the State of Nevada in and for Clark County. On March 7, 2011, the Eighth Judicial District Court consolidated the Wilcoxon, Gober, Antler, and Tejeda actions under the Wilcoxon case number.

(6) Steven Antler v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, and John Francis Perkowski, Case No. A-10-628962-C (“Antler”), filed on November 9, 2010, in the Eighth Judicial District Court of the State of Nevada in and for Clark County. On March 7, 2011, the Eighth Judicial District Court consolidated the Wilcoxon, Gober, Antler, and Tejeda actions under the Wilcoxon case number.

(7) Arthur Gober v. Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, John Francis Perkowski, Abax Global Capital (Hong Kong) Ltd., and Fushi Copperweld, Inc., Case No. A-10-629059-C (“Gober”), filed on November 10, 2010, in the Eighth Judicial District Court of the State of Nevada in and for Clark County. On March 7, 2011, the Eighth Judicial District Court consolidated the Wilcoxon, Gober, Antler, and Tejeda actions under the Wilcoxon case number.

(8) Leticia Tejeda v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, and John Francis Perkowski , Case No. A-10-629261-C (“Tejeda”), filed on November 12, 2010, in the Eighth Judicial District Court of the State of Nevada in and for Clark County. On March 7, 2011, the Eighth Judicial District Court consolidated the Wilcoxon, Gober, Antler, and Tejeda actions under the Wilcoxon case number.

(9) James D. Kennedy v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, and John Francis Perkowski, Case No. 10-03518 (“Kennedy”), filed on November 23, 2010, in the Second Judicial District Court of the State of Nevada in and for Washoe County. On August 1, 2011, Plaintiff Kennedy voluntarily dismissed his complaint, filed prior to consolidation of the Nevada state court actions.

(10) Mohamed Hussien vs. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, and John Francis Perkowski, Case No. 3:10-CV-00699-LRH-RAM (“Hussien”), filed on November 8, 2010, in the United States District Court for the District of Nevada. The Court dismissed the Hussien action on April 7, 2011.

(11) Thomas Turner vs. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Wenbing Christopher Wang, Barry L. Raeburn, Feng Bai, Jiping Hua, John Francis Perkowski, Case No. 3-10-CV-00711-RCJ-VPC (“Turner”), filed on November 15, 2010, in the United States District Court for the District of Nevada. The Court dismissed the Turner action on May 9, 2011.

(12) Seth Korber vs. Li Fu, Joseph Longever, Wenbing Chris Wang, Barry Raeburn, Feng Bai, Jiping Hua, John Perkowski, and Fushi Copperweld, Inc., Case No. 13510 (“Korber”), filed on December 30, 2010, in the Chancery Court for Lincoln County, Tennessee, Seventeenth Judicial District at Fayetteville. The Company and Mr. Wang have moved to dismiss this action, which motion remains pending before the Court.

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

Detailed below is the status or disposition of each of the federal securities actions.

(1) Brian Levy, on behalf of himself and all others similarly situated v. Fushi Copperweld, Inc. Li Fu, Wenbing Christopher Wang, Beihong Linda Zhang, and Joseph J. Longever, No. 1:11-CV-03104-PGG (S.D.N.Y) (“Levy”). The Levy action was filed on May 16, 2011. Plaintiffs voluntarily dismissed this action on September 20, 2011.

(2) Robert Wiener, on behalf of himself and all others similarly situated v. Fushi Copperweld, Inc., Joseph J. Longever, Craig H. Studwell, Wenbing Christopher Wang, and Beihong Linda Zhang, No. 11-CV-3772 (S.D.N.Y) (“Wiener”). The Wiener action was filed on June 2, 2011. Plaintiffs voluntarily dismissed this action on September 8, 2011.

(3) North Port Firefighters’ Pension – Local Option Plan, individually and on behalf of all others similarly situated v. Fushi Copperweld, Inc., Li Fu, Joseph J. Longever, Craig H. Studwell, Wenbing Christopher Wang, and Beihong Linda Zhang, No. 3:11-CV-0595 (M.D. Tenn.) (“North Port Firefighters”). The North Port Firefighters action was filed on June 20, 2011. Plaintiffs filed a consolidated complaint for violations of federal securities law on December 12, 2011. The Company and Messrs. Fu, Longever, Studwell, and Wang filed a motion to dismiss the consolidated complaint on February 10, 2012.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quoted on the NASDAQ Global Select Market under the trading symbol “FSIN.”

As of March 8, 2012, there were approximately 485 holders of record of our outstanding shares.

The high and low sales prices for the Company’s common stock as reported in the consolidated reporting system are set forth below for the periods indicated:

	2011		2010
	High	Low	High	Low
First Quarter	$10.18	7.67	$12.68	$8.23
Second Quarter	8.94	4.06	12.94	8.10
Third Quarter	8.17	4.59	9.21	6.70
Fourth Quarter	8.10	4.92	11.26	8.64

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

STOCK PERFORMANCE GRAPH

* $100 invested on 1/1/2006 in stock or 1/1/2006 in index Fiscal year ended December 31.

	1/3/2006	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Fushi Copperweld Inc	100.00	59.41	293.20	61.39	117.89	103.44	87.60
NASDAQ COMPOSITE INDEX	100.00	107.65	118.21	70.29	101.13	118.23	116.11
NASDAQ INDUSTRIAL INDEX	100.00	111.09	115.78	63.30	92.87	116.07	115.23

The annual changes for the six-year period shown in the graph on this page are based on the assumption that $100 had been invested in Fushi common stock, the Nasdaq Composite Index and the Nasdaq Industrial Index on January 1, 2006, the date Fushi common stock began trading publicly.  The total cumulative dollar returns shown on the graph represent the value that such investments would have had on December 31, 2011.

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

The following table sets forth our selected consolidated financial data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. You should read the following table in conjunction with the consolidated financial statements and related notes contained elsewhere in the report on Form 10-K. Operating results for any year are not necessarily indicative of results for any future periods.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except earnings per share)
Consolidated Statements of Comprehensive Income Data
REVENUES	$287,389	$264,972	$182,932	$221,435	$128,222
Cost of revenues	212,433	185,684	128,122	164,182	85,774
GROSS PROFIT	74,956	79,288	54,810	57,253	42,448
Total operating expenses	25,958	21,245	17,921	20,163	11,803
INCOME FROM OPERATIONS	48,998	58,043	36,889	37,090	30,645
INTEREST AND OTHER INCOME (EXPENSES)
Interest and other income	895	940	4,212	4,964	3,553
Interest and other expenses	(2,384)	(3,922)	(18,250)	(8,946)	(16,060)
Total interest and other income (expenses), net	(1,489)	(2,982)	(14,038)	(3,982)	(12,507)
INCOME BEFORE INCOME TAXES	47,509	55,061	22,851	33,108	18,138
INCOME TAX EXPENSE (BENEFITS)	15,464	23,193	939	1,902	(5,747)
NET INCOME	$32,045	$31,868	$21,912	$31,206	$23,885
EARNINGS PER SHARE
Basic	$0.84	$0.86	$0.78	$1.14	$1.08
Diluted	$0.84	$0.85	$0.76	$1.10	$0.97
WEIGHTED AVERAGE SHARES USED IN EARNINGS PER SHARE CALCULATION:
Basic	38,191	36,880	28,266	27,299	22,179
Diluted	38,265	37,329	28,643	28,272	25,244

	As of December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$200,452	$123,000	$60,598	$65,612	$79,915
Working capital*	$260,920	$201,243	$124,529	$106,443	$91,009
Total assets	$426,805	$370,257	$297,295	$295,946	$249,364
Total long term obligations	$8,305	$6,422	$32,686	$44,377	$68,515
Total shareholders’ equity	$396,167	$344,402	$239,537	$204,468	$147,183

* Working capital represents total current assets minus total current liabilities

Factors that impact the comparability of revenues for the years presented include:

a)	In October 2007, the Company completed the acquisition of Copperweld Holdings LLC. The results of operations of the acquired company are included in the consolidated financial statements since then.

b)	The Company completed the acquisition of Jinchuan in February 2010 and the acquisition of Hongtai in May 2010. The results of the operation of the acquired companies are included in the consolidated financial statement since then.

c)	The Company established Fushi Europe, Copperweld Tubing and Copperweld Europe in the fourth quarter of 2011.

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

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. In 2011, our products were sold to over 429 customers in 40 countries. We market our products under the trademarked names of “Copperweld®”, “4ThoughtTM”,”Hide TM” and “Fushi TM,” and sell primarily to cable manufacturers and to a less extent through distributors or sales agents to cable manufacturers.

Although we are engaged in one line of business, as a result of the different markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, starting with the second fiscal quarter of 2009, we began to manage our worldwide operations based on two geographic or reportable operating segments: 1) “PRC” which consists of our facilities located in the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, (USA), Telford, England, (UK), and Liege, Belgium (Europe) facilities.

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

We believe our proprietary manufacturing technology allows us to produce superior products compared to other manufacturers and creates a significant barrier to entry. Manufacturing copper-clad products involves bonding copper strip to an aluminum or steel core rod, drawing the clad product to a finished diameter and heat treating (annealing) as necessary depending on customer specifications. Our proprietary cladding process differentiates us in terms of manufacturing capabilities, offering superior product quality. Our developmental capabilities support the ongoing evolution of our current products. We are continuously working toward new technologies and products that we expect to improve the performance and capabilities of our bimetallic products thereby allowing us to enter new markets.

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

Current Business Environment and 2012 Outlook

The bimetallic conductor industry is a subset of the broader wire and cable industry, which consumed approximately 14,767,000 MT of metallic center conductor in 2010 according to estimates by CRU International Limited, a leading publisher of industry market research. The global bimetallic wire industry, as well as the wire and cable industry, is fast-growing and increasingly competitive. This is especially true in the PRC where there is considerable fragmentation of manufacturers. Despite continued uncertainty in macroeconomic conditions and difficult operating environments in several of the regions we serve, we continue to see strong global demand for our products and believe significant growth opportunities exist to capture a larger proportion of the metallic center conductor market relative to solid copper wire.

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

In addition to these macro-level trends, the Company is presented with tremendous opportunities brought by the addition of CCS cladding capacity at our Dalian facility. We believe this equipment is the first large-scale, high quality CCS cladding capacity in Asia. We continue to educate the PRC and Asian markets on the benefits of CCS for the telecommunication, utilities, and transportation market in anticipation of large-scale production of 8200 MT of annual CCS capacity at our Dalian facility in the fiscal year 2012. Initially, we intend to focus our CCS efforts on capturing market share in the CATV drop cable market. According to the 12th Five-year Program Outline by the Optical and Electrical Cable Association of China, approximately 8,000,000 kilometers of CATV drop cable was manufactured in the PRC in 2009. This amount of CATV cable represents the equivalent of approximately 50,000 MT of CCS center conductor, and to-date has been primarily supplied by local Copper-plated Steel (CPS) manufacturers. We believe CPS to be an inferior product compared to CCS, and the absence of local, affordably priced CCS manufacturers in the PRC results in CATV manufacturers choosing CPS in their production process. As we introduce CCS production, we expect those market dynamics to shift to be more in-line with those of developed markets, where CCS is the preferred center conductor of choice for CATV drop cable.

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

Financial Performance Highlights:

Results of Operations

The following table sets forth, for the periods indicated, statements of operations data in thousands of USD:

	For the Year Ended December 31
(in thousands, except percentages)	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Revenues	$287,389	100%	$264,972	100%	$182,932	100%
Cost of revenues	$212,433	74%	$185,684	70%	$128,122	70%
Gross profit	$74,956	26%	$79,288	30%	$54,810	30%
Selling, general and administrative expenses	$25,958	9%	$21,245	8%	$17,921	10%
Income from operations	$48,998	17%	$58,043	22%	$36,889	20%
Income before income taxes	$47,509	16%	$55,061	21%	$22,851	12%
Net income	$32,045	11%	$31,868	12%	$21,912	12%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues from External Customers by Segment

The following tables set forth revenues from external customers in millions and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentage)	For the Year Ended December 31,
	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$233.7	81.3%	$212.5	80.2%	$21.2	10.0%
US	53.7	18.7%	52.5	19.8%	1.2	2.3%
Total	$287.4	100.0%	$265.0	100.0%	$22.4	8.5%

(in MTs, except	Metric Tons Sold
Percentage)	For the Year Ended December 31,
	2011		2010
	MT	%	MT	%	Change in MT	Change in %
PRC*	29,050	77.5%	29,384	76.1%	(334)	-1.1%
US	8,442	22.5%	9,223	23.9%	(781)	-8.5%
Total	37,492	100.0%	38,607	100.0%	(1,115)	-2.9%

* Does not include sales volume contributed by Jinchuan since the acquisition of Jinchuan in February 2010. The sales volume of power cables in Jinchuan is measured by meters.

Revenues were $287.4 million in 2011, an increase of $22.4 million, or 8.5%, compared to $265.0 million in 2010, which was primarily driven by higher average selling prices primarily due to increased copper prices, and incremental contributions from the acquisition of Jinchuan in February 2010. Revenues from Jinchuan were $31.7 million in 2011 compared to $29.1 million in eleven months in 2010.

The PRC segment experienced an increase of $21.2 million in revenues in 2011, which is primarily due to a 10.0% increase in average selling prices of copper-clad products as a result of higher acquisition costs of raw materials partially offset by 1.1% decrease in sales volume,. The U.S. segment experienced an increase of 2.3% in revenues in 2011 compared to 2010, primarily due to an 11.7% increase in average selling price, which was partially offset by 8.5% decrease in sales volume. The decrease of sales volume sold in US segment was because a challenging macroeconomic environment and uncertainty in the marketplace drove a trend to smaller order size from our customers as customers became more cautious with respect to holding inventory.

Revenues by Industry

The following table presents the breakdown of revenues in millions by industry:

	Revenues For the Year Ended December 31,
	2011		2010
	Amount	% Total	Amount	% Total	Amount Change	% Change
Telecommunication	$92.7	32.3%	$100.6	38.0%	$(7.9)	-7.9%
Utility	182.8	63.6%	150.9	56.9%	31.9	21.1%
Transportation	4.1	1.4%	3.9	1.5%	0.2	5.1%
Other	7.8	2.7%	9.6	3.6%	(1.8)	-18.8%
Total revenues	$287.4	100.0%	$265.0	100.0%	$22.4	8.5%

The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

	Metric Tons Sold for the Year Ended December 31,
	2011		2010
	MT	% Total Volume	MT	% Total Volume	Change in MT	Change in %

Telecommunication	14,534	38.8%	17,286	44.8%	(2,752)	-15.9%
Utility*	20,700	55.2%	18,449	47.8%	2,251	12.2%
Transportation	510	1.4%	507	1.3%	3	0.5%
Other	1,748	4.6%	2,365	6.1%	(617)	-26.1%
Total sales volume	37,492	100.0%	38,607	100.0%	(1,115)	-2.9%

* Does not include sales volume contributed by Jinchuan since the acquisition of Jinchuan in February 2010. The sales volume of power cables in Jinchuan is measured by meters.

In 2011, our sales to the telecommunication markets decreased by 2,752 metric tons, or 15.9%, compared to 2010, which was primarily due to a continued slowdown in the 3G build out in the PRC and decreased sales in the US, partially offset by an increase in other geographical areas.

Our sales to utility markets increased by 2,251 metric tons, or 12.2%, in 2011 compared to 2010, primarily due to strong demand in the PRC, which was partially offset by lower utility sales in the US segment. As the 3G build out in China has slowed, we have continued to see a shift in our customer mix towards utility customers, specifically in China, where we have been able to capture within regional markets where customers are more focusing on price, particularly in light of higher copper prices. The 21.1% increase in revenues generated from utility sales was primarily attributable to higher average selling prices as a result of higher copper prices and increased sales volume.

Capacity and Metric Tons Sold

The following table summarizes installed cladding capacities and metric tons sold by segment in 2011:

	For the Year Ended December 31, 2011
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	40,000	28,413	12,400	2,840
CCS	8,200	214	16,300	5,539
Total	48,200	28,627	28,700	8,379

Sales by Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

	Metric Tons Sold For the Year Ended December 31,
	2011		2010
	MT	% Total Volume	MT	% Total Volume	Change in MT	Change in %
CCA	31,253	83.4%	31,907	82.6%	(654)	-2.0%
CCS	5,753	15.3%	6,035	15.6%	(282)	-4.7%
Others	486	1.3%	665	1.8%	(179)	-26.9%
Total sales volume*	37,492	100.0%	38,607	100.0%	(1,115)	-2.9%

* Does not include sales volume contributed by Jinchuan since the acquisition of Jinchuan in February 2010. The sales volume of power cables in Jinchuan is measured by meters.

Sales volume of CCA in our PRC segment decreased by 1.2%, or 343 metric tons in 2011 compared to 2010 due to the slowdown of the PRC’s 3G build out, partially offset by stronger sales to utility markets. Sales volume of CCA in our US segment decreased by 9.9%, or 311 metric tons in 2011 compared to 2010 as a continued uncertain economic environment reduced order rates, particularly in the U.S. market.

Sales volume of CCS in our US segment decreased by 6.5%, or 388 metric tons 2011 compared to 2010, primarily due to weaker demand in North America and Europe, as a result of an increase in inventory destocking, as our customers have postponed their purchases and ordered smaller than typical volumes when they made purchases.

Gross Profit and Gross Margin

	For the Year Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Gross Profit	$75.0	$79.3	$(4.3)	-5.4%
Gross Margin	26.1%	30.0%		-3.9%

Gross profit was 75.0 million in 2011 compared to $79.3 million in 2010, representing a decrease of 5.4%. Gross margin in our PRC segment decreased by 3.6% from 34.1% in 2010 to 30.5% in 2011 due to higher copper prices. Gross margin for our US segment decreased by 6.3% from 13.0% in 2010 to 6.7% in 2011 primarily due to higher unit fixed cost absorption as a result of lower sales volumes.

Selling Expenses

	For the Year Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Selling Expenses	$5.1	$5.8	$(0.7)	-12.1%
as a percentage of revenues	1.8%	2.2%		-0.4%

Selling expenses were $5.1 million in 2011 compared to $5.8 million in 2010, representing a decrease of 12.1%, as we benefited from cost cutting initiatives implemented since 2010. As a percentage of revenues, selling expenses decreased from 2.2% in 2010 to 1.8% in 2011.

General and Administrative Expenses

	For the Year Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
General and Administrative Expenses	$20.9	$15.5	$5.4	34.8%
as a percentage of revenues	7.3%	5.8%		1.5%

General and administrative (G&A) expenses were $20.9 million in 2011 compared to $15.5 million in 2010, representing an increase of 34.8%, or $5.4 million. This increase is primarily due to the increase in personnel cost because of headcount increase as a result of business expansion, the increase in professional service fees related to annual audit and privatization, and expense incurred in our newly established Europe facilities.

Income from Operations

The following table sets forth income from operations, in millions of dollars:

	For the Year Ended December 31,
(in millions, except percentage)	2011		2010
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$58.1	118.6%	$61.2	105.5%	$(3.1)	-5.1%
US	(0.5)	-1.0%	2.0	3.4%	(2.5)	-125.0%
Corporate	(8.6)	-17.6%	(5.2)	-8.9%	(3.4)	65.4%
Total income from operations	$49.0	100.0%	$58.0	100.0%	$(9.0)	-15.5%

Income from operations in 2011 decreased approximately $9.0 million, or 15.5%, compared to 2010, the decrease was primarily due to higher G&A expenses and lower gross margin.

Other Income (Expense)

Interest income (expenses)

	For the Year Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Interest Income	$0.9	$0.8	$0.1	12.5%
Interest (Expense)	(0.4)	(0.9)	0.5	-55.6%
Net Interest Income / (Expense)	$0.5	$(0.1)	$0.6	-600.0%
as a percentage revenues	0.2%	0.0%		0.2%

Net interest income was $0.5 million in 2011 compared to net interest expenses of $0.1 million in 2010. The change is primarily the result of repayment of the high yield notes in 2010.

Income Taxes

	For the Year Ended December 31,		Change
(in millions, except percentage)	2011	2010	Amount	%
Income before Income Taxes	$47.5	$55.1	$(7.6)	-13.8%
Income tax expense	15.5	23.2	(7.7)	-33.2%
Effective income tax rate	32.5%	42.1%		-9.6%

The effective income tax rate was 32.5% in 2011, compared to 42.1% in last year, which was mainly due to the recognition of a valuation allowance against the deferred income tax assets of the US operations during 2010.

Our PRC subsidiaries have total cash balances of $200.5 million as of December 31, 2011. The distributions from our PRC subsidiaries are subject to the US federal income tax at 34%, less any applicable foreign tax credits. Due to our plan of indefinitely reinvesting our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of $268.5 million and $210.6 million as of December 31, 2011 and December 31, 2010, respectively.

Net Income

As a result of the above factors, we had net income of 32.0 million in 2011 compared to net income of $31.9 million in 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

 Revenues from External Customers by Segment

The following tables set forth revenues in millions and metric tons (MT) of copper-clad products sold by segment:

	Revenues
	For the Year Ended December 31,
	2010		2009
(In millions, except percentage)	Amount	%	Amount	%	Change in amount	Change in %
PRC	$212.5	80.2%	$148.0	80.9%	$64.5	43.6%
US	52.5	19.8%	34.9	19.1%	17.6	50.4%
Total	$265.0	100.0%	$182.9	100.0%	$82.1	44.9%

	Metric Tons Sold For the Year Ended December 31,
	2010		2009
	MT	%	MT	%	Change in MT	Change in%
PRC*	29,384	76.1%	30,269	80.3%	(885)	-2.9%
US	9,223	23.9%	7,449	19.7%	1,774	23.8%
Total	38,607	100.0%	37,718	100.0%	889	2.4%

* Does not include sales volume contributed by Jinchuan since the acquisition of Jinchuan in February 2010. The sales volume of power cables in Jinchuan is measured by meters.

Revenues were $265.0 million in 2010, an increase of $82.1 million, or 44.9%, compared to $182.9 million in 2009, which was primarily driven by improvement in global demand, higher average selling prices primarily due to increased copper prices and incremental contributions from recent acquisitions. The increase of revenues without the effect of the acquisition of Jinchuan in 2010 was 29.0%, compared with that of 2009.

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

The U.S. segment experienced an increase of 50.4% in revenues in 2010 compared to 2009. The increase is primarily due to a (i) 23.8% increase in sales volume and (ii) 21.5% increase in average selling price of copper-clad product as a result of higher cost of raw materials. We continued to see strengthening of global demand in markets serviced by operations within our US segment in 2010.

Revenues by Industry

The following table presents the breakdown of revenues in millions by industry:

	Revenues
	For the Year Ended December 31,
	2010		2009
(In millions, except percentage)	Amount	%	Amount	%	Change in amount	Change in %
Telecommunication	$100.6	38.0%	$87.7	48.0%	$12.9	14.7%
Utility	150.9	56.9%	84.0	45.9%	66.9	79.6%
Transportation	3.9	1.5%	2.1	1.1%	1.8	85.7%
Other	9.6	3.6%	9.1	5.0%	0.5	5.5%
Total revenues	$265.0	100.0%	$182.9	100.0%	$82.1	44.9%

The following table presents the breakdown of metric tons sold to customers by industry:

	Revenues
	Fiscal Year Ended December 31,
	2010		2009
	MT	%	MT	%	Change in MT	% Change
Telecommunication	17,286	44.8%	18,210	48.3%	(924)	-5.1%
Utility	18,449	47.8%	16,559	43.9%	1,890	11.4%
Transportation	507	1.3%	305	0.8%	202	66.2%
Other	2,365	6.1%	2,644	7.0%	(279)	-10.6%
Total sales volume *	38,607	100.0%	37,718	100.0%	889	2.4%

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

Capacity and Metric Tons Sold

The following table summarizes installed cladding capacities and output for the year ended December 31, 2010:

	For the Year Ended December 31, 2010
	PRC		US
(MT)	Capacity	Sold	Capacity	Sold
CCA	40,000	28,756	12,400	3,151
CCS	8,200	108	16,300	5,927
Total	48,200	29,384	28,700	9,223

We successfully installed 8,200 MT of CCS cladding capacity at our Dalian facility of the PRC segment in 2010. This additional capacity is targeted for the telecommunications, electric utilities and transportation industries in Asia where we believe there is significant demand for CCS.

Sales by Product Mix

	Metric Tons Sold
	For the Year Ended December 31,
	2010		2009
(MT)	MT	%	MT	%	Change in MT	Change in %
CCA	31,907	82.6%	31,354	83.2%	553	1.8%
CCS	6,035	15.6%	5,445	14.4%	590	10.8%
Other	665	1.8%	919	2.4%	(254)	(27.6)%
Total sales volume*	38,607	100.0%	37,718	100.0%	889	2.4%

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

Sales volume of CCS in our US segment increased by 9.9%, or 536 metric tons 2010 compared to 2009, primarily due to increased demand from US and other geographical areas.

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

Selling Expenses

	For the Year Ended December 31,		Change
(in millions, except percentage)	2010	2009	Amount	%
Selling Expenses	$5.8	$4.9	$0.9	18.4%
as a percentage of net sales	2.2%	2.7%		-0.5%

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

Income from Operations

The following table sets forth income of operations by segment:

	For the Year Ended December 31,
	2010		2009
(in millions, except percentage)	Amount	%	Amount	%	Change in Amount	Change in %
PRC	$61.2	105.5%	$42.3	114.6%	$18.9	44.7%
US	2.0	3.4%	(1.4)	-3.8%	3.4	-242.9%
Corporate	(5.2)	-8.9%	(4.0)	-10.8%	(1.2)	30.0%
Total income from operations	$58.0	100.0%	$36.9	100.0%	$21.1	57.2%

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

Other Income (Expense)

Interest Income (Expense)

	For the Year Ended December 31,		Change
(in millions, except percentage)	2010	2009	Amount	%
Interest Income	$0.8	$0.4	$0.4	100.0%
Interest Expense	(0.9)	(5.3)	4.4	-83.0%
Net Interest Expense	$(0.1)	$(4.9)	$4.8	98.0%
as a percentage of revenues	0.0%	-2.7%		2.7%

Net interest expense was $0.1 million in 2010 compared to net interest expenses of $4.9 million in 2009. The change is primarily the result of repayment of the high yield notes.

Income Taxes

	For the Year Ended December 31,		Change
(in millions, except percentage)	2010	2009	Amount	%
Income before Income Taxes	$55.1	$22.9	$32.2	140.6%
Income tax expense	23.2	0.9	22.3	2477.7%
Effective income tax rate	42.1%	4.1%		38.0%

Fushi and its subsidiaries in the U.S. (the “U.S. Entities”) file U.S. federal income tax returns on a consolidated basis at a tax rate of 34%.  As of December 31, 2010, the U.S. Entities had incurred three years consecutive losses since the acquisition of Copperweld.  In addition, the Company approved a global expansion plan and a global marketing strategy.  Under the global expansion plan, some of the production activities of the U.S. Entities may be transferred to other production plants outside the U.S.  In order to expand its global market share, the Company will recruit senior marketing and business strategy executives to formulate strategic and action plans to push forward such initiative.  Additional executive and marketing costs at the U.S. Entities’ level are expected to be incurred in the near term.  These changes in circumstances have resulted in a change in judgment about the future realizability of the U.S. Entities’ deferred income tax assets.  Accordingly, we considered it is more likely than not that the future tax benefits of deferred income tax assets will not be realized.  A valuation allowance of $14.3 million related to the beginning-of-the-year balance of the deferred income tax assets of U.S. Entities was provided.  For the year ended December 31, 2009, the U.S. Entities recorded an income tax benefit of $5 million.  Profit before income tax for the PRC segment were $61.2 million and $42.3 million with income tax expense of $8.9 million and $5.9 million in 2010 and 2009, respectively, which is primarily due to Fushi International enjoying a PRC tax holiday at the rate of 12.5% from 2008 to 2010.

Net Income

As a result of the above factors, we had net income of $31.9 million in 2010 compared to net income of $21.9 million in 2009.

Selected Balance Sheet Data as of December 31, 2011 and December 31, 2010:

	Selected Balance Sheet Data
	December 31, 2011	December 31, 2010	Change
(in millions, except percentage)			Amount	%
Cash	$200.5	$123.0	$77.5	63.0%
Accounts Receivable	$64.0	$65.7	$(1.7)	-2.6%
PP&E (a)	$117.4	$124.2	$(6.8)	-5.5%
Total Assets	$426.8	$370.3	$56.5	15.3%
Short Term Debt	$0.7	$0.7	$-	-%
Long Term Debt	$7.6	$5.7	$1.9	33.3%
Shareholders' Equity	$396.2	$344.4	$51.8	15.0%

(a) For breakdown of property, plant and equipment, please refer to Consolidated Financial Statements Footnote 5 for details.

 Our financial condition continues to improve as measured by an increase of 15.0% in shareholders’ equity as of December 31, 2011 compared to December 31, 2010. Cash increased by $77.5 million, primarily due to the strong cash collection of $72 million from operating activities.

Accounts receivable decreased by 2.6% as a result of collection of aged debtors. Long-term debt increased by $1.9 million, or 33.3% due to a new long-term loan of $2.6 million in Copperweld Tubing and repayment of bank loan of $0.7 million.

Liquidity and Capital Resources

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At December 31, 2011, the majority of our cash was held in RMB denominated bank deposits with the PRC financial institutions. The PRC has strict rules for converting RMB to other currencies and for movement of funds from PRC subsidiaries to the US holding company. Consequently, we used funds from our public offering in the first quarter 2010 to invest in our non-PRC operations and have secured new working capital lines for non-PRC operations as our sales increase and our working capital needs grow.

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

The following table sets forth a summary of our cash flows for the periods presented:

	For the Year End December 31,
(in millions)	2011	2010	2009
Net cash provided by operating activities	$72.0	$51.4	$25.9
Net cash used in investing activities	$(1.4)	$(17.4)	$(4.6)
Net cash provided by (used in) financing activities	$(0.2)	$25.3	$(26.2)
Effect of foreign currency exchange rate changes on cash	$7.0	$3.1	$(0.0)
Cash at beginning of year	$123.0	$60.6	$65.6
Cash at end of year	$200.5	$123.0	$60.6

Year Ended December 31, 2011

Net cash provided by operating activities was $72.0 million, an increase of 40.1%, or $20.6 million, compared to the same period in 2010, reflecting a significant improvement in operating cash flow year over year. The favorable change is primarily attributable to improved management of current assets, particularly, days sales outstanding (“DSO”) decreased from 92 days in 2010 to 81 days in 2011, and the advances to suppliers turnover days decreased from 23 days in 2010 to 18 days in 2011.

There was no significant investing or financing activity in 2011.

Years Ended December 31, 2010 and 2009

In 2010, net cash provided by operating activities was $51.4 million, an increase of $25.5 million compared to 2009, reflecting a significant improvement in operating cash flows.  The favorable changes are primarily attributable to a $101.2 million increase in cash collection for revenues and offset by a $77.0 million increase in cash expenditures to purchase raw materials.

In 2010, net cash used in investing activities was $17.4 million, which was primarily attributable to $5.1 million paid for Jinchuan acquisition, $1.3 million paid for Hongtai acquisition and the payment for land use right in Jiangsu amounting to $9.5 million.

In 2010, net cash provided by financing activities was $25.3 million, which was primarily attributable to the net proceeds of $56.4 million from an issuance of our common stock during the first quarter of 2010 and a long-term facility provided by Regions Bank amounting to $6.5 million, partially offset by a $35.6 million payment to extinguish our high yield notes and $4.0 million payment to terminate the revolving line of credit. The Company paid additional $5.1 million to the selling shareholders of Jinchuan in January 2011 since Jinchuan met the performance targets for the year ended December 31, 2010.

Days sales outstanding (DSO) has decreased from 92 days at December 31, 2010, to 81 days at December 31, 2011, while days payable outstanding (DPO) decreased to 6 days as of December 31, 2011, from 7 days at December 31, 2010.

The decrease in DSO is primarily attributable to our increased efforts for accounts receivables collection, in addition to existing procedures established to facilitate collection. Meanwhile, we continued our policy on extending credit terms to certain credit worthy customers that have long-standing business relationships with us in order to capture additional market share. We believe that our ability to extend credit terms puts pressure on our smaller competitors whose limited capital resources have become further strained due to the global economic crisis and who are unable to make such adjustments for customers.

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2010	Year ended December 31, 2011
Customer Payment Term	From payment in advance/ up to 120 days	Payment in advance/ up to 120 days
Supplier Payment Term	From payment in advance/ up to 30 days	Payment in advance/ up to 30 days

Inventory days on hand improved from 27 days at December 31, 2010 to 23 days at December 31, 2011. Advance to supplier’s turnover days has decreased from 23 days at December 31, 2010, to 18 days at December 31, 2011. The Company’s principal raw materials consist of aluminum, steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affects the prices of the Company’s products and influence the demand for products. The Company makes advanced purchases of raw materials mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

Contractual Obligations

Set out below are our contractual obligations at December 31, 2011:

Contractual obligations	Total	Payment due by less than 1 year	2–3 years	4-5 years	More than 5 5 Years
Long-term debt *	$8,904,571	$896,065	$8,008,506	$-	$-
Capital lease obligation	57,177	57,177	-	-	-
Operating lease	756,585	252,195	504,390	-	-
Total	$9,718,333	$1,205,437	$8,512,896	$-	$-

* Our term loan with Regions Bank with principal amount of $5,687,500 as of December 31, 2011 shall be repaid in equal monthly principal payments plus interest each month until August 31, 2020. However, Regions Bank has the right to demand full repayment in August 2014 of the total outstanding balance unless we renew the loan before this date. We therefore assume a full repayment of the total outstanding balance of the term loan in August 2014.

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

The Company has no direct or indirect legal ownership interest in Dalian Fushi. The legal registered capital interests of Dalian Fushi are held by four individuals as nominee shareholders. Through a series of contractual agreements, including the Entrusted Management Agreement, the Voting Proxy Agreement, the Share Pledge Agreement and Exclusive Option Agreement (collectively, the “VIE Agreements”) among Fushi International, Dalian Fushi and its shareholders, the Company, through Fushi International, has a controlling financial interest in Dalian Fushi. The Company holds an exclusive call option to acquire Dalian Fushi for nil consideration and has provided financing to Dalian Fushi.

Dalian Fushi is determined to be a VIE because (i) the registered capital interests of Dalian Fushi that are held by nominee shareholders do not allow the nominee shareholders to participate in any profit or loss of Dalian Fushi and (ii) the nominee shareholders do not have the power to direct the activities of Dalian Fushi that most significantly impact its economic performance and do not have the obligation to absorb the expected losses and right to receive the expected residual returns of Dalian Fushi.

The Company is determined to be the primary beneficiary of Dalian Fushi and the financial statements of Dalian Fushi are consolidated in the Company’s consolidated financial statements. The Company is the primary beneficiary of Dalian Fushi because the Company has (i) the power to direct activities of Dalian Fushi that most significantly impact the economic performance of Dalian Fushi; (ii) the obligation to absorb the expected losses and the right to receive expected residual return of Dalian Fushi that could potentially be significant to Dalian Fushi; and (iii) there is no party apart from the Company that holds any variable interest in Dalian Fushi.

Under the terms of the VIE Agreements, the Company (i) was irrevocably appointed by the nominee shareholders of Dalian Fushi with the exclusive right to exercise the shareholder’s voting rights of Dalian Fushi. (ii) has the right to independently manage Dalian Fushi’s business, including appointing all board of directors and management (iii) has the right to receive Dalian Fushi’s profits and bear its losses (iv) has the right to dispose all assets of Dalian Fushi and (v) the option to acquire 100% of the registered capital interests in Dalian Fushi for nil consideration.

All the equity (net assets) and profits (losses) of Dalian Fushi are attributed to the Company. Therefore, no non-controlling interest in Dalian Fushi is presented in the Company’s consolidated financial statements.

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

The Company extends unsecured credit to customers with good credit history. Management reviews its accounts receivable on a regular basis to determine if the bad debt allowance is adequate at each year-end. We have not experienced any write-offs in our PRC operations and no material write-off of accounts receivable in our US operations. At December 31, 2011 and 2010, we had an allowance for doubtful accounts of USD565,079 and USD538, 903, respectively.

Aging Analysis of accounts receivable:

	December 31, 2011	December 31, 2010

1-30 days	$24,729,058	$25,499,008
31-60 days	20,923,387	22,967,587
61-90 days	17,472,065	16,662,495
91-180 days	1,118,868	1,175,333
180-365 days	300,562	2
Bad debts allowance	(565,079)	(538,903)
Total	$63,978,861	$65,765,722

Long-Lived Assets

Our long-lived assets include property, plant and equipment, intangible assets, land use rights and goodwill.

Except for goodwill, we depreciate and amortize our property, plant and equipment, intangible assets and land use rights, using the straight-line method of accounting over the estimated useful lives of the assets. We make estimates of the useful lives of property, plant and equipment, including the assets’ salvage values, intangible assets and land use rights in order to determine the amount of depreciation and amortization expense to be recorded during each reporting period. We estimate the useful lives at the time the assets are acquired based on historical experience with similar assets.

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

We review our goodwill for impairment at least annually in accordance with the provisions of ASC Topic 350, Intangibles – Goodwill and Other.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the Company performs step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it needs not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We early adopted the ASU for the year ended December 31, 2011.

No impairment on our long-lived assets was recognized in 2011, 2010 and 2009.

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

The Company’s sales are net of value added tax (“VAT”) collected on behalf of tax authorities in respect of product sales. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

Income Tax Uncertainties and Realization of Deferred Income Tax Assets

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates or tax laws is recognized in the consolidated statements of comprehensive income in the period the change in tax rates or tax laws is enacted. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion or all of the deferred income tax assets will not be realized.

As of December 31, 2011 and 2010, we had total gross deferred income tax assets of USD 8.8 million and USD 10.8 million, respectively. The deferred income tax assets are mainly relating to the tax loss carryforwards and temporary differences on share based payment of the Company’s PRC subsidiaries and the Company and its U.S. subsidiaries (“U.S. Entities”) which files a consolidated tax return in the U.S.. The decrease in the deferred income tax asset was mainly because of the decrease in the U.S. Entities’ tax loss carryforwards as a result of the income tax effect of the intercompany balances between Fushi and its PRC subsidiary, which were not settled in a timely manner and which gave rise to deemed dividend incomes to Fushi under the Internal Revenue Code. Accordingly, the tax loss carryforwards was utilized to offset the amount of taxable income arising from the deemed dividend incomes in the calculation of the U.S. Entities’ current income tax expense. We record a valuation allowance to reduce our deferred income tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction.

As of December 31, 2011 and 2010, our valuation allowance against deferred income tax assets was USD 8.8 million and USD 10.8 million, respectively. The decrease in the valuation allowance is due to the decrease in deferred income tax assets as mentioned above.

We recognize the impact of a tax position if we determine the position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based solely on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, it is presumed that the position will be examined by the appropriate tax authority that has full knowledge of all relevant information. In addition, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The tax positions are regularly reevaluated based on the results of the examination of income tax filings, statute of limitations expirations and changes in tax law that would either increase or decrease the technical merits of a position relative to the more-likely-than-not recognition threshold. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income.

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

We did not have any commodity price derivatives or hedging arrangements outstanding at December 31, 2011 and did not have any commodity price derivatives in 2011.

Foreign Exchange Risk

While our reporting currency is the USD, a significant portion of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between USD and RMB. If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $3,741,367 based on our revenues, costs and expenses, assets and liabilities denominated in RMB as of December 31, 2011. As of December 31, 2011, our accumulated foreign currency translation gain as part of accumulated other comprehensive income amounted to $54,094,592 and our foreign currency translation gain recognized in other comprehensive income in 2011 was $17,981,094. We entered into a cross-currency interest swap derivative in 2007, which was terminated in 2010. We do not intend to enter into any hedging transactions in an effort to reduce our exposure to foreign exchange risk in the future. The value of the RMB against the USD and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Consolidated balance sheets of Fushi Copperweld, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2011 together with the related notes and the reports of our independent registered public accounting firm, are set forth on the “F” pages of the Form 10-K.

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

As required by Rule 13a-15(b) promulgated under the Securities Exchange Act, our management, with the participation of our CEO and CFO, evaluated the design and operating effectiveness as of December 31, 2011 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act. Based on this evaluation our CEO and CFO concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level to enable the Company to record, process, summarize and report information required under the Securities and Exchange Commission’s rules in a timely manner.

Management’s Annual Report on Internal Control Over Financial Reporting

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

We have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was performed using the Internal Control — Evaluation Framework developed by the Committee of Sponsoring Organizations of the Tread-way Commission (“COSO”). Based on such evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The Company’s independent registered public accounting firm, KPMG, has issued an audit report on the Company’s internal control over financial reporting and their report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(d) and 15d-15(f)) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Fushi Copperweld Inc.:

We have audited Fushi Copperweld Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Fushi Copperweld Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Fushi Copperweld Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Fushi Copperweld Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for the years then ended, and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Hong Kong, China

March 14, 2012

ITEM 9B.	OTHER INFORMATION

There were no matters required to be disclosed on Form 8-K during the year ended December 31, 2011 which were not disclosed on such form.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our executive officers is set forth in Part I herein under the heading Executive Officers of the Registrant”. The information set forth in the 2012 Proxy Statement under the captions “Election of Directors—Nominees; Election of Directors—Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended; Election of Directors—The Board of Directors— second and third paragraphs; and Election of Directors—Board Committees—Audit Committee—first and fourth sentence of first paragraph is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in the 2012 Proxy Statement under the captions Election of Directors—Executive Compensation; Election of Directors—Board Committees—Compensation Committee Report; and Election of Directors—Board Committees—Compensation Committee Interlocks and Insider Participation is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the 2012 Proxy Statement under the caption Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the 2012 Proxy Statement under the captions Election of Directors—Nominees identifying the directors; Election of Directors—Director Independence; and Election of Directors—Transactions with Related Persons, Promoters and Certain Control Persons, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in the 2012 Proxy Statement under the captions Ratification of Appointment of Auditors—Fees of Independent Auditor and Ratification of Appointment of Auditors—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services   is incorporated herein by reference.

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

FUSHI COPPERWELD, INC.

Date: March 14, 2012	By:	/s/ Li Fu
Li Fu, Co-CEO
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 14, 2012	/s/	Craig H. Studwell
Craig H. Studwell, Chief Financial Officer
(Principal Accounting Officer)

March 14, 2012	/s/	Li Fu
Li Fu, Director

March 14, 2012v	/s/	Joseph J. Longever
Joseph J. Longever, Director

March 14, 2012	/s/	Wenbing Christopher Wang
Wenbing Christopher Wang, Director

March 14, 2012	/s/	Bai Feng
Bai Feng, Director

March 14, 2012	/s/	Jiping Hua
Jiping Hua, Director

March 14, 2012	/s/	Barry Raeburn
Barry Raeburn, Director

March 14, 2012	/s/	John Perkowski
John Perkowski, Director

S-1

FUSHI COPPERWELD, INC.

Exhibit Index to Annual Report on Form 10-K

For the Year Ended December 31, 2011

Number	Description

3.1	Articles of Incorporation, as amended†

3.2	Bylaws (2)

3.3	Specimen of Common stock certificate (1)

3.4	Certificate of Designations authorizing the Series A Convertible Preferred Stock (1)

3.5	Certificate of Designations authorizing the Series B Convertible Preferred Stock. (1)

4.1	Form of Amended and Restated Warrant, dated as of February 22, 2009 (12)

4.2	Registration Rights Agreement, dated February 22, 2009 by and among Fushi Copperweld, Inc. and Guerrilla Partners, LLC (3)

4.3	Lock-Up Agreement, dated February 22, 2009, by and among Fushi Copperweld, Inc. and Guerrilla Partners, LLC (3)

10.1	Translation of Purchase Agreement, dated as of December 13, 2005, between Fushi International (Dalian) and Dalian Fushi. (1)

10.2	Translation of Entrusted Management Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (1)

10.3	Translation of First Patents Transfer Contract, dated as of December 13, 2005, by and between Fushi International (Dalian) and Dalian Fushi. (1)

10.4	Translation of Second Patent Transfer Contract, dated as of December 13, 2005, by and between Fushi International (Dalian) and Li Fu. (1)

10.5	Translation of Voting Proxy Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (1)

10.7	Translation of Exclusive Option Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi, Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (1)

10.8	Translation of Shares Pledge Agreement, dated as of December 13, 2005, by and among Fushi International (Dalian), Dalian Fushi Enterprise Group Co., Ltd., Yue Yang, Xishan Yang, and Chunyan Xu. (1)

10.9	*Fushi Copperweld, Inc. 2007 Stock Incentive Plan (4) .

10.10	*Fushi Copperweld, Inc. Form of Non-Qualified Stock Option Agreement. (4)

10.11	*Fushi Copperweld, Inc. Form of Qualified Stock Option Agreement. (4)

E-1

Number	Description

10.12	*Employment Agreement of Wenbing Christopher Wang, dated July 22, 2008 (5)

10.13	*Confidential Employment Separation Agreement and Release, dated March 3, 2009 between James Todd and Fushi Copperweld, Inc. (6)

10.14	Settlement and Forbearance Agreement and Release, dated May 19, 2009 (7)

10.15	Escrow Agreement by and between Fushi International, Dalian Fushi Bimetallic Mfg.Co.Ltd., Kuhns Brothers, Inc., Kuhns Brothers Securities and Kuhs Bros. & Co., Inc. and Continental Stock Transfer and Trust (7)

10.16	Executive Employment Agreement for Joseph Longever, dated November 27, 2009 (8)

10.17	Credit and Security Agreement dated as of August 31, 2010 between Copperweld Bimetallics LLC and Regions Bank (9)

10.18	*Employment Agreement of Mr. Fu Li, dated as of November 8, 2005†

21.1	List of Subsidiaries†

23.1	Consent of Frazer Frost, LLP (a successor entity of Moore Stephens Wurth Frazer and Torbet, LLP)†

23.2	Consent of KPMG†

31.1	Certification of Li Fu and Joseph J. Longever pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Craig H. Studwell pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	Indicates employee benefit plan or agreement.

†	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 14, 2005.

(2)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14C filed on February 10, 2006.

E-2

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3/A filed on August 6, 2009

(4)	Incorporated by reference to the Registrant’s Information Statement on Schedule 14 C dated March 27, 2008.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2009, filed on May 11, 2008.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on April 20, 2009.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed on May 26, 2009.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 30, 2009.

(9)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 8, 2010.

E-3

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Fushi Copperweld, Inc.:

We have audited the accompanying consolidated balance sheets of Fushi Copperweld, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive income, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fushi Copperweld, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Fushi Copperweld, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG

Hong Kong, China

March 14, 2012

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

March 9, 2010 (March 28, 2011 as to the effects of the restatement discussed in Note 2 of December 31, 2009 amended Form 10-K)

 FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	December 31
	2011	2010
	USD	USD
ASSETS
Current assets:
Cash	200,451,902	123,000,338
Accounts receivable, net of allowance for doubtful accounts	63,978,861	65,765,722
Inventories	10,695,123	16,143,922
Advances to suppliers	6,793,904	15,022,976
Prepaid expenses and other current assets	1,332,204	743,206
Total current assets	283,251,994	220,676,164
Property, plant and equipment, net	117,405,523	124,177,512
Intangible assets, net	431,441	577,587
Land use rights	13,321,796	13,089,733
Deposits for land use right	10,090,621	9,623,181
Goodwill	1,812,068	1,669,789
Other non-current assets	491,380	443,397
Total assets	426,804,823	370,257,363

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loan	650,000	650,000
Accounts payable	3,802,155	3,241,428
Amounts due to a related party	2,000,000	-
Accrued expenses and other current liabilities	15,880,176	15,542,111
Total current liabilities	22,332,331	19,433,539
Long-term loans	7,632,100	5,687,500
Deferred income tax liabilities	672,943	669,540
Other non-current liabilities	—	65,057
Total liabilities	30,637,374	25,855,636
Shareholders’ equity:
Common stock, $0.006 par value, 100,000,000 shares authorized; 38,240,438 and 38,099,138 shares issued and outstanding as of December 31, 2011 and 2010, respectively	229,444	228,596
Additional paid-in capital	169,335,522	167,596,792
Retained earnings	172,507,890	140,462,840
Accumulated other comprehensive income	54,094,593	36,113,499
Total shareholders’ equity	396,167,449	344,401,727
Commitments and contingencies
Total liabilities and shareholders' equity	426,804,823	370,257,363

See accompanying notes to consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

For the Years Ended December 31, 2011, 2010 and 2009

	Year ended December31,
	2011	2010	2009
	USD	USD	USD

Revenues	287,389,251	264,972,400	182,932,292
Cost of revenues	212,433,141	185,684,859	128,122,357
Gross profit	74,956,110	79,287,541	54,809,935
Operating expense:
Selling expenses	5,059,143	5,793,565	4,869,987
General and administrative expenses	20,898,944	15,451,132	13,051,442
Total operating expense	25,958,087	21,244,697	17,921,429
Income from operations	48,998,023	58,042,844	36,888,506
Other income (expense):
Interest income	895,346	811,408	369,267
Interest expense	(449,094)	(903,593)	(5,271,427)
Gain (loss) on cross-currency interest swap derivative	—	128,861	(4,730,440)
Loss on extinguishment of HY Notes	—	(2,395,778)	—
Gain on extinguishment of Convertible Notes	—	—	3,842,935
Change in fair value of warrants liability	—	—	(752,114)
Change in fair value of embedded conversion option	—	—	(7,181,198)
Foreign currency exchange losses, net	(1,935,558)	(623,065)	(314,570)
Total other expense	(1,489,306)	(2,982,167)	(14,037,547)
Income before income taxes	47,508,717	55,060,677	22,850,959
Income tax expense	(15,463,667)	(23,192,910)	(939,171)
Net income	32,045,050	31,867,767	21,911,788

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes	17,981,094	10,891,105	132,816
Comprehensive income	50,026,144	42,758,872	22,044,604
Earnings per share:
Basic	0.84	0.86	0.78
Diluted	0.84	0.85	0.76

See accompanying notes to consolidated financial statements.

FUSHI COPPERWELD, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

	Common stock
	Shares outstanding		Shares In escrow
	Number of shares	Par value	Number of shares	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Total
		USD		USD	USD	USD	USD	USD
Balance as of January 1, 2009	27,399,034	164,395	100,000	600	91,172,890	86,683,285	25,089,578	203,110,748
Issuance of common stock and warrants,net of warrants liability of $211,443	400,000	2,400			1,706,157			1,708,557
Issuance of common stock to extinguish convertible notes payable	440,529	2,643			3,997,357			4,000,000
Issuance of common stock to settle Kuhn’s litigation	1,470,752	8,825			6,254,456			6,263,281
Retirement of common stock	—	—	(100,000)	(600)				(600)
Reclassification of warrants from liability to equity due to removal of cash redemption feature					963,557			963,557
Exercise of warrants in cash @ $3.1064	52,352	314			166,312			166,626
Net share settlement of stock options	5,262	32			(32)			—
Share based compensation					1,280,008			1,280,008
Correction of 2007 warrant exercise calculation error	4,851	29			(29)			—
Net income						21,911,788		21,911,788
Foreign currency translation adjustment, net of nil income taxes							132,816	132,816
Balance as of December 31, 2009	29,772,780	178,638	—	—	105,540,676	108,595,073	25,222,394	239,536,781
Issuance of common stock in cash at US$8 per share, net of transaction costs of US$3,438,550	7,475,000	44,850			56,316,650			56,361,500
Issuance of common stock to the selling shareholder of Hongtai	263,158	1,579			2,598,421			2,600,000
Exercise of warrants in cash	450,537	2,703			1,850,567			1,853,270
Exercise of stock options, including net share settlement	76,663	460			356,979			357,439
Issuance of common stock upon vesting of unvested shares	61,000	366			(366)			—
Share based compensation					933,865			933,865
Net income						31,867,767		31,867,767
Foreign currency translation adjustment, net of nil income taxes							10,891,105	10,891,105
Balance as of December 31, 2010	38,099,138	228,596	—	—	167,596,792	140,462,840	36,113,499	344,401,727

Shareholder’s contribution					278,505			278,505
Exercise of warrants in cash	100,000	600			599,400			600,000
Exercise of stock options	7,300	44			22,998			23,042
Issuance of common stock upon vesting of unvested shares	34,000	204			(204)			—
Share based compensation					838,031			838,031
Net income						32,045,050		32,045,050
Foreign currency translation adjustment, net of nil income taxes							17,981,094	17,981,094
Balance as of December 31, 2011	38,240,438	229,444	—	—	169,335,522	172,507,890	54,094,593	396,167,449

See accompanying notes to consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	USD	USD	USD
Cash flows from operating activities:
Net income	32,045,050	31,867,767	21,911,788
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) bad debt allowance	26,176	(485,781)	706,155
Write-down of inventories	41,489	276,898	79,563
Depreciation and amortization	13,783,833	12,446,645	10,238,792
Loss (gain) on disposal of long-lived assets	(13,910)	294,595	117,430
Amortization of debt issuance cost	—	255,673	1,272,375
Deferred income tax expenses (benefit)	(51,937)	14,283,528	(4,991,296)
Share-based compensation expense	838,031	933,865	1,280,008
Unrealized foreign currency exchange loss (gain), net	1,882,544	692,704	(14,949)
Shareholder’s contribution	278,505	—	—
Unrealized loss (gain) on cross-currency interest swap derivative	—	(882,527)	3,155,451
Loss on extinguishment of HY Notes	—	2,395,778	—
Gain on extinguishment of Convertible Notes	—	—	(3,842,935)
Change in fair value of embedded conversion option	—	—	7,181,198
Change in fair value of warrants liability	—	—	752,114
Change in operating assets and liabilities, net of effect of acquisitions of Jinchuan and Hongtai:
Accounts receivable	4,583,079	7,839,294	(18,099,987)
Inventories	5,687,935	(3,862,514)	(3,856,156)
Advances to suppliers	8,724,797	(5,378,045)	11,661,597
Prepaid expenses and other current assets	(609,296)	422,085	(220,548)
Accounts payable	514,363	(4,022,618)	(3,111,464)
Accrued expenses and other current liabilities	4,317,133	(5,695,936)	1,653,804
Net cash provided by operating activities	72,047,792	51,381,411	25,872,940
Cash flows from investing activities:
Payments for acquisitions of Jinchuan and Hongtai	—	(6,375,000)	—
Cash acquired from acquisition of Jinchuan and Hongtai	—	901,442	—
Proceeds from disposal of equipment	15,999	255,260	424,444
Purchase of land use rights	—	(9,480,129)	—
Purchase of property, plant and equipment	(1,418,716)	(2,679,246)	(5,058,250)
Net cash used in investing activities	(1,402,717)	(17,377,673)	(4,633,806)

See accompanying notes to consolidated financial statements.

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31, 2011, 2010 and 2009

	Year Ended December 31,
	2011	2010	2009
	USD	USD	USD
Cash flows from financing activities:
Contingent consideration paid for acquisition of Jinchuan	(4,819,107)	—	—
Proceeds from interest-free loans provided by Mr. Li Fu	2,000,000	23,000,000	12,186,677
Repayment of interest-free loans provided by Mr. Li Fu	—	(23,000,000)	(12,186,677)
Release of restricted cash	—	—	1,000,000
Repayment of borrowings from revolving line of credit	—	(4,033,783)	(678,292)
Payment on capital lease obligation	—	—	(41,468)
Proceeds from long-term loans	2,691,800	6,500,000	—
Repayment of long-term bank loans	(650,000)	(162,500)	(17,553,600)
Repayment of notes payable	—	(35,600,000)	(5,000,000)
Repurchase of convertible notes payable	—	—	(6,060,000)
Proceeds from issuance of common stock and warrants	623,042	62,010,759	2,086,626
Transaction costs paid in connection with issuance of common stock	—	(3,438,550)	—
Net cash provided by (used in) financing activities	(154,265)	25,275,926	(26,246,734)

Effect of foreign currency exchange rate changes on cash	6,960,754	3,122,825	(6,321)
Net increase (decrease) in cash	77,451,564	62,402,489	(5,013,921)
Cash at beginning of year	123,000,338	60,597,849	65,611,770
Cash at end of year	200,451,902	123,000,338	60,597,849

Supplemental disclosure of cash flow information:
Interest paid	449,094	1,425,935	3,725,954
Income taxes paid	10,149,119	8,429,771	5,131,397

Non cash investing and financing transactions:
Issuance of common stock in connection with the Hongtai acquisition	—	2,600,000	—
Issuance of common stock to extinguish convertible notes payable	—	—	4,000,000
Issuance of common stock to settle Kuhn’s litigation	—	—	6,263,281
Accrual for the acquisition of Jinchuan	—	4,819,107	—

See accompanying notes to consolidated financial statements.

Note 1 – Description of business and significant concentrations and risks

Fushi Copperweld, Inc (“Fushi”) through its wholly-owned subsidiaries, Fushi Holdings, Inc. (“Fushi Holdings”), Fushi International (Dalian) Bimetallic Cable Co., Ltd. (“Fushi International”), Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”), Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”), Fushi International (JiangSu) Bimetallic Cable Co., Ltd. (“Fushi JiangSu”), Copperweld Bimetallics, LLC, (“Copperweld”) Copperweld Bimetallics UK, Ltd., Fushi Copperweld Europe S.A.R.L., Copperweld Bimetallics Europe S.P.R.L and Copperweld Tubing Europe S.P.R.L, and its consolidated variable interest entity, Dalian Fushi Bimetallic Manufacturing Co., Ltd. (“Dalian Fushi”) (collectively, referred to hereinafter as the “Company”), is engaged primarily in the production and sales of bimetallic wire products, including copper-clad aluminum (“CCA”) and copper-clad steel (“CCS”).   The Company also produces and sells power cables starting from February 2010, upon the consummation of the Jinchuan acquisition.  See note 18.

The Company has production facilities located (i) in Dalian, Liaoning province of the People’s Republic of China (“PRC”), (ii) in Yixing, Jiangsu province of the PRC, (iii) in Fayetteville, Tennessee, in the United States (“US”), (iv) in Telford, England, in the United Kingdom and (v) in Belgium. The Company sells to manufacturing companies worldwide that operate primarily in the telecommunications, electrical utility, and transportation industries.

The percentages of the Company’s total revenues from its products are as follows:

	Year Ended December 31,
	2011		2010		2009
	USD	%	USD	%	USD	%
CCA	218,848,945	76%	200,046,240	75%	156,490,961	86%
CCS	34,961,958	12%	34,070,608	13%	24,498,346	13%
Power cables	31,702,025	11%	29,109,098	11%	-	0%
Others	1,876,323	1%	1,746,454	1%	1,942,985	1%
Total	287,389,251	100%	264,972,400	100%	182,932,292	100%

The Company expects revenues from sales of CCA and CCS to represent a substantial portion of its revenue in the future.  Any factors adversely affecting the sale of these two products will have a material adverse effect on the Company’s business, financial position and results of operations.

The percentages of the Company’s total revenues from customers located in the PRC, US and other countries are as follows:

	Year Ended December 31,
	2011		2010		2009
	USD	%	USD	%	USD	%

PRC	230,388,644	80%	210,344,029	79%	145,846,314	79%
US	48,997,858	17%	40,054,490	15%	28,476,262	16%
Other countries	8,002,749	3%	14,573,881	6%	8,609,716	5%
Total	287,389,251	100%	264,972,400	100%	182,932,292	100%

The Company expects revenues from customers located in the PRC and US to represent a substantial portion of its revenues in the future.  Any factors adversely affecting the telecommunications, electrical utility, and transportation industries in the PRC and US will have a material adverse effect on the Company’s business, financial position and results of operations.

None of the customer’s revenue individually exceeded 10% of the Company’s total revenue. Accounts receivable from one individual customer that exceeded 10% of the Company’s accounts receivable, net are as follows:

	December 31
	2011		2010
	USD	%	USD	%

Customer A	6,645,151	10%	2,599,317	4%

The Company purchases raw materials from a limited number of suppliers. Five major suppliers provided approximately 57%, 58% and 60% of the Company’s raw materials for the years ended December 31, 2011, 2010 and 2009, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

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

Fushi has no direct or indirect legal ownership interest in Dalian Fushi. The legal registered capital interests of Dalian Fushi are held by four individuals as nominee shareholders. Through a series of contractual agreements, including the Entrusted Management Agreement, the Voting Proxy Agreement, the Share Pledge Agreement and Exclusive Option Agreement (collectively, the “VIE Agreements”) among Fushi International, Dalian Fushi and its shareholders, Fushi, through Fushi International, has a controlling financial interest in Dalian Fushi. The Company holds an exclusive call option to acquire Dalian Fushi for nil consideration and has provided financing to Dalian Fushi. Dalian Fushi holds the titles of an office building and land use rights in Dalian on behalf of the Company and does not conduct any business operation.

In accordance with ASC Sub-topic 810-10, Dalian Fushi is determined to be a VIE because (i) the registered capital interests of Dalian Fushi that are held by nominee shareholders do not allow the nominee shareholders to participate in any profit or loss of Dalian Fushi and (ii) the nominee shareholders do not have the power to direct the activities of Dalian Fushi that most significantly impact its economic performance and do not have the obligation to absorb the expected losses and right to receive the expected residual returns of Dalian Fushi.

In accordance with ASC Sub-topic 810-10, the Company is determined to be the primary beneficiary of Dalian Fushi and the financial statements of Dalian Fushi are consolidated in the Company’s consolidated financial statements.

The Company is the primary beneficiary of Dalian Fushi because the Company has (i) the power to direct activities of Dalian Fushi that most significantly impact the economic performance of Dalian Fushi; (ii) the obligation to absorb the expected losses and the right to receive expected residual return of Dalian Fushi that could potentially be significant to Dalian Fushi; and (iii) there is no party apart from the Company that holds any variable interest in Dalian Fushi.

Under the terms of the VIE Agreements, the Company (i) was irrevocably appointed by the nominee shareholders of Dalian Fushi with the exclusive right to exercise the shareholder’s voting rights of Dalian Fushi. (ii) has the right to independently manage Dalian Fushi’s business, including appointing all board of directors and management (iii) has the right to receive Dalian Fushi’s profits and bear its losses (iv) has the right to dispose all assets of Dalian Fushi and (v) the option to acquire 100% of the registered capital interests in Dalian Fushi for nil consideration.

The assets and liabilities of Dalian Fushi as of December 31, 2011 and 2010, and revenues and net loss of Dalian Fushi for the year ended December 31, 2011, 2010 and 2009 are as follows:

	December 31
	2011	2010
	USD	USD

Property, plant and equipment, net	45,529,419	46,374,297
Land use rights	5,282,596	5,159,279
Other assets	404,539	534,720
Total assets	51,216,554	52,068,296

Amounts due to Fushi International (i)	24,482,686	23,107,421
Other liabilities	512,857	273,253
Total liabilities	24,995,543	23,380,674

(i)	The amount is eliminated on consolidation.

	Year Ended December 31,
	2011	2010	2009
	USD	USD	USD

Revenues	-	-	-
Net loss	3,759,269	3,827,079	3,184,646

All of the assets of Dalian Fushi can be used only to settle obligations of Dalian Fushi. None of the assets of Dalian Fushi has been pledged or collateralized. The creditors of Dalian Fushi do not have recourse to the general credit of the Company.

Risks and uncertainties of the VIE Arrangements

The Company relies on the VIE Agreements to manage Dalian Fushi. However, these contractual arrangements may not be as effective as direct equity ownership in providing the Company with control over Dalian Fushi. Any failure by Dalian Fushi or its registered capital holders to perform their obligations under the VIE Agreements would have a material adverse effect on the financial position of the Company. All the VIE Agreements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements. In addition, if the legal structure and the VIE Agreements were found to be in violation of any existing or future PRC laws and regulations, the Company may be subject to fines or other legal or administrative sanctions.

In the opinion of management, based on the legal opinion obtained from the Company’s PRC legal counsel, the above contractual arrangements are legally binding and enforceable and do not violate current PRC laws and regulations. However, there are uncertainties regarding the interpretation and application of existing and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to its opinion. If the VIE Arrangements are found to be in violation of any existing or future PRC laws and regulations, the Company may lose its controlling financial interests in Dalian Fushi and would no longer be able to consolidate the financial results of Dalian Fushi in the Company’s consolidated financial statements. In the opinion of management, the likelihood of loss in respect of the Company’s VIE Arrangements is remote based on current facts and circumstances.

All the equity (net assets) and profits (losses) of Dalian Fushi are attributed to the Company. Therefore, no non-controlling interest in Dalian Fushi is presented in the Company’s consolidated financial statements.

 (c) Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant items subject to such estimates and assumptions include the fair values of assets acquired and liabilities assumed in business combinations, the recoverability of the carrying amounts of property, plant and equipment, goodwill and intangible assets, the realizability of inventories and deferred income tax assets, the useful lives of property, plant and equipment and intangible assets, the collectibility of accounts receivable, the fair value of share-based compensation awards, and the accruals for tax uncertainties and other contingencies.  The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(d) Foreign Currency

The Company’s reporting currency is the US dollar ($ or USD). The functional currency of Fushi and its subsidiaries in the United States is the USD. The functional currency of Fushi’s subsidiaries and consolidated VIE in the PRC is Renminbi (RMB).  The functional currency of Fushi’s subsidiaries in other countries is the currency of the environment in which the subsidiary primarily generates and expends cash.

Transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the exchange rates prevailing at the date of the transaction.  Monetary assets and liabilities denominated in foreign currencies are remeasured into the functional currency using the applicable exchange rates at the balance sheet date.  The resulting exchange differences are recorded in foreign currency exchange losses, net in the consolidated statements of comprehensive income.

Assets and liabilities of the group entities with functional currencies other than USD are translated into USD using the exchange rate on the balance sheet date.  Revenues and expenses are translated into USD at average rates prevailing during the reporting period. The differences resulting from such translation are recorded as a separate component of accumulated other comprehensive income within shareholders’ equity.

Since the RMB is not a fully convertible currency, all foreign exchange transactions involving RMB must take place either through the People’s Bank of China (“PBOC”) or other institutions authorized to buy and sell foreign exchange.

(e) Cash

Cash consist of cash on hand and cash in bank. As of December 31, 2011 and 2010, the Company placed 88% and 86% of its total cash, respectively, with a large financial institution in the PRC. Bank deposits placed in financial institutions in the PRC are uninsured by the government authority. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating.

(f) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable also includes notes receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

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

The amortization of land use rights is included in general and administrative expense in the amount of $393,217, $372,125 and $333,063 for the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2010, the Company prepaid $9,480,129 for the purchase of a land use right.  As of December 31, 2011, the Company has not obtained the title of the land use right yet. The prepayment is recorded in “deposits for land use right” in the consolidated balance sheets as of December 31, 2011 and 2010 and will be reclassified to “land use rights” when the title is obtained.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it needs not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company early adopted the ASU for the year ended December 31, 2011.

The Company performs its annual impairment review of goodwill at December 31, or when a triggering event occurs between annual impairment tests.  No impairment of goodwill was recognized for any of the years presented.

(k) Derivative Financial Instruments

The Company accounts for derivatives in accordance with ASC Topic 815, Derivatives and Hedging, which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet at their respective fair values. Changes in the fair value of derivative instruments not designated for hedge accounting are recognized in earnings.

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

The Company’s sales are net of value added tax (“VAT”) collected on behalf of tax authorities in respect of product sales in the PRC. VAT collected from customers, net of VAT paid for purchases, is recorded as a liability in the balance sheet until it is paid to the tax authorities.

(m) Shipping and Handling Costs

Shipping and handling costs related to delivery of products are included in selling expenses, which were $3,388,053, $3,060,062 and $2,307,985 for the years ended December 31, 2011, 2010 and 2009, respectively.

 (n) Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.  The effect on deferred income tax assets and liabilities of a change in tax rates or tax laws is recognized in the consolidated statements of comprehensive income in the period the change in tax rates or tax laws is enacted. A valuation allowance is provided to reduce the carrying amount of deferred income tax assets if it is considered more likely than not that some portion or all of the deferred income tax assets will not be realized.

The Company recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company has elected to classify interest and penalties related to unrecognized tax benefits, if and when required, as part of income tax expense in the consolidated statements of comprehensive income.

(o) Employee Benefit Plans

Pursuant to relevant PRC regulations, the Company is required to make contributions to various defined contribution plans organized by municipal and provincial PRC governments.  The contributions are made for each PRC employee at certain percentages of the employees’ standard salary base as determined by local social security bureau. Contributions to the defined contribution plans are charged to the consolidated statements of comprehensive income when the related service is provided.  For the years ended December 31, 2011, 2010 and 2009, the costs of the Company’s obligations to the defined contribution plans amounted to $655,529, $484,193 and $318,574, respectively.

The employees of the Company’s US subsidiaries are provided with a 401(K) plan. US employees are eligible to participate in the 401(K) plan, which is a defined contribution plan, after three-months of full-time employment. Employee contributions and the Company matching contributions are 100% vested immediately upon eligibility. Contributions to the 401(K) plan are charged to the consolidated statements of comprehensive income when the related service is provided. Effective from June 1, 2009, the Company ceased matching US employee contributions. For the years ended December 31, 2011, 2010 and 2009, the costs of the Company’s obligations to the 401(K) plan amounted to nil, nil and $48,076, respectively.

The Company has no other obligation for the payment of employee benefits associated with these plans beyond the contributions described above.

(p) Share Based Compensation

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

(q) Commitments and Contingencies

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

(r) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common stock outstanding during the year using the two-class method.  Under the two-class method, net income is allocated between common shares and other participating securities based on their participating rights in undistributed earnings. The Company’s nonvested shares granted under the share incentive plan are participating securities since the holders of these securities participate in dividends on the same basis as common stockholders.

Diluted earnings per share is calculated by dividing net income by the weighted average number of common stock and dilutive common equivalent stock outstanding during the year.  Common equivalent shares consist of common shares issuable upon the exercise of outstanding share options and warrants (using the treasury stock method). Potential dilutive securities are not included in the calculation of diluted earnings per share if the impact is anti-dilutive. In calculating the diluted earnings per share, the undistributed earnings are not reallocated to the participating securities and the common and dilutive common equivalent shares.

(s) Segment Reporting

The Company uses the management approach in determining reportable operating segments. The management approach consider the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. Management has determined that the Company has two reportable operating segments, which are the PRC segment and US segment .

(t) Fair Value Measurements

The Company applies the provisions of ASC Topic 820, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring or nonrecurring basis.  ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and the assumptions that market participants would use when pricing the asset or liability.  ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

The Company did not have any financial assets and liabilities or nonfinancial assets and liabilities that are measured and recognized at fair value on a recurring or nonrecurring basis as of December 31, 2010 and 2011.

Management used the following methods and assumptions to estimate the fair values of financial instruments at the balance sheet dates:

•	Short-term financial instruments, including cash, accounts receivable, accounts payable and accrued expenses and other current liabilities – carrying amounts approximate fair values because of the short maturity of these instruments.
•	Long-term loans - fair value is based on the amount of future cash flows associated with each debt instrument discounted at the Company’s current borrowing rate for similar debt instruments of comparable terms. The carrying values of the long-term loans approximate their fair value as all the long-term loans carry interest rates which approximate rates currently offered to the Company for similar debt instruments of comparable maturities.

(u) Reclassification

The prior years’ consolidated statements of cash flows have been reclassified to conform to the current consolidated financial statement presentation. The unrealized foreign currency exchange loss (gain) net was reclassified from effect of foreign currency exchange rate changes on cash to adjustments to reconcile net income to net cash provided by operating activities for the year ended December 31, 2010 and 2009. The reclassification resulted in an increase in cash provided by operating activities and a decrease in the amount of the effect of foreign currency exchange rate changes on cash of $692,704 for the year ended December 31, 2010 and a decrease in cash provided by operating activities and an increase in the amount of the effect of foreign currency exchange rate changes on cash of $14,949 for the year ended December 31, 2009. The reclassification had no effect on consolidated balance sheets and consolidated statements of comprehensive income as previously reported.

Note 3 - Accounts receivable

Accounts receivable relate to the following:

	December 31,
	2011	2010
	USD	USD
Trade receivables	64,543,940	66,304,625
Allowance for doubtful accounts	(565,079)	(538,903)
Accounts receivable, net	63,978,861	65,765,722

The movements of the allowance for doubtful accounts are as follows:

	Year Ended December 31,
	2011	2010	2009
	USD	USD	USD

Balance at the beginning of the year	538,903	1,024,684	318,529
Additions charged to bad debt expense	26,176	-	706,155
Reversal of allowance	-	(485,781)	-
Balance at the end of the year	565,079	538,903	1,024,684

During the year ended December 31, 2010, $485,781 of allowance for doubtful accounts was reversed due to subsequent cash collection of certain doubtful accounts receivable in which specific allowance was previously provided.

Note 4 - Inventories

Inventories consist of the following:

	December 31,
	2011	2010
	USD	USD
Raw materials	3,957,385	7,916,853
Work in progress	2,541,754	3,089,533
Finished goods	4,195,984	5,137,536
Total inventories	10,695,123	16,143,922

Note 5 – Advances to suppliers

Advances to suppliers represent prepayments for raw materials, which were purchased but had not been received as of December 31, 2011 and 2010.  According to the terms of purchase contracts, the Company is generally required to pay 80% to 100% of the purchase in advance. The balance of the advances to suppliers is reduced and reclassified to inventories when the raw materials are received and pass quality inspection. The Company makes the prepayments without collateral for such payments. As a result, the Company’s claims for such prepayments would rank only as an unsecured claim, which expose the Company to the credit risks of the suppliers. All of the raw materials relating to advances to suppliers as of December 31, 2011 have been subsequently received by the Company in January 2012.

Note 6 - Property, plant and equipment, net

Property, plant and equipment consist of the following:

	December 31,
	2011	2010
	USD	USD
Plant and buildings	66,993,046	64,213,601
Machinery and equipment	94,777,398	88,747,928
Office equipment and furniture	1,615,393	1,531,608
Motor vehicles	4,777,698	4,537,499
Construction in progress	2,526,016	3,493,726
Total property, plant and equipment	170,689,551	162,524,362
Less: accumulated depreciation	(53,284,028)	(38,346,850)
Property, plant and equipment, net	117,405,523	124,177,512

Depreciation expense was $13,222,395, $11,900,318 and $9,762,096 for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 7 – Intangible assets

Intangible assets consist of the following:

	December 31,
	2011	2010
	USD	USD
Patents	2,030,486	1,957,637
Less: accumulated amortization	(1,599,045)	(1,380,050)
Intangible assets, net	431,441	577,587

Amortization expense for the years ended December 31, 2011, 2010 and 2009 amounted to $147,989, $174,202 and $143,633, respectively.

The estimated amortization expense for the next five years is as follows:

For the year ended
December 31,	Amount
USD
2012	151,311
2013	16,605
2014	16,605
2015	16,605
2016	16,605

 Note 8 – Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

		December 31,
	Note	2011	2010
		USD	USD
Accrued payroll		2,459,681	2,100,461
Income tax payable		7,966,202	2,599,717
VAT payable		1,577,727	1,862,864
Accrual for the acquisition of Jinchuan	18	-	5,075,000
Others	(a)	3,876,566	3,904,069
Total		15,880,176	15,542,111

(a)  Others mainly represent construction payable and accrued shipping costs and professional expenses.

Note 9 – Loans and revolving line of credit

Loans consist of the following:

	December 31,
	2011	2010
	USD	USD

Regions bank term loan – current portion	650,000	650,000
Current portion of long-term loan	650,000	650,000

Regions bank term loan – non current portion	5,037,500	5,687,500
Walloon Region loan	2,594,600	-
Long-term loans	7,632,100	5,687,500

Repayment of principal for each of the five years following December 31, 2011 is as follows:

December 31,	Amount
USD
2012	650,000
2013	650,000
2014	6,982,100
2015	-
2016	-

Total	8,282,100

Regions bank loan

On August 31, 2010, Copperweld entered into a secured credit agreement (the “Regions Bank credit facility”) with Regions Bank (“the Lender”). The Regions Bank credit facility provided a $2.5 million revolving credit facility until August 31, 2013 and a term facility up to $6.5 million which shall be repaid in 120 equal monthly principal payments plus interest each month until August 31, 2020, subject to the First Amendment as described below. The credit facility is secured by substantially all the assets of Copperweld and guaranteed by Fushi.

On June 27, 2011, Copperweld entered into an amendment (the “First Amendment”) to the loan agreement with Regions Bank, pursuant to which the maximum amount of the revolving credit facility was increased from $2.5 million to $4.5 million. As a result, the total facility was increased from $9 million to $11 million.

As of December 31, 2011, the Company had no balance under the revolving credit facility and had a $5,687,500 outstanding balance under the term facility, of which $650,000 is due within the next twelve months. Pursuant to the First Amendment, Regions Bank has the right to demand full repayment in August 2014 of the total outstanding balance unless the Company renews the loan before this date.

The annual interest rate on the outstanding principal balance of the revolving credit facility and term facility (“Credit Facility”), is the 30 day London Interbank Offered Rate (the “LIBOR Rate”) plus the applicable margin of 2.5% to 4.0% per annum.  Copperweld paid an initial commitment fee of 1.0% of the total amount of the Credit Facility, and is also required to pay a monthly fee ranging from 0.25% to 0.50% on available but unused amounts under the revolving credit facility. The applicable margin and the applicable unused line fee percentage was 2.5% and 0.25%, respectively, for the year ended December 31, 2011 and is to be determined thereafter based on changes in Copperweld’s fixed charge coverage ratio as defined in the agreement,  on the first day of each calendar quarter.

The Regions Bank credit facility contains certain financial covenants which must be met on a quarterly or annual basis. Copperweld is required, at the end of the fiscal year ended December 31, 2010, to maintain a minimum tangible net worth equal to the sum of $18,500,000 and 50% of Copperweld’s positive net income from August 31, 2010 to December 31, 2010; at the end of the fiscal year ended December 31, 2011 and the end of each fiscal year thereafter, to maintain a minimum tangible net worth equal to the sum of $17,000,000 and 50% of Copperweld’s cumulative positive net income from January 1, 2011. Additionally, on a quarterly basis, Copperweld’s fixed charge coverage ratio must be equal to or greater than 1.30 on a trailing twelve month basis.

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

As of December 31, 2011, Copperweld was in compliance with all covenants of the Regions Bank credit facility.

Walloon Region loan

On November 18, 2011, Copperweld Tubing Europe SPRL and Copperweld Bimetallic Europe SPRL borrowed a loan of €2,000,000 ($2,594,600) from Walloon Region. The loan is guaranteed by Fushi and due on the earlier of:

1) December 31, 2014;

2) The date when Fushi exercises the purchase option in the Belgium Lease Agreement, see note 17;

3) The date when Fushi terminates the Belgium Lease Agreement.

The principal amount of the loan is due at the maturity date. The annual interest rate is 2.1% and payable quarterly in arrears, between the 15th day and 30th day of the following month.

The Walloon Region loan agreement contains certain financial covenants which must be met on an annual basis. Walloon Region has the right to demand immediate repayment of the loan if Copperweld Tubing Europe SPRL and Copperweld Bimetallic Europe SPRL’s accumulated losses reach 75% of Copperweld Europe’s capital and reserves. As of December 31, 2011, Copperweld Europe was in compliance with all covenants of the Walloon Region loan facility.

BNP Paribas Fortis Bank credit facility

On November 7, 2011, Copperweld Bimetallics Europe SPRL and Copperweld Tubing Europe SPRL entered into a credit facility agreement with BNP Paribas Fortis Bank, pursuant to which the bank has provided a (i) a credit facility up to €2,000,000 for Copperweld Bimetallics Europe SPRL and (ii) a credit facility up to €8,000,000 for Copperweld Tubing Europe SPRL. The credit facilities expire on October 31, 2012. The amount that can be drawn from each credit facility is based on the respective amount of eligible inventories and receivables of Copperweld Bimetallics Europe SPRL and Copperweld Tubing Europe SPRL. The credit facilities are substantially secured by the business of Copperweld Bimetallics Europe SPRL and Copperweld Tubing Europe SPRL and guaranteed by Fushi. Pursuant to the credit facility agreement, there is a commitment fee of 0.2% per quarter on the unused amount of the facility.

As of December 31, 2011, the Company had no balance under the credit facility.

Note 10 – Notes payable

On January 24, 2007, Fushi entered into a Notes Purchase Agreement with Citadel Equity Fund Ltd ("Citadel”), pursuant to which Citadel purchased $40 million of guaranteed senior secured floating rate notes (“HY Notes”) at a 3% discount to par value. The Company incurred debt issuance cost equal to 4% of the principal amount resulting in net proceeds of USD37,200,000. In addition, Citadel purchased USD20 million of 3% senior secured convertible notes at par value that are due in January 2012 (“Convertible Notes”). The Company incurred debt issuance cost equal to 4% of the principal amount resulting in net proceeds of USD19,200,000.

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

On February 26, 2010, Fushi entered into a notes purchase agreement with the holders (the “Holders”) of the Company’s HY Notes, pursuant to which the Company repurchased all of the HY Notes for an aggregate price of USD30,765,644 , representing USD30,600,000, or 102% of the outstanding principal amount and USD165,644 of accrued and unpaid interest on the HY Notes as of February 26, 2010.  The Company paid the Holders USD30,765,644 in cash on February 26, 2010.

As a result, the Company recognized a loss on debt extinguishment of USD2,395,778, which included unamortized debt issuance costs of USD1,795,778.

Amortization of debt issuance costs for the years ended December 31, 2011, 2010 and 2009 amounted to nil, USD160,000 and USD1,232,566, respectively. Interest on HY Notes for the years ended December 31, 2011, 2010 and 2009 amounted to nil, USD318,492 and USD3,579,925, respectively. The amortization of debt issuance cost and interest on HY Notes are included in the interest expense in the consolidated statements of comprehensive income.

Convertible Notes

Under the convertible notes indenture, unless previously redeemed, converted, purchased or cancelled, at the maturity date of January 24, 2012, the Company must repurchase all of the outstanding Convertible Notes at a price equal to par value plus an amount equal to 15.00% per annum on the principal amount calculated on a semi-annual basis, plus accrued and unpaid interest.

Pursuant to the convertible notes indenture, the Convertible Notes are convertible at the option of the holder into the Company’s common stock at an initial conversion price of USD7.00 per share (approximating 14,286 shares per USD100,000 principal amount of the Convertible Notes) (“conversion rate”), subject to downward adjustments of the conversion price on March 1 and September 1 of each year, beginning with March 1, 2008, to equal the simple arithmetic average of volume weighted average price (VWAP) as shown on Bloomberg for the fifteen Trading Days preceding such March 1 or September 1, with a floor of USD4.50. The conversion price is not adjusted if the current VWAP increases from the previous VWAP. In addition, adjustment of the conversion rate will be made if and at each time, upon completion of the quarterly reviews (for each fiscal quarter ended March 31, June 30 and September 30) or annual audit (for each fiscal year ended December 31) of the Company’s consolidated financial statements, an event defined as Financial and Operational Trigger under the convertible notes indenture shall have occurred in the immediately preceding Fiscal Quarter. Then within five (5) Business Days following issuance of quarterly or annual financial statements, as the case may be, for such Fiscal Quarter, the conversion rate shall be adjusted pursuant to a formula provided in the convertible notes indenture and is not subject to the floor of USD 4.50. The Financial and Operational Trigger means, for Fushi and its subsidiaries on a consolidated basis, that net income for a fiscal quarter shall be less than the US dollar amount indicated in the table below:

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

The Company determined that a Financial and Operational Trigger, as defined under the Convertible Notes indenture, occurred during the quarters ended June 30, 2009, March 31, 2009 and December 31, 2008. The Conversion Rate was adjusted to USD3.57 per share as of June 30, 2009 before the Repurchase Agreement as discussed below.

The conversion option embedded in the Company’s Convertible Notes was separately accounted for as a derivative liability which was measured at fair value at end of each reporting period, with changes in fair value recognized in earnings. For the year ended December 31, 2009, the Company recognized a loss of USD7,181,198 as the change in fair value of embedded conversion option in the consolidated statements of comprehensive income.

On August 13, 2009, the Company entered into a Notes Purchase Agreement (the “Repurchase Agreement”) with Citadel, pursuant to which the Company agreed to repurchase and cancel all the then outstanding USD5,000,000 of the Convertible Notes as follows:

(1)	On August 24, 2009 (the “First Closing Date”), the Company was required to repurchase USD2,000,000 of the Convertible Notes at 200% of the face value in 440,529 common stock. The market price of the Company’s common stock was USD9.08 on August 24, 2009. The Company issued 440,529 common stocks on August 24, 2009.

(2)	The remaining outstanding Convertible Notes of USD3,000,000 after the First Closing Date shall be repurchased by the Company in cash on or prior to November 9, 2009, at 202% of the face value, or USD6,060,000. The Company paid USD6,060,000 in November 2009.

(3)	The Company agreed to pay certain liquidated damages up to 10% of USD4,000,000, if a Registration Statement for 440,529 common stock is not filed and declared effective within thirty calendar days after the First Closing Date. The Registration statement was not declared effective until January 15, 2010 and as a result, USD400,000 liquidated damage liability was accrued as of December 31, 2009.

As a result, the Company recognized a gain of USD3,842,935 in extinguishment of Convertible Notes for the year ended December 31, 2009, representing the excess of (1) the aggregate amount of derivative liability of the embedded conversion option of USD8,409,765 and the then outstanding Convertible Notes of USD5,893,170, and (2) USD$10,460,000 of the settlement consideration.

Note 11 – Derivative instrument

On April 10, 2007, the Company entered into a cross currency swap transaction (the SWAP) with Merrill Lynch Capital Services, Inc. (“MLCS”) with a maturity date of January 24, 2012, if not terminated earlier.  Under the terms of the SWAP, the Company would receive variable interest rate (based on LIBOR plus 7% per annum and adjustable to LIBOR plus 5.6% per annum after a qualified IPO) payments in USD on a notional amount of $40 million and would pay fixed interest rate payments in RMB which were translated into USD at foreign exchange rates on each settlement date.  The fixed interest rate payment was based on a notional amount of RMB310,900,000 at a fixed interest rate of 8.3% per annum. The SWAP required semi-annual payment in arrears on July 24 and January 24. Changes in fair value of the SWAP are recognized in earnings because it did not qualify or was designated for hedge accounting.

In July 2008, the Company placed a deposit of $1,000,000 with MLCS according to the SWAP agreement.

During the year ended December 31, 2010, the Company terminated the SWAP by making a termination payment of $6,650,000, equal to relinquishment of $1,000,000 deposit paid to MLCS in July 2008 and cash of $5,650,000 which was paid on April 6, 2010.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized nil, a gain of $128,861 and a loss of $4,730,440 for the change in fair value of the SWAP in the consolidated statements of comprehensive income.

Note 12 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Year Ended December 31,
	2011	2010	2009
	USD	USD	USD

Numerator:
Net income	32,045,050	31,867,767	21,911,788
Net income attributed to participating securities – nonvested shares	(78,577)	(58,444)	-
Net income attributed to common stockholders	31,966,473	31,809,323	21,911,788

Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	38,191,382	36,879,856	28,265,748
Plus:
Warrants	2,382	257,075	255,252
Stock options	71,095	139,861	122,002
Denominator for diluted earnings per share	38,264,859	37,276,792	28,643,002

Earnings per share
Basic	0.84	0.86	0.78
Diluted	0.84	0.85	0.76

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the years ended December 31, 2011, 2010 and 2009, because their effects are anti-dilutive:

	Year Ended December 31,
	2011	2010	2009

Shares issuable under exercise of share options	833,525	1,076,683	1,272,333
Shares issuable upon exercise of warrants	-	100,000	100,000

Note 13 – Income Tax

US

Fushi and its subsidiaries in the U.S. (collectively referred to as the “U.S. Entities”) file U.S. federal income tax returns on a consolidated basis at a tax rate of 34%.  No provision for U.S. federal income tax were made for the years ended December 31, 2011, 2010 and 2009 as U.S. Entities incurred losses.

PRC

Fushi’s PRC subsidiaries and its consolidated VIE file separate income tax returns in the PRC.  Effective from January 1, 2008, the PRC statutory income tax rate is 25% according to the new Corporate Income Tax (“CIT”) Law which was passed by the National People’s Congress on March 16, 2007.

Prior to January 1, 2008, Fushi International, as a production-oriented foreign investment enterprise, was entitled to two-year full exemption from income tax followed by three-year 50% reduction in the income tax rate starting from its first profit-making year (“the tax holiday”).  The new CIT Law and its relevant regulations grandfathered such tax holiday.  Fushi International started its tax holiday in 2006.  Accordingly, Fushi International was subject to income tax at 12.5% for 2009 and 2010, and at 25% from 2011 onwards.

 The new CIT Law and its implementation rules impose a withholding income tax at 10%, unless reduced by a tax treaty or arrangement, for dividends distributed by a PRC-resident enterprise to its immediate holding company outside the PRC for earnings accumulated beginning on January 1, 2008. Undistributed earnings generated prior to January 1, 2008 are exempt from such withholding income tax.

Furthermore, the Company’s dividend distributions received from its PRC subsidiaries are subject to the U.S. federal income tax at 34%, less any applicable foreign tax credits. Due to the Company’s plan of indefinitely reinvesting its earnings in its PRC business, the Company has not provided for deferred income tax liabilities on undistributed earnings of $268,526,815 and $210,629,874 as of December 31, 2011 and 2010, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	USD	USD	USD
PRC	56,935,368	61,179,856	42,341,357
U.S.	(8,297,804)	(5,896,285)	(19,308,067)
Other countries	(1,128,847)	(222,894)	(182,331)
Total income before income taxes	47,508,717	55,060,677	22,850,959

Income tax expense (benefit) recognized in the consolidated statements of comprehensive income consists of the following:

	Year Ended December 31,
	2011	2010	2009
	USD	USD	USD
PRC:
Current income tax expense	15,515,604	8,909,382	5,930,467
Deferred income tax benefit	(51,937)	-	-
U.S.:
Deferred income tax benefit (exclusive of the effect of the component below)	-	-	(811,937)
Benefits of tax loss carryforwards	-	-	(4,179,359)
Adjustment of the beginning-of-the-year balance of a valuation allowance	-	14,283,528	-
Total	15,463,667	23,192,910	939,171

The adjustment of beginning-of-the-year balance of the valuation allowance for the year ended December 31, 2010 was because of a substantial change in the Company’s global business strategy during 2010 which has created uncertainty on the future profitability of the U.S. Entities.  During 2010, the Company approved a global expansion plan and a global marketing strategy pursuant to which the Company would recruit senior marketing and business strategy executives to formulate strategic and action plans to push forward such initiative.  As a result, additional executive and marketing expenses at the Company level were expected to be incurred in the near term and these changes in circumstances have resulted in a change in judgment about the future realizability of the U.S. Entities’ deferred income tax assets.  Therefore, a valuation allowance of $14,283,528 against the beginning-of-the-year balance of the deferred income tax assets was provided as of December 31, 2010.

Calculated effective income tax rate based on income tax expense and income before income taxes reported in the consolidated statements of comprehensive income differs from the U.S. federal income tax rate of 34% due to the following:

	Year Ended December 31,
	2011	2010	2009
	(in percentage to income before income taxes)

U.S. federal income tax rate	34.0%	34.0%	34.0%
Increase / (decrease) in effective income tax rate resulting from:
(Non-taxable income) / non-deductible expense:
Change in fair value of warrants liability	-	-	1.1%
Change in fair value of embedded conversion option	-	-	10.7%
Gain on extinguishment of Convertible Notes	-	-	(7.3)%
Deemed dividend incomes	14.4%	18.7%	-
Increase (decrease) in valuation allowance	(4.8)%	14.6%	3.8%
Effect of tax holiday	-	(13.7)%	(24.9)%
Foreign tax rate differential	(10.8)%	(10.0)%	(16.7)%
Others	(0.3)%	(1.5)%	3.4%
Effective income tax rate	32.5%	42.1%	4.1%

Basic earnings per share effect of the Company’s tax holiday for the years ended December 31, 2011, 2010 and 2009 were nil, $0.21 and $0.20, respectively.  Diluted earnings per share effect of the Company’s tax holiday for the years ended December 31, 2011, 2010 and 2009 were nil, $0.21 and $0.20, respectively.

The principal components of the Company’s deferred income tax assets and deferred tax liabilities are as follows:

	December 31,
	2011	2010
	USD	USD

Deferred income tax assets:
Tax loss carryforwards	6,431,211	8,728,569
Share based payment	2,331,988	2,047,057
Total deferred income tax assets	8,763,199	10,775,626
Valuation allowance	(8,763,199)	(10,775,626)
Deferred income tax assets, net	-	-

Deferred income tax liabilities:
Property, plant and equipment	(371,025)	(372,745)
Intangible assets	(72,175)	(73,236)
Land use right	(229,743)	(223,559)
Total deferred income tax liabilities	(672,943)	(669,540)

Net deferred income tax liabilities	(672,943)	(669,540)

The Company revised its deferred tax asset relating to tax loss carryforwards of the U.S. Entities and the related valuation allowance as of December 31, 2010, decreasing both the deferred tax asset and the valuation allowance by the same amount of $9,234,723. The decrease in tax loss carryforwards of the U.S. Entities for the year ended December 31, 2010 was a result of the income tax effect of the intercompany balances between Fushi and its PRC subsidiary, which were not settled in a timely manner and which gave rise to deemed dividend incomes to Fushi under the Internal Revenue Code. Accordingly, the tax loss carryforwards of the U.S. Entities as of December 31, 2010 was utilized to offset the amount of the taxable income arising from the deemed dividend incomes in the calculation of the U.S. Entities’ current incomes tax expense. This revision had no impact on any line item within the consolidated balance sheets as of December 31, 2010, nor the related consolidated statements of comprehensive income, changes in equity, or cash flows for the year ended December 31, 2010.

The (decrease) increase in the valuation allowance for the years ended December 31, 2011, 2010 and 2009 were ($2,012,427), $8,019,136 and $875,821, respectively.  As of December 31, 2011, for U.S. federal income tax purposes, the Company had tax loss carryforwards of $1,870,171, which would expire by 2031, if unused. For PRC income tax purposes, the Company had tax loss carryforwards of $21,035,804, of which $4,038,077, $3,384,303, $3,247,308, $4,477,548 and $5,888,568 would expire by 2012, 2013, 2014, 2015 and 2016, respectively, if unused.  The realization of the future tax benefits of a deferred income tax asset is dependent on future taxable income against which such tax benefits can be applied or utilized and the consideration of the scheduled reversal of deferred income tax liabilities and any tax planning strategies.  In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  All available evidence must be considered in the determination of whether sufficient future taxable income will exist since the ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and tax loss carryforards are utilized.   Such evidence includes, but not limited to, the financial performance of subsidiaries and the variable interest entity, the market environment in which these entities operate, the utilization of past tax credits, and the length of relevant carryforward periods.  Sufficient negative evidence, such as a cumulative net loss during a three-year period that includes the current year and the prior two years, may require that a valuation allowance be established with respect to existing and future deferred income tax assets.  Differences in actual results from available evidence used in determining the valuation allowances could result in future adjustments to the allowance.  In view of the cumulative losses for the entities concerned, full valuation allowances were provided against their deferred income tax assets as of December 31, 2011, which in the judgment of the management, are not more likely than not to be realized.

As of January 1, 2009 and for each of the years ended December 31, 2009, 2010 and 2011, the Company did not have any unrecognized tax benefits and thus no interest and penalties related to unrecognized tax benefits were recorded.  In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

The tax returns of the U.S. Entities are subject to U.S. federal income tax examination by tax authorities for the years from 2008 to 2011.  According to the PRC Tax Administration and Collection Law, the statute of limitations is three years if the underpayment of taxes is due to computational errors made by the taxpayer or the withholding agent.  The statute of limitations is extended to five years under special circumstances where the underpayment of taxes is more than $15,000.  In the case of transfer pricing issues, the statute of limitations is ten years.  There is no statute of limitations in the case of tax evasion.  The tax returns of the Company’s PRC subsidiaries and consolidated variable interest entity for the years from 2006 to 2011 are open to examination by the PRC tax authorities.

Note 14 - Shareholders’ Equity

Share capital

As of December 31, 2011, the Company has authorized share capital of $600,000, or 100,000,000 common stock with $0.006 par value and issued and outstanding share capital of $229,444, or 38,240,438 common stock with $0.006 par value.

On February 1, 2010, the Company completed a public offering of 7,475,000 of its common stock at a price of $8.00 per share.  The gross proceeds were $59.8 million, of which the Company received approximately $56.4 million, after deducting underwriting discounts.

Kuhns Brothers Litigation Settlement

On December 11, 2007, the Company received service of an action filed by Kuhns Brothers, Inc., Kuhns Brothers Securities Corp., and Kuhns Brothers & Co., Inc. (collectively “Kuhns”) against the Company in the United States District Court of Connecticut on November 27, 2006. On August 5, 2008, the Company received the verdict from the United States District Court that Kuhns was entitled to recover a total of $7,197,794, of which USD3,487,250 was placement agent fees associated with the issuance of common stock, $3,000,000 was placement agent fees related to $60 million notes payable issued to Citadel in 2007 and $710,544 interest expense for all due placement agent fees.

In 2009, the Company paid $1,029,923 in cash and issued 1,470,752 of its common stock to Kuhns to satisfy the judgment.

Warrants

On February 23, 2009, the Company sold in a private placement 400,000 of its common stock at a price of $4.80 per share, and warrants to purchase 300,000 of its common stock, for a total price of $1,920,000.

The warrants consisted of Series A Warrants to purchase 100,000 common stock at an exercise price of $5.25 per share, Series B Warrants to purchase 100,000 common stock at an exercise price of $5.50 per share, and Series C Warrants to purchase 100,000 common stock at an exercise price of $6.00 per share.

Each warrant is exercisable into one share of the Company’s common stock.  For the years ended December 31, 2011, 2010 and 2009, warrants of 100,000, 29,235 and nil expired, respectively.  For the years ended December 31, 2011, 2010 and 2009, warrants of 100,000, 450,537 and 52,352 were exercised at a weighted average exercise price of $6.00, $4.11 and $2.91, respectively.  The Company received $600,000, $1,853,270 and $166,626, in cash, respectively for the years ended December 31, 2011, 2010 and 2009.

There was no outstanding warrant as of December 31, 2011.

The following is a summary of the outstanding and exercisable warrant balance as of December 31, 2010:

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

On April 30, 2010, the Board of Directors approved an amendment of 2007 Plan to increase and fix the number of shares reserved for issuance under the Plan to 4,175,000 shares.

Nonvested shares

On November 23, 2009, the Board of Directors approved the grant of 50,000 nonvested shares to one executive, of which 20% vest on each anniversary of the date of grant.

On January 26, 2010, the Board of Directors approved the grant of 51,000 nonvested shares to six executives and directors, of which 25% vest on each quarter end from the date of grant.

On October 19, 2010, the Board of Directors approved the grant of 30,000 nonvested shares to one executive, of which 20% vest on each anniversary of the date of grant.

On March 17, 2011, the Board of Directors approved the grant of 48,000 nonvested shares to certain employees, of which 12.5% vest on each quarter end from the date of grant.

On October 1, 2011, the Board of Directors approved the grant of 10,000 nonvested shares to one executive, of which one third vest on each anniversary of the date of grant.

A summary of the nonvested shares activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Number of Non-vested Shares	Weighted Average Grant date Fair Value
		USD
Outstanding as of December 31, 2008	-	-
Granted	50,000	8.08
Outstanding as of December 31, 2009	50,000	8.08
Granted	81,000	8.98
Vested	(61,000)	8.52
Outstanding as of December 31, 2010	70,000	8.74
Granted	58,000	7.56
Vested	(34,000)	8.36
Outstanding as of December 31, 2011	94,000	8.15

 The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $215,580, $561,968 and nil, respectively.

The Company recognized $284,080, $519,912 and nil of compensation expense for nonvested shares in general and administrative expenses for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $766,038 of total unrecognized compensation cost related to nonvested shares, which is to be recognized over a weighted average period of 1.61 years.

Stock options

For the year ended December 31, 2009, stock options to purchase an aggregate of 688,000 common stock were granted to directors, executives and employees at exercise prices ranging from $4.95 to $7.93 per share with vesting periods ranging from 2 years to 5 years.

For the year ended December 31, 2010, stock options to purchase an aggregate of 314,530 common stock were granted to executives and employees at exercise prices ranging from $8.61 to $9.61 per share with vesting periods ranging from 2 years to 5 years.

For the year ended December 31, 2011, stock options to purchase an aggregate of 69,000 common stock were granted to executives and employees at exercise prices ranging from $5.03 to $8.83 per share with vesting periods of 3 years.

A summary of stock options activity for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted Average remaining contractual term	Aggregate Intrinsic Value
		USD	Years	USD
Outstanding as of December 31, 2008	1,067,333	14.90
Granted	688,000	6.19
Exercised	(13,000)	4.95
Forfeited	(49,050)	4.95
Expired	(95,000)	17.19
Outstanding as of December 31, 2009	1,598,283	11.38
Granted	314,530	9.10
Exercised	(81,105)	4.97
Forfeited	(140,117)	7.46
Expired	(392,258)	12.57
Outstanding as of December 31, 2010	1,299,333	11.29
Granted	69,000	7.49
Exercised	(7,300)	4.95
Forfeited	(658)	8.61
Expired	(314,550)	16.02
Outstanding as of December 31, 2011	1,045,825	9.66	4.29	582,961
Vested and Expected to vest as of December 31, 2011	1,045,825	9.66	4.29	582,961
Exercisable as of December 31, 2011	730,825	10.16	2.64	545,611

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 were $27,011, $374,631 and $75,190, respectively.

The weighted average option fair value of $3.04 per share or an aggregate of $209,455 on the date of grant during the year ended December 31, 2011, the weighted average option fair value of $3.89 per share or an aggregate of $1,222,155 on the date of grant during the year ended December 31, 2010, and the weighted average option fair value of $2.77 per share or an aggregate of $1,905,760 on the date of grant during the year ended December 31, 2009 were determined based on the Black-Scholes option pricing model, using the following assumptions:

	Year Ended December 31,
	2011		2010		2009

Expected volatility		60%		60%		60%
Expected dividends yield		0%		0%		0%
Expected term		3 years		2-5 years		2-5 years
Risk-free interest rate (per annum)		0.39%–1.29%		0.87%–1.18%		0.78%–2.2%
Fair value of underlying common stock (per share)	USD	5.03–8.83	USD	8.61–9.61	USD	5.24–8.08

The expected volatility was based on implied volatilities from traded options, peer companies volatilities and historical volatility of the Company’s common stock.

The Company recognized $553,951, $413,953 and $1,280,008 of compensation expense for stock options in general and administrative expenses for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, there was $1,287,072 of total unrecognized compensation cost related to stock options, which is to be recognized over a weighted average period of 3.11 years.

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

For the years ended December 31, 2011, 2010 and 2009, the PRC Entities made appropriations to the reserve fund of $4,828,534, $5,586,287 and $3,966,646, respectively. As of December 31, 2011 and 2010, the accumulated balance of the statutory surplus reserve was $26,697,613 and $21,869,079, respectively.

Note 17 - Commitments and contingencies

(1)	On November 3, 2010, the Company’s Board of Directors received a proposal from its Chairman and Chief Executive Officer, Mr. Li Fu ("Mr. Fu") and Abax Global Capital (Hong Kong) Limited on behalf of funds managed by it and its affiliates ("Abax") for Mr. Fu and Abax to acquire all of the outstanding shares of common stock of Fushi not currently owned by Mr. Fu and his affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions (the “Initial Fu Proposal”). According to the proposal letter, Mr. Fu and Abax will form an acquisition vehicle for the purpose of completing the acquisition and plan to finance the acquisition with a combination of debt and equity capital. The proposal letter states that the equity portion of the financing would be provided by Mr. Fu, Abax and related sources. A Special Committee of the Company’s Board of Directors has retained BofA Merrill Lynch as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal advisor to assist the Special Committee in its consideration of the Fu Proposal. On November 17, 2011, the Special Committee received a revised proposal from Mr. Fu and Abax for $9.25 per share in cash, subject to certain conditions, which was further revised by a proposal on December 28, 2011 from Mr. Fu, Abax and TPG Growth Asia, Inc. (an affiliate of TPG Capital, L.P.) ("TPG"), for $9.50 per share, subject to certain conditions (the “Current Fu Proposal”). According to the Current Fu Proposal, Mr. Fu, Abax and TPG plan to finance the acquisition with a senior term loan from China Development Bank Corporation and the proceeds from an equity investment from Abax and an equity investment and/or mezzanine debt financing from certain investment funds affiliated with TPG.

Shareholder class action complaints have been filed against Fushi and certain officers and directors in connection with the Fu Proposal in Nevada in November 2010. In the complaints, the plaintiffs alleged that the consideration in the proposal was grossly inadequate. The complaint sought, among other relief, to enjoin defendants from consummating the Fu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. There are no definite claims for damages, though the plaintiffs claim that the proposed offer price in the Fu Proposal is unfair.  The Company believes the allegation is without merit and the Company has viable defenses to the allegations. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of December 31, 2011 since the possible loss or range of loss cannot be reasonable estimated.

(2)	Shareholder class action complaints have been filed against Fushi and certain of its present and former officers and directors in connection with the Company's restatement of its consolidated financial statements for the years ended December 31, 2007, 2008 and 2009, and the unaudited condensed consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010. In the complaint, the plaintiff seeks damages in an unspecified amount on behalf of a putative class of persons and entities who purchased the Company's common stock between August 14, 2007 and March 29, 2011. The plaintiff alleges that the Company's financial statements for the aforementioned periods contain material misstatements and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes the allegation is without merit and the Company has viable defenses to the allegations. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of December 31, 2011 since the possible loss or range of loss cannot be reasonable estimated.

(3)	Pursuant to the agreement between the Company and Nexans Deutschland Industries GmbH & Co. KG (“Nexans”), certain sales of the Company’s CCA products are subject to royalty payments to Nexans, which are expensed as incurred. Royalty expenses are insignificant for all the years presented.

(4)	On September 29, 2011, the Company obtained the approval from the Commercial Court of Liege in Belgium for a lease agreement (“Belgium Lease Agreement”), pursuant to which the Company will lease land, buildings and equipments from the court appointed receivers of Leaf Business Holdings, an entity in bankruptcy in Leige, Belgium. The lease agreement is effective from October 1, 2011 to December 31, 2014. The monthly rental fee is €8,333 ($10,810) from October 1, 2011 to December 31, 2011 and €16,200 ($21,016) thereafter through December 31, 2014. Future minimum lease payment under this agreement is €194,400 ($252,195) for each of the three-year ended December 31, 2012, 2013 and 2014.

The Company has an option to purchase the leased assets for a total consideration of €5,750,000 ($7,459,383) (the “Option Exercise Price”). If the option to purchase is exercised before December 31, 2012, the Option Exercise Price will be reduced by an amount equal to half of the accumulated rental fees from October 1, 2011 to the exercise date of the option. If the option to purchase is exercised between January 1, 2013 and December 31, 2014, the Option Exercise Price will be reduced by an amount equal to a quarter of the accumulated rental fees from October 1, 2011 to the exercise date of the option. Leaf Business Holdings was engaged in casting, cold folding, cold rolling and drawing non-ferrous metals, primarily copper, before its liquidation.

Note 18 – Business combinations

Acquisition of Jinchuan

On January 21, 2010, Fushi International entered into an agreement with the shareholders of Dalian Jinchuan Electric Cable Co., Ltd. (“Jinchuan”) (the “selling shareholders of Jinchuan”) to acquire 100% equity interest of Jinchuan in exchange for a consideration of $5.075 million in cash and $5.075 million contingent upon Jinchuan achieving certain performance targets for the year ended December 31, 2010. Jinchuan is incorporated in the PRC and is engaged in the production and sales of power cables. The acquisition allows the Company to expand downstream processing capabilities through vertical integration.

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

		As of February 5, 2010
		USD
Consideration
Cash		5,075,000
Contingent consideration	(i)	4,819,107
		9,894,107

Fair values of identifiable assets acquired and liabilities assumed
Cash		859,243
Other current assets		3,880,094
Property and equipment		6,131,229
Land use right		1,693,759
Current liabilities		(2,977,257)
Non-current deferred income tax liabilities		(260,853)
Net identifiable assets acquired		9,326,215
Goodwill		567,892
		9,894,107

(i)	On February 5, 2010, the Company estimated that Jinchuan would meet the performance target and the expected payment date was one year after the acquisition date. The fair value of the contingent consideration arrangement was determined at $4,819,107 by using an annual discount rate of 5.31%. On January 31, 2011, the Company paid $5,075,000 in cash to the selling shareholders of Jinchuan since Jinchuan met the performance targets.

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

For the period from February 5, 2010 through December 31, 2010, Jinchuan contributed $29,109,098 and $4,297,697 in revenues and net income to the Company’s consolidated statement of income and comprehensive income for the year ended December 31, 2010, after taking into consideration the effect of acquisition adjustments as a result of the acquisition of Jinchuan.

Prior to the date of the acquisition, Mr. Fu was the majority nominee registered capital holder of Jinchuan between March 2008 and December 2009 for the purpose of securing a RMB15 million personal loan he lent to the selling shareholders of Jinchuan in December 2007. During this period, Mr. Fu did not have any voting rights in Jinchuan and other customary shareholder’s rights, such as the right to dividends declared by and undistributed earnings of Jinchuan and any obligation to absorb or finance the losses of Jinchuan.

Acquisition of Hongtai

On May 27, 2010, Fushi International entered into an agreement with the shareholder of Shanghai Hongtai Industrial Co., Ltd. (“Hongtai”) (the “selling shareholder of Hongtai”) to acquire 100% equity interest of Hongtai in exchange for $1.3 million payable in cash and 263,158 of Fushi’s common stock. Hongtai is incorporated in the PRC and is a manufacturer of bimetallic wire products in Southeast China, principally CCA and copper-clad aluminum magnesium ("CCAM"), which are used in telecommunication, utility and industrial applications. The acquisition of Hongtai enhances the Company's production capacity and secondary processing capabilities for CCA and CCAM products. The Company paid the selling shareholder of Hongtai $1.3 million in cash on June 1, 2010, and issued 263,158 of Fushi’s common stock on July 8, 2010. The acquisition was consummated on May 31, 2010, which is the date Fushi International obtained a 100% controlling financial interest in Hongtai and all conditions of the acquisition, including obtaining government approvals and the transfer of the business registration, were met or obtained.

This acquisition transaction was accounted for under the acquisition method in accordance with ASC Topic 805, Business Combinations , and resulted in Hongtai becoming a consolidated subsidiary of the Company.

Following is a summary of the acquisition date fair value of the total consideration transferred and the fair values of the amounts recognized for each major class of assets acquired and liabilities assumed in Hongtai at the acquisition date.

As of May 31, 2010
USD
Consideration
Cash	1,300,000
263,158 Fushi’s common stock	2,600,000
3,900,000

Fair values of identifiable assets acquired and liabilities assumed
Cash	42,199
Other current assets	806,183
Property and equipment	5,091,639
Intangible assets	292,942
Current liabilities	(3,026,173)
Non-current deferred income tax liabilities	(408,687)
Net identifiable assets acquired	2,798,103
Goodwill	1,101,897
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

Subsequent to the acquisition, Hongtai’s operating facility and related equipment were transferred to Fushi JiangSu, a newly established entity, which has not started operation as of December 31, 2011.

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

Note 19 - Segment Information

The Company’s reportable segments are based on geographic areas, because they are managed separately due to different customer bases and marketing strategies.  The Company’s two reportable operating segments are the PRC segment and the US segment. The PRC segment primarily produces CCA and services the PRC market.  The US segment produces both CCA and CCS and primarily services the North American and European markets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for inter-segment sales at the cost of the goods without any mark-ups.

The Company evaluates segment performance and allocates resources based on segment operating income. Segment operating income represents income from continuing operations before corporate operating expenses, interest income, interest expense, foreign currency exchange loss, net, and other financial costs. Corporate operating expenses are expenses shared between the PRC segment and the US segment, including business administration and management, corporate marketing, and corporate accounting and human resources expenses.

Segment information as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009 are as follows:

	As of and For the Year Ended December 31, 2011
	PRC	US	Total
	USD	USD	USD
Revenues from external customers	233,674,158	53,715,093	287,389,251
Intersegment revenues	3,457,527	-	3,457,527
Cost of revenues	165,747,708	50,142,960	215,890,668
Segment gross profit	71,383,977	3,572,133	74,956,110
Depreciation and amortization	11,871,330	1,912,503	13,783,833
Segment operating income (loss)	58,102,394	(454,304)	57,648,090
Segment assets	436,811,599	40,338,782	477,150,381
Property, plant and equipment	108,087,285	9,085,903	117,173,188

	As of and For the Year Ended December 31, 2010
	PRC	US	Total
	USD	USD	USD
Revenues from external customers	212,530,786	52,441,614	264,972,400
Intersegment revenues	4,355,405	136,916	4,492,321
Cost of revenues	144,362,837	45,814,343	190,177,180
Segment gross profit	72,523,354	6,764,187	79,287,541
Depreciation and amortization	10,502,059	1,944,586	12,446,645
Segment operating income	61,201,453	1,992,592	63,194,045
Segment assets	377,524,587	38,420,620	415,945,207
Property, plant and equipment	113,636,725	10,540,787	124,177,512

	As of and For the Year ended December 31, 2009
	PRC	US	Total
	USD	USD	USD
Revenues from external customers	147,968,946	34,963,346	182,932,292
Intersegment revenues	1,668,404		1,668,404
Cost of revenues	98,956,178	30,834,583	129,790,761
Segment gross profit	50,681,172	4,128,763	54,809,935
Depreciation and amortization	8,424,743	1,814,049	10,238,792
Segment operating income (loss)	42,170,372	(1,313,785)	40,856,587
Segment assets	278,088,349	28,192,333	306,280,682
Property, plant and equipment	105,190,257	12,195,309	117,385,566

(a) Reconciliation of segment operating income to consolidated income before income taxes

	For the Years Ended December 31,
	2011	2010	2009
	USD	USD	USD
Total segment operating income	57,648,090	63,194,045	40,856,587
Corporate operating expenses	(8,650,067)	(5,151,201)	(3,968,081)
Interest income	895,346	811,408	369,267
Interest expense	(449,094)	(903,593)	(5,271,427)
Gain (loss) on cross-currency interest swap derivative	-	128,861	(4,730,440)
Loss on extinguishment of HY Notes	-	(2,395,778)	-
Gain on extinguishment of Convertible Notes	-	-	3,842,935
Change in fair value of warrants liability	-	-	(752,114)
Change in fair value of embedded conversion option	-	-	(7,181,198)
Foreign currency exchange loss, net	(1,935,558)	(623,065)	(314,570)
Consolidated income before income taxes	47,508,717	55,060,677	22,850,959

(b) Reconciliation of segment assets to consolidated total assets

	December 31
	2011	2010
	USD	USD
Total segment assets	477,150,381	415,945,207
Elimination of intercompany balances	(52,929,757)	(52,392,909)
Cash	2,085,215	6,485,910
Other assets	498,984	219,155
Consolidated total assets	426,804,823	370,257,363

Note 20 – Related Party Transactions

During the years presented, the Company entered into certain related party transactions with Mr. Li Fu, the Co-CEO and principal shareholder of the Company.  The significant related party transactions are summarized as follows:

In December 2011, Mr. Li Fu advanced $2,000,000 to Fushi to facilitate timely payment of certain expenses of Fushi. The advance is non-interest bearing and was due on demand. In January 2012, the unused balance of $1,800,000 was repaid to Mr. Li Fu by Fushi in cash. The imputed interest of the advance was insignificant.

In September 2010, Mr. Li Fu, advanced $15,000,000 to the Company to assist it in the establishment of a wholly-owned subsidiary, Fushi JiangSu.  The loan is non-interest bearing and was due on demand. Mr. Fu advanced the Company another $8,000,000 in October 2010 for the same reason. In October 2010, the Company repaid all of the borrowings from Mr. Li Fu in the amount of $23,000,000 in cash. Fushi JiangSu’s registered capital was increased to $23,000,000 in October 2010.  The imputed interest of the advance was insignificant.

In July 2009, the Company borrowed a loan from Mr. Li Fu in the amount of $12,186,677 in order to repay a portion of the HY Notes and the Convertible Notes. The loan is non-interest bearing and due on demand. The Company repaid the total amount to Mr. Li Fu in the fourth quarter of 2009.

For the year ended December 31, 2011, 2010 and 2009, the Company rented an office of approximately 800 square meters in Beijing from Mr. Li Fu free of charge. The annual amount of rental fee based on quoted price for similar facilities was $278,505. The Company recognized an expense of $278,505 and a corresponding amount to additional paid in capital for the year ended December 31, 2011. The amount of rental fee based on quoted price for similar facilities was determined to be insignificant for the year ended December 31, 2010 and 2009.

Note 21 – Parent Only Financial Information

The following presents condensed parent company only financial information of Fushi.

Condensed Balance Sheets

	December 31
	2011	2010
	USD	USD
ASSETS
Current assets:
Cash	2,085,215	6,485,910
Prepaid expenses and other current assets	266,648	110,156
Total current assets	2,351,863	6,596,066
Investments in subsidiaries	444,227,839	382,263,177
Property, plant and equipment, net	232,336	108,999
Total assets	446,812,038	388,968,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Intercompany payables	47,047,366	42,788,236
Amounts due to a related party	2,000,000	-
Accrued expenses and other current liabilities	1,597,223	1,778,279
Total current liabilities	50,644,589	44,566,515
Total liabilities	50,644,589	44,566,515
Shareholders’ equity:
Common stock, $0.006 par value, 100,000,000 shares authorized; 38,240,438 and 38,099,138 shares issued and outstanding as of December 31,2011 and 2010, respectively	229,444	228,596
Additional paid in capital	169,335,522	167,596,792
Retained earnings	172,507,890	140,462,840
Accumulated other comprehensive income	54,094,593	36,113,499
Total shareholders’ equity	396,167,449	344,401,727
Commitments and contingencies
Total liabilities and shareholders' equity	446,812,038	388,968,242

Condensed Statements of Income

	Year ended December31,
	2011	2010	2009
	USD	USD	USD

Revenue	—	—	—
General and administrative expenses	8,650,067	5,151,199	3,968,083

Other income (expense):
Equity in earnings of subsidiaries	40,691,503	52,574,998	35,163,733
Interest income (expense), net	3,614	(444,407)	(4,905,792)
Gain (loss) on cross-currency interest swap derivative	—	128,861	(4,730,440)
Loss on extinguishment of HY Notes	—	(2,395,778)	—
Gain on extinguishment of Convertible Notes	—	—	3,842,935
Change in fair value of warrants liability	—	—	(752,114)
Change in fair value of embedded conversion option	—	—	(7,181,198)
Other income	—	306,040	—
Total other income	40,695,117	50,169,714	21,437,124
Income before income taxes	32,045,050	45,018,515	17,469,041
Income tax expense (benefit)	—	13,150,748	(4,442,747)
Net income	32,045,050	31,867,767	21,911,788

Condensed Statements of Cash Flow

	Year Ended December 31,
	2011	2010	2009
	USD	USD	USD
Cash flows from operating activities:
Net cash used in operating activities	(8,145,970)	(11,976,984)	(9,179,188)

Cash flows from investing activities:
Investment in subsidiaries	(3,013,560)	(27,024,251)	(3,130,132)
Purchase of property, plant and equipment	(123,337)	(108,999)	—
Net cash used in investing activities	(3,136,897)	(27,133,250)	(3,130,132)

Cash flows from financing activities:
Proceeds from loans provided by subsidiaries	4,259,130	22,525,096	20,351,118
Proceeds from an interest-free loan provided by Mr. Li Fu	2,000,000	—	—
Release of restricted cash	—	—	1,000,000
Repayment of notes payable	—	(35,600,000)	(5,000,000)
Repurchase of convertible notes payable	—	—	(6,060,000)
Proceeds from issuance of common stock and warrants	623,042	62,010,759	2,086,626
Transaction costs paid in connection with issuance of common stock	—	(3,438,550)	—
Net cash provided by financing activities	6,882,172	45,497,305	12,377,744

Net increase (decrease) in cash	(4,400,695)	6,387,071	68,424
Cash at beginning of year	6,485,910	98,839	30,415
Cash at end of year	2,085,215	6,485,910	98,839
Supplemental disclosure of cash flow information:
Interest paid	—	1,343,849	3,375,092
Income taxes paid	—	—	—

Non cash investing and financing transactions:
Issuance of common stock in connection with the Hongtai acquisition	—	2,600,000	—
Issuance of common stock to extinguish convertible notes payable	—	—	4,000,000
Issuance of common stock to settle Kuhn’s litigation	—	—	6,263,281

Note 22 – Quarterly Financial Data (Unaudited)

For the year ended December 31, 2011, the unaudited quarterly information is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	USD	USD	USD	USD
Revenues	65,925,866	78,953,560	74,279,340	68,230,485
Gross profit	17,148,752	21,036,614	19,925,450	16,845,294
Net income	6,826,285	10,634,043	8,948,666	5,636,056
Basic EPS	0.18	0.28	0.23	0.15
Diluted EPS	0.18	0.28	0.23	0.15

For the year ended December 31, 2010, the unaudited quarterly information is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	USD	USD	USD	USD
Revenues	59,549,842	69,005,366	66,507,433	69,909,759
Gross profit	17,821,266	19,590,147	19,664,478	22,211,650
Net income (loss)	9,072,539	12,317,143	12,922,371	(2,444,286)
Basic EPS	0.26	0.33	0.34	(0.06)
Diluted EPS	0.26	0.32	0.34	(0.06)

