Form 10-Q
period 2012-03-31
Fushi Copperweld, Inc.
filed 2012-05-10
CIK 710846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

+1) 931.433.0460

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer☒ Non-accelerated filer (Do not check if a smaller reporting company) ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 4, 2012, the registrant had 38,298,570 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	USD	USD
ASSETS
Current assets:
Cash	205,375,102	200,451,902
Accounts receivable, net of allowance for doubtful accounts	63,844,604	63,978,861
Inventories	15,053,070	10,695,123
Advances to suppliers	6,970,168	6,793,904
Prepaid expenses and other current assets	1,488,592	1,332,204
Total current assets	292,731,536	283,251,994

Property, plant and equipment, net	114,205,897	117,405,523
Intangible assets, net	387,900	431,441
Land use rights	13,213,366	13,321,796
Deposits for land use rights	10,084,905	10,090,621
Goodwill	1,811,041	1,812,068
Other non-current assets	459,845	491,380
Total assets	432,894,490	426,804,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term loan	650,000	650,000
Accounts payable	5,595,197	3,802,155
Amounts due to a related party	-	2,000,000
Accrued expenses and other current liabilities	17,026,671	15,880,176
Total current liabilities	23,271,868	22,332,331
Long-term loans	7,542,740	7,632,100
Deferred income tax liabilities	663,100	672,943
Total liabilities	31,477,708	30,637,374

Shareholders’ equity:
Common stock, $0.006 par value, 100,000,000 shares authorized; 38,286,054 and 38,240,438 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	229,718	229,444
Additional paid-in capital	169,696,936	169,335,522
Retained earnings	177,374,216	172,507,890
Accumulated other comprehensive income	54,115,912	54,094,593
Total shareholders’ equity	401,416,782	396,167,449
Commitments and contingencies	-	-
Total liabilities and shareholders’ equity	432,894,490	426,804,823

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-Month Period Ended March 31,
	2012	2011
	USD	USD

Revenues	62,146,186	65,925,866
Cost of revenues	45,790,996	48,777,114
Gross profit	16,355,190	17,148,752

Operating expense:
Selling expenses	1,619,393	1,149,524
General and administrative expenses	6,656,755	5,515,123
Total operating expenses	8,276,148	6,664,647

Income from operations	8,079,042	10,484,105

Other income (expense):
Interest income	236,709	228,854
Interest expense	(131,185)	(98,094)
Foreign currency exchange losses, net	(175,595)	(354,892)
Total other expense	(70,071)	(224,132)

Income before income taxes	8,008,971	10,259,973
Income tax expense	(3,142,645)	(3,433,688)

Net income	4,866,326	6,826,285

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes	21,319	2,655,537
Comprehensive income	4,887,645	9,481,822

Earnings per share:
Basic and diluted	0.13	0.18

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three-Month Period Ended March 31,
	2012	2011
	USD	USD
Cash flows from operating activities:
Net cash provided by operating activities	7,115,016	15,013,956

Cash flows from investing activities:
Purchases of property, plant and equipment	(199,054)	(282,486)
Net cash used in investing activities	(199,054)	(282,486)

Cash flows from financing activities:
Payment for acquisition of Jinchuan	-	(4,819,107)
Repayment of interest-free loans provided by Mr. Li Fu	(2,000,000)	-
Repayment of long-term bank loans	(162,500)	(162,500)
Proceeds from issuance of common stock and warrants	185,873	622,275
Net cash used in financing activities	(1,976,627)	(4,359,332)

Effect of foreign currency exchange rate changes on cash	(16,135)	1,065,919
Net increase in cash	4,923,200	11,438,057

Cash at beginning of period	200,451,902	123,000,338

Cash at end of period	205,375,102	134,438,395

Supplemental disclosure of cash flow information:
Interest paid	131,185	98,595
Income taxes paid	2,249,133	2,572,995

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation and significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the US Securities and Exchange Commission (‘‘SEC’’). The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements of Fushi Copperweld, Inc. (“Fushi”) and subsidiaries (the ‘‘Company’’). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended included in Fushi’s Annual Report on Form 10-K filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of March 31, 2012, and the results of operations and cash flows for the three-month period ended March 31, 2012 and 2011, have been made.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, the fair values of assets acquired and liabilities assumed in business combinations, the recoverability of the carrying amounts of property, plant and equipment, goodwill and intangible assets, the realizability of inventories and deferred income tax assets, the useful lives of property, plant and equipment and intangible assets, the collectibility of accounts receivable, the fair values of share-based compensation expense, and the accruals for tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b) Significant concentrations and risks

The percentages of the Company’s total revenues from customers located in the People’s Republic of China (“PRC”), United States (“US”) and other countries are as follows:

	Three-Month Period Ended March 31,
	2012		2011
	USD	%	USD	%

PRC	47,855,618	77%	50,279,987	76%
US	12,213,897	20%	11,148,647	17%
Other countries	2,076,671	3%	4,497,232	7%
Total	62,146,186	100%	65,925,866	100%

The Company expects revenues from customers located in the PRC and US to continue to represent a substantial portion of its revenues in the future. Any factors adversely affecting the bimetallic wire sector in the PRC and US will have a material adverse effect on the Company’s business, financial position and results of operations.

The Company purchases raw materials from a limited number of suppliers. In the aggregate, five major suppliers provided approximately 68% and 53% of the Company’s raw materials for the three-month period ended March 31, 2012 and 2011, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

As of March 31, 2012 and December 31, 2011, the Company placed 91% and 88% of its total cash, respectively, with a large financial institution in the PRC. Bank deposits placed in financial institutions in the PRC are uninsured by the government authority. To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC that have acceptable credit ratings.

Note–2 - Principles of Consolidation

The consolidated financial statements include the financial statements of Fushi, its wholly-owned subsidiaries and consolidated variable interest entity (“VIE”), in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

Fushi has no direct or indirect legal ownership interest in Dalian Fushi. The legal registered capital interests of Dalian Fushi are held by four individuals as nominee shareholders. Through a series of contractual agreements, including the Entrusted Management Agreement, the Voting Proxy Agreement, the Share Pledge Agreement and Exclusive Option Agreement (collectively, the “VIE Agreements”) among Fushi International, Dalian Fushi and its shareholders, Fushi, through Fushi International, has a controlling financial interest in Dalian Fushi. The Company holds an exclusive call option to acquire Dalian Fushi for nil consideration and has provided financing to Dalian Fushi. Dalian Fushi holds the title to an office building and land use rights in Dalian on behalf of the Company; however, Dalian Fushi does not conduct any business operations.

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

The assets and liabilities of Dalian Fushi as of March 31, 2012 and December 31, 2011, and revenues and net loss of Dalian Fushi for the three-month period ended March 31, 2012 and 2011 are as follows:

	March 31, 2012	December 31, 2011
	USD	USD

Property, plant and equipment, net	44,713,913	45,529,419
Land use rights	5,247,799	5,282,596
Other assets	365,087	404,539
Total assets	50,326,799	51,216,554

Amounts due to Fushi International (i)	24,522,226	24,482,686
Other liabilities	587,113	512,857
Total liabilities	25,109,339	24,995,543

(i)	The amount is eliminated on consolidation.

	Three-Month Period Ended March 31,
	2012	2011
	USD	USD

Revenues	-	-
Net loss	(987,080)	(795,178)

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

Note–3 - Accounts receivable

Accounts receivable consist of the following:

	March 31, 2012	December 31, 2011
	USD	USD

Trade receivables	64,434,618	64,543,940
Allowance for doubtful accounts	(590,014)	(565,079)
Accounts receivable, net	63,844,604	63,978,861

Accounts receivable from one individual customer that exceeded 10% of the Company’s net accounts receivable, amounted to USD 7,025,150 and USD 6,645,151 as of March 31, 2012 and December 31, 2011, respectively.

Note–4 – Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011
	USD	USD

Raw materials	5,449,835	3,957,385
Work in progress	2,405,563	2,541,754
Finished goods	7,197,672	4,195,984
Total inventories	15,053,070	10,695,123

Note–5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	March 31, 2012	December 31, 2011
	USD	USD

Plant and buildings	66,985,079	66,993,046
Machinery and equipment	94,912,998	94,777,398
Office equipment and furniture	1,622,551	1,615,393
Motor vehicles	4,775,006	4,777,698
Construction in progress	2,573,034	2,526,016
Total property, plant and equipment	170,868,668	170,689,551
Less: accumulated depreciation	(56,662,771)	(53,284,028)
Property, plant and equipment, net	114,205,897	117,405,523

Depreciation expense was USD 3,362,062 and USD 3,278,677 for the three-month period ended March 31, 2012 and 2011, respectively. Nil interest expenses have been capitalized during the three-month period ended March 31, 2012 and 2011.

Note 6 - Deposits for land use rights

In October 2010, the Company paid RMB63,442,960 to the Managing Committee of China Yixing Industrial Park for Environmental Science & Technology, a government organization, in advance to acquire the land use right to a parcel of land of approximately 151,040 square meters in Yixing, Jiangsu province of the People’s Republic of China.  The Company plans to establish an operating facility in the area for the manufacture and sale of bilmetallic wire products in Southeast China. As of March 31, 2012, the Company has not obtained the title of the land use right because the administrative procedures, including obtaining the government’s approvals, have not been completed. The prepayment was recorded in deposits for land use right in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 and will be reclassified to land use rights once the Company obtains the title of the land use right. The Company believes that the deposits will be refunded or used as payment for another equivalent piece of land if the title of the land use right can not be obtained.

Note 7 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Note	March 31, 2012	December 31, 2011
		USD	USD

Accrued payroll		2,364,647	2,459,681
Income tax payable		8,869,161	7,966,202
Value-added tax payable		1,229,083	1,577,727
Others	(a)	4,563,780	3,876,566
Total accrued expenses and other current liabilities		17,026,671	15,880,176

(a) Others mainly represent construction payable, accrued shipping costs and professional service expenses.

Note 8 - Loans and revolving line of credit

Loans consist of the following:

Name of lender	March 31, 2012	December 31, 2011
	USD	USD

Regions bank term loan – current portion	650,000	650,000
Current portion of long-term loan	650,000	650,000
Regions bank term loan – noncurrent portion	4,875,000	5,037,500
Walloon Region loan	2,667,740	2,594,600
Long-term loans	7,542,740	7,632,100

Repayment of principal for each of the five years following March 31, 2012 is as follows:

Amount
USD

Period from April 1, 2012 to December 31, 2012	487,500
Years ending December 31,
2013	650,000
2014	7,055,240
2015	-
2016	-
2017	-
Total	8,192,740

As of March 31, 2012 and December 31, 2011, the Company had no balance under the revolving credit facility of USD 4.5 million with Regions Bank and EUR 10 million with BNP Paribas Fortis Bank.

Note 9 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-Month Period Ended March 31,
	2012	2011
	USD	USD
Numerator:
Net income	4,866,326	6,826,285
Net income attributable to participating securities - nonvested shares	(11,919)	(21,019)
Net income for basic and diluted earnings per share	4,854,407	6,805,266
Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding	38,241,452	38,151,832
Plus:
Warrants	-	18,369
Stock options	89,525	140,717
Denominator for diluted earnings per share	38,330,977	38,310,918
Earnings per share:
Basic and diluted	0.13	0.18

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month period ended March 31, 2012 and 2011, because their effects are anti-dilutive:

	Three-Month Period Ended March 31,
	2012	2011

Shares issuable upon exercise of share options	618,525	983,000
Shares issuable upon exercise of warrants	-	100,000

 Note 10 – Income Tax

The effective income tax rates for the three-month period ended March 31, 2012 and 2011 were 39% and 33%, respectively. The effective income tax rates for the three-month period ended March 31, 2012 differ from the PRC statutory income tax rate of 25% primarily due to the recognition of valuation allowances for deferred income tax assets relating to the entities which were in cumulative loss positions.

As of March 31, 2012 and December 31, 2011, full valuation allowances of USD 10,063,914 and USD 8,763,199 were provided against the deferred income tax assets arising from tax loss carryforwards and deductible temporary differences of entities which were in cumulative loss positions.

As of and for the three-month period ended March 31, 2012, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 11 Commitments and contingencies

(1)	On November 3, 2010, the Company’s Board of Directors received a proposal from its Chairman and Chief Executive Officer, Mr. Li Fu("Mr. Fu") and Abax Global Capital (Hong Kong) Limited on behalf of funds managed by it and its affiliates ("Abax") for Mr. Fu and Abax to acquire all of the outstanding shares of common stock of Fushi not currently owned by Mr. Fu and his affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions (the “Initial Fu Proposal”). According to the proposal letter, Mr. Fu and Abax will form an acquisition vehicle for the purpose of completing the acquisition and plan to finance the acquisition with a combination of debt and equity capital. The proposal letter states that the equity portion of the financing would be provided by Mr. Fu, Abax and related sources. A Special Committee of the Company’s Board of Directors has retained BofA Merrill Lynch as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal advisor to assist the Special Committee in its consideration of the Fu Proposal. On November 17, 2011, the Special Committee received a revised proposal from Mr. Fu and Abax for $9.25 per share in cash, subject to certain conditions, which was further revised by a proposal on December 28, 2011 from Mr. Fu, Abax and TPG Growth Asia, Inc. (an affiliate of TPG Capital, L.P.) ("TPG"), for $9.50 per share, subject to certain conditions (the “Current Fu Proposal”). According to the Current Fu Proposal, Mr. Fu, Abax and TPG plan to finance the acquisition with a senior term loan from China Development Bank Corporation and the proceeds from an equity investment from Abax and an equity investment and/or mezzanine debt financing from certain investment funds affiliated with TPG.

Shareholder class action complaints have been filed against Fushi and certain officers and directors in connection with the Initial Fu Proposal in Nevada in November 2010. In the complaints, the plaintiffs alleged that the consideration in the proposal was grossly inadequate. The complaint sought, among other relief, to enjoin defendants from consummating the Initial Fu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. There are no definite claims for damages, though the plaintiffs claim that the proposed offer price in the Initial Fu Proposal is unfair. The Company believes the allegation is without merit and the Company has viable defenses to the allegations. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of March 31, 2012 since the possible loss or range of loss cannot be reasonable estimated.

(2)	Shareholder class action complaints have been filed against Fushi and certain of its present and former officers and directors in connection with the Company's restatement of its consolidated financial statements for the years ended December 31, 2007, 2008 and 2009, and the unaudited condensed consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010. In the complaint, the plaintiff seeks damages in an unspecified amount on behalf of a putative class of persons and entities who purchased the Company's common stock between August 14, 2007 and March 29, 2011. The plaintiff alleges that the Company's financial statements for the aforementioned periods contain material misstatements and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes the allegation is without merit and the Company has viable defenses to the allegations. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of March 31, 2012 since the possible loss or range of loss cannot be reasonable estimated.

(3)	Pursuant to the agreement between the Company and Nexans Deutschland Industries GmbH & Co. KG (“Nexans”), certain sales of the Company’s CCA products are subject to royalty payments to Nexans, which are expensed as incurred. Royalty expenses are insignificant for all the periods presented.

(4)	On September 29, 2011, the Company obtained the approval from the Commercial Court of Liege in Belgium for a lease agreement (“Belgium Lease Agreement”), pursuant to which the Company leased land, buildings and equipment from the court appointed receivers of Leaf Business Holdings, an entity in bankruptcy in Leige, Belgium. Leaf Business Holdings was engaged in casting, cold folding, cold rolling and drawing non-ferrous metals, primarily copper, before its liquidation. The lease agreement is effective from October 1, 2011 to December 31, 2014. The monthly rental fee is €8,333 ($10,810) from October 1, 2011 to December 31, 2011 and €16,200 ($21,609) thereafter through December 31, 2014. Future minimum lease payment under this agreement is €145,800 ($194,479) for the year ending December 31, 2012 and €194,400 ($259,304) for each of the two-years ending December 31, 2013 and 2014.

The Company has an option to purchase the leased assets for a total consideration of €5,750,000 ($7,669,753) (the “Option Exercise Price”). If the option to purchase is exercised before December 31, 2012, the Option Exercise Price will be reduced by an amount equal to half of the accumulated rental fees from October 1, 2011 to the exercise date of the option. If the option to purchase is exercised between January 1, 2013 and December 31, 2014, the Option Exercise Price will be reduced by an amount equal to a quarter of the accumulated rental fees from October 1, 2011 to the exercise date of the option.

Note 12 - Segment Information

The segment information is as follows:

	Three–Month Period Ended March 31, 2012
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	47,855,618	14,290,567	62,146,186
Intersegment revenues	246,909	-	246,909
Depreciation and amortization	3,044,515	461,492	3,506,007
Segment operating income (loss)	11,171,664	(512,175)	10,659,489

	Three–Month Period Ended March 31, 2011
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	51,291,699	14,634,167	65,925,866
Intersegment revenues	691,310	-	691,310
Depreciation and amortization	2,940,948	484,500	3,425,448
Segment operating income	12,290,092	527,896	12,817,988

Reconciliation of segment operating income to consolidated income before income taxes is as follows:

	Three-Month Period Ended March 31,
	2012	2011
	USD	USD

Total segment operating income	10,659,489	12,817,988
Corporate operating expenses *	(2,580,447)	(2,333,883)
Interest income	236,709	228,854
Interest expense	(131,185)	(98,094)
Other expense, net	(175,595)	(354,892)
Consolidated income before income taxes	8,008,971	10,259,973

* Corporate operating expenses are expenses shared between the PRC segment and the US segment, including business administration and management, corporate marketing, and corporate accounting and human resources expenses.

Note 13 - Related Party Transactions

In December 2011, Mr. Li Fu advanced $2,000,000 to Fushi to facilitate timely payment of certain expenses of Fushi. The advance is non-interest bearing and was due on demand. In January 2012, the unused balance of $1,800,000 was repaid to Mr. Li Fu by Fushi in cash. In March 2012, the remaining balance of $0.2 million was repaid to Mr. Li Fu by Fushi International in cash. The imputed interest of the advance was insignificant.

For the three-month period ended March 31, 2012 and 2011, the Company rented an office of approximately 800 square meters in Beijing from Mr. Li Fu free of charge. The quarterly amount of rental fees based on the quoted price for similar facilities was $69,626. The Company recognized an expense of $69,626 and a corresponding amount to additional paid in capital for the three-month period ended March 31, 2012 and 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q.

Certain statements in this Report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements, which involve risks and uncertainties, regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans, and (e) our anticipated needs for, and use of, working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plan,” “potential,” “project,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in our 2011 Annual Report on Form 10-K and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Except as otherwise indicated or as the context otherwise requires, “Fushi,” “the Company,” “we,” “our” and “us” refer to Fushi Copperweld, Inc. (formerly Fushi International, Inc.), a Nevada corporation and its subsidiaries, (i) Fushi Holdings, Inc. (formerly Diversified Product Inspections, Inc.) (“Fushi Holdings”), (ii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iii) Dalian Fushi Bimetallic Manufacturing, Co., Ltd. (“Dalian Fushi”), (iv) Copperweld Bimetallics, LLC (“Copperweld”), (v) Copperweld Bimetallics UK, LLC (“Copperweld UK”), (vi) Dalian Jinchuan Power Cable Co. (“Jinchuan”), (vii) Shanghai Hongtai Industrial Co., Ltd (“Hongtai”), (viii) Fushi International (JiangSu)) Bimetallic Cable Co., Ltd. (“Fushi International (JiangSu)”), (ix) Fushi Copperweld Europe SARL (“Fushi Europe”), (x) Copperweld Tubing Europe SPRL (“Copperweld Tubing”), and (xi) Copperweld Bimetallic Europe SPRL (“Copperweld Europe”). In this Quarterly Report, all references to the “PRC” refer to the People’s Republic of China. In accordance with industry practice, “MT” refers to a metric ton, a unit of weight equivalent to 1,000 kilograms. “Copperweld” is a registered trademark that we own, and “Fushi” is an additional trademark we use in our business.

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. In the first quarter of 2012, our products were sold to 222 customers in 27 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi TM ,” and sell primarily to cable manufacturers and to a lesser extent through distributors or sales agents to cable manufacturers.

Although we are engaged in one line of business, as a result of different markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, we manage our worldwide operations based on two geographic segments: 1) “PRC” which consists of our facilities located in the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee, (US), Telford, England, (UK) and Liege, Belgium (EU) facilities. We have combined our US, UK and EU operations as one segment since the UK and EU operating results are consolidated into the US operating company for our chief decision maker to review. Furthermore, the nature of our products, services and production processes at our US, UK and EU facilities, along with the customer base, methods to distribute products and services are nearly identical.

We believe we have a strong market position in all markets in which we compete due to the quality of our products, geographic and customer diversity and our ability to deliver superior products while operating as a low cost provider. As a result, we believe we are now one of the leading producers of bimetallic wire products in the world and are one of the market leaders in North America, Europe, North Africa, the Middle East and the PRC. We continue to expand within current and developing markets and create shareholder value by:

·	Investing in organic growth in both infrastructure-based and fast-growing markets;

·	Focusing on margin enhancement through investment in new machinery and research and development that will improve the performance and capabilities of our bimetallic products and allow us to enter new markets;

·	Optimizing capacity and utilization rates throughout the Company by focusing on key performance indicators and operational excellence;

·	Protecting and enhancing the Fushi Copperweld brand;

·	Strategically hiring and developing talent, to improve the effectiveness of our performance management process, and
13

·	Pursuing acquisitions that expand our strategic capabilities, our access to customers and our product lines as well as downstream in our value chain.

To accomplish these goals, we are focused on continuously improving operational efficiency in areas we view to be vital: quality, delivery, cost and innovation. We also take an opportunistic approach to achieving our goals, and thus, we seek acquisitions of businesses which facilitate overall growth and cash flows of the Company.

We manufacture, market and distribute bimetallic conductors (two-metal conductors). These bimetallic conductors are primarily CCA and CCS. These conductors have either aluminum or steel cores, surrounded by an outer layer of pure copper, resulting in a composite bimetallic conductor. The copper sheath, through our processing methods, is metallurgically “bonded” to the core metal. The amount of copper-metal used in cladding the core-metal varies widely, and is based on customers’ needs. However, bimetallic conductorscan reduce the amount of copper used by as much as 90% by volume, or 73% by weight which is a considerable cost savings to the company and our customers. For many applications, bimetallic conductors offer significant advantages over copper wire. End-user manufacturers in the industry have increasingly pursued and considered alternative technologies such as bimetallics due to performance and economic considerations. Relative to traditional copper conductors, bimetallic conductors offer greater value to a variety of customers. Because of the benefits of bimetallic conductors, we believe there are substantial opportunities to capture increased market share in applications that have historically been dominated by solid copper wire.

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

While the pricing volatility of our raw materials, especially copper, is a primary cause of cost variations in our products, changes in raw material costs do not materially affect our dollar earnings on a per pound basis. Although an increase in the price of raw materials may reduce our gross margins as a percentage of revenues, likewise, a decline in raw material prices may increase our gross margin as a percentage of revenues. We generally pass the cost of price changes in our raw materials to our customers. We establish prices for our products based on market factors and our cost to produce our products. Typically, we set a base price for our products for our customers with an understanding that as prices of raw materials change, primarily for copper but also for aluminum and steel, we will pass the change to our customers. Therefore, when prices of raw material increase, our prices to our customers increase and the amount of our total revenues increases while the dollar amount of our gross margin on a per pound basis remains relatively stable. As a result, the impact on earnings per share from volatile raw material prices is minimal, although there are timing delays of varying lengths depending upon volatility of metals prices, the type of product, competitive conditions and particular customer arrangements.

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

Highlights for the three months ended March 31, 2012 include:

•	Revenues were $62.1 million compared to $65.9 million in the first quarter of 2011;
•	Gross profit was $16.4 million, or 26.3% of revenues, compared to $17.1 million, or 26.0% of revenues, in the first quarter of 2011;
•	Income from operations was $8.1 million, or 13.0% of revenues, compared to $10.5 million, or 15.9% of revenues, in the first quarter of 2011;
•	Net income was $4.9 million, or $0.13 per diluted share, compared to net income of $6.8 million, or $0.18 per diluted share, in the first quarter of 2011;
•	Cash position of $205.4 million at March 31, 2012, compared to $200.5 million at December 31, 2011.
14

Current Business Environment and Outlook for the remainder of 2012

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

In addition to these macro-level trends, the Company is presented with tremendous opportunities brought by the addition of CCS cladding capacity at our Dalian facility. We believe this equipment is the first large-scale, high quality CCS cladding capacity in Asia. We continue to educate the PRC and other Asian markets on the benefits of CCS for the telecommunication, utilities, and transportation market in anticipation of large-scale production of 8,200 MT of annual CCS capacity at our Dalian facility in fiscal year 2012. Initially, we intend to focus our CCS efforts on capturing market share in the CATV drop cable market. According to the 12th Five-year Program Outline by the Optical and Electrical Cable Association of China, approximately 8,000,000 kilometers of CATV drop cable was manufactured in the PRC in 2009. This amount of CATV cable represents the equivalent of approximately 50,000 MT of CCS center conductor, and to-date has been primarily supplied by local Copper-plated Steel (CPS) manufacturers. We believe CPS to be an inferior product compared to CCS, and the absence of local, affordably priced CCS manufacturers in the PRC results in CATV manufacturers choosing CPS in their production process. As we introduce CCS production, we expect those market dynamics to shift to be more in-line with those of developed markets, where CCS is the preferred center conductor of choice for CATV drop cable.

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

Meanwhile, we are also working to strengthen our business development, sales, marketing and customer relations.  We will seek approval for our products from product safety testing and certification organizations and inclusion in national and industry product standards throughout the world. We view efforts in certification and standardization as vital aspects of our efforts to realize large-scale conversion to bimetallic wire from solid copper wire.  In addition, as part of our ongoing efforts to reduce total operating costs, we continuously improve our ability to efficiently utilize existing and new manufacturing capacity to manage expansion and growth.  We believe that effectively utilized manufacturing assets and generating economies of scale will help offset high raw material prices and dilute overhead over time, thus improving profitability.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of US dollars:

	Three Months Ended
	March 31,	March 31,	Change
	2012	2011	%

Revenues	62.1	65.9	-5.8%
Gross profit	16.4	17.1	-4.6%
Selling, general and administrative expenses	8.3	6.7	24.2%
Income from operations	8.1	10.5	-22.9%
Income before income taxes	8.0	10.3	-21.9%
Income tax expense	(3.1)	(3.4)	-8.5%
Net income	4.9	6.8	-28.7%

Three Months Ended March 31, 2012 compared to three months ended March 31, 2011:

Revenues from external customers by segment

The following tables set forth revenues from external customers in millions of US dollars and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentage)	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$47.8	77.0%	$51.3	77.8%	$(3.5)	-6.8%
US	14.3	23.0%	14.6	22.2%	(0.3)	-2.1%
Total revenues	$62.1	100.0%	$65.9	100.0%	$(3.8)	-5.8%

(in MTs, except	Metric Tons Sold
percentage	Three Months Ended March 31,
	2012		2011
	MT	%	MT	%	Change in MT	Change in %
PRC *	6,080	73.0%	6,732	74.8%	(652)	-9.7%
US	2,248	27.0%	2,265	25.2%	(17)	-0.8%
Total sales volume	8,328	100.0%	8,997	100.0%	(669)	-7.4%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Revenues for the first quarter of 2012 were $62.1 million, a decrease of 5.8% from $65.9 million in the prior year's quarter. The decrease was primarily due to a pressured spending environment which is a result of ongoing macroeconomic uncertainty and hesitation, resulting in a 7.4% decline in volumes from the first quarter of 2011.

The PRC segment experienced a decrease of 6.8% in revenues in the first quarter of 2012, which is primarily due to a 9.7% decrease in quantities sold. The lower volume shipped in PRC segment in the first quarter of 2012 was mainly a result of weaker telecom demand in China.

The US segment experienced a decrease of 2.1% in revenues in the first quarter of 2012 compared to the same period of 2011. The decrease is primarily due to a 1.6% decrease in average selling price of copper-clad product as a result of lower copper costs and a 0.8% decrease in quantities sold, which reflected the continued macroeconomic uncertainty on customer order patterns.

Revenues by industry

The following table presents the breakdown of revenues in millions of US dollars by industry:

	Revenues
(in millions, except	Three Months Ended March 31,
percentage)	2012		2011
	Amount	%	Amount	%	Change in amount	Change in %
Telecommunication	$18.2	29.3%	$24.3	36.9%	$(6.1)	-25.1%
Utility	39.6	63.7%	38.6	58.5%	1.0	2.6%
Transportation	1.2	2.0%	1.1	1.7%	0.1	9.1%
Other	3.1	5.0%	1.9	2.9%	1.2	63.2%
Total revenues	$62.1	100.0%	$65.9	100.0%	$(3.8)	-5.8%

 The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

(in MTs, except	Metric Tons Sold Three Months Ended March 31,
percentage	2012		2011
	MT	%	MT	%	Change in MT	Change in %
Telecommunication	3,161	38.0%	3,717	41.3%	(556)	-15.0%
Utility *	4,661	56.0%	4,720	52.5%	(59)	-1.3%
Transportation	171	2.1%	136	1.5%	35	25.7%
Other	335	3.9%	424	4.7%	(89)	-21.0%
Total sales volume	8,328	100.0%	8,997	100.0%	(669)	-7.4%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

In the first quarter of 2012, our sales to the telecommunication markets decreased by 556 metric tons, or 15.0%, compared to the same period of 2011, which was primarily due to a slowdown in the 3G build out in the PRC.

Our sales to utility markets decreased by 59 metric tons, or 1.3%, in the first quarter of 2012 compared to the first quarter of 2011. We expect modest growth in utilities-related sales in 2012 as a result of our business development efforts as well as ongoing adoption trends elsewhere in Europe and Asia.

Capacity and Output

The following table summarizes installed cladding capacities and metric ton sold by products in the first quarter of 2012:

	Three Months Ended March 31, 2012
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	40,000	5,983	12,400	783
CCS	8,200	21	16,300	1,390
Total	48,200	6,004	28,700	2,173

Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

(in MTs, except	Metric Tons Sold
percentage	Three Months Ended March 31,
	2012		2011
	MT	%	MT	%	Change in MT	Change in MT
CCA	6,766	81.3%	7,371	81.9%	(605)	-8.2%
CCS	1,411	16.9%	1,477	16.4%	(66)	-4.5%
Others	151	1.8%	149	1.7%	2	1.3%
Total sales volume *	8,328	100.0%	8,997	100.0%	(669)	-7.4%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Sales volume of CCA in our PRC segment decreased by 9.2%, or 605 metric tons in the first quarter of 2012 compared to the same period of 2011 due to the slowdown of the PRC’s 3G build out. Sales volume of CCA in our US segment kept stable at 783 metric tons in the first quarter of 2012 compared to the same period of 2011.

Sales volume of CCS in our US segment decreased by 3.9%, or 56 metric tons in the first quarter of 2012 compared to the same period of 2011. The uncertain macroeconomic environment remains challenging at Fayetteville, however, we continue to see growing interest in our applications driven by the investments we have been making in our sales and marketing efforts. We have begun to see traction in diverse markets including India, the Philippines, Indonesia, Malaysia, and Singapore, particularly for our grounding wire applications. We experienced greater activity in Europe as well, and saw an increase in quote activity during the first quarter in this market.

Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$16.4	$17.1	$(0.7)	-4.1%
Gross Margin	26.3%	26.0%		0.3%

Gross profit decreased 4.1% to $16.4 million from $17.1 million in the first quarter of 2011. As a percentage of revenues, gross margin increased to 26.3% in the first quarter of 2012 from 26.0% in the same period in 2011. The increase in gross margin was primarily the result of lower raw material prices.

Selling Expenses

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Selling Expenses	$1.6	$1.1	$0.5	45.5%
as a percentage of revenues	2.6%	1.7%		0.9%

Selling expenses were $1.6 million in the quarter ended March 31, 2012, an increase by 45.5%, or $0.5 million compared to the same period in 2011. As a percentage of revenues, selling expenses increased from 1.7% in the first quarter of 2011 to 2.6% in the first quarter of 2012. The increase in selling expenses was primarily related to the ramp-up of operations at Liege, as well as additional marketing expenses.

General and Administrative Expenses

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$6.7	$5.5	$1.2	21.8%
as a percentage of revenues	10.7%	8.3%		2.4%

General and administrative (G&A) expenses were $6.7 million in the first quarter of 2012 compared to $5.5 million in the same period in 2011, representing an increase of 21.8%, or $1.2 million. The increase in G&A expense was primarily related to continued investment in our global growth initiatives, i.e. the Liege facility incurred G&A expenses of approximately $0.8 million in the first quarter of 2012.

Income from operations

The following table sets forth income from operations by segment, in millions of dollars:

(in millions, except percentage)	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%	Change in amount	Change in %
PRC	$11.2	138.3%	$12.3	117.1%	$(1.1)	-8.9%
US	$(0.5)	-6.2%	$0.5	4.8%	$(1.0)	-200.0%
Segment income from operations	$10.7	132.1%	$12.8	121.9%	$(2.1)	-16.4%
Corporate expenses	$(2.6)	-32.1%	$(2.3)	-21.9%	$(0.3)	13.0%
Total income from operations	$8.1	100.0%	$10.5	100.0%	$(2.4)	-22.9%

Total income from operations was $8.1 million in the quarter ended March 31, 2012 compared to $10.5 million in the same period of 2011, representing a decrease of 22.9%, or $2.4 million. The decrease is primarily due to a lower gross profit driven by less quantities sold. The decrease is also due to higher selling and G&A expenses.

Other Income (Expense)

Interest income (expenses)

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$0.2	$0.2	$-	-%
Interest Expenses	$(0.1)	$(0.1)	$-	-%
Net Interest Income (Expenses)	$0.1	$0.1	$-	-%
as a percentage of revenues	0.2%	0.2%		-%

Net interest income was stable in the first quarter of 2012 compared to the same period of 2011.

Income Taxes

	Three Months Ended March 31,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$8.0	$10.3	$(2.3)	-22.3%
Income tax expense	3.1	3.4	(0.3)	-8.8%
Effective income tax rate	39.2%	33.0%		6.2%

The effective income tax rate was 39.2% in the first quarter of 2012, compared to 33.0% in the same quarter of last year. The higher effective tax rate was mainly due to the provision of full valuation allowance for the deferred tax assets in loss-making entities in US and PRC.

Our PRC subsidiaries have cash balance of USD 196 million as of March 31, 2012 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to the US federal income tax at 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of USD 277 million, USD 228 million and USD 269 million as of March 31, 2012, March 31, 2011 and December 31,2011, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

Net Income

As a result of the above factors, we had net income of $4.9 million in the first quarter of 2012 compared to net income of $6.8 million in the same quarter of 2011.

Selected Balance Sheet Data at March 31, 2012 and December 31, 2011:

	Selected Balance Sheet Data
	March 31, 2012,	December 31, 2011	Change
(in millions, except percentage)			Amount	%
Cash	$205.4	$200.5	$4.9	2.4%
Accounts Receivable, net	$63.8	$64.0	$(0.2)	-0.3%
PP&E (a)	$114.2	$117.4	$(3.2)	-2.7%
Total Assets	$432.9	$426.8	$6.1	1.4%
Short Term Debt	$0.7	$0.7	$-	-%
Long Term Debt	$7.5	$7.6	$(0.1)	-1.3%
Shareholders' Equity	$401.4	$396.2	$5.2	1.3%

(a) For breakdown of property, plant and equipment, please refer to consolidated financial statements footnote 5 for details.

Our financial condition continues to improve as measured by an increase of 1.3% in shareholders’ equity as of March 31, 2012 compared to December 31, 2011. Cash increased by $4.9 million, primarily due to cash provided by operating activities of $7.1 million, partially offset by cash used in financing activities of $2 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At March 31, 2012, the majority of our cash was held in RMB denominated bank deposits with PRC financial institutions. The PRC has strict rules for converting RMB to other currencies and for movement of funds from PRC subsidiaries to the US holding company. Consequently, we used funds from our public offering in the first quarter 2010 to invest in our non-PRC operations and have secured new working capital lines for non-PRC operations to finance our growing working capital needs.

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

The following table sets forth a summary of our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2012	2011
Net cash provided by operating activities	$7.1	$15.0
Net cash used in investing activities	$(0.2)	$(0.3)
Net cash used in financing activities	$(2.0)	$(4.4)
Effect of foreign currency exchange rate changes on cash	$-	$1.1
Cash at beginning of period	$200.5	$123.0
Cash at end of period	$205.4	$134.4

For the three months ended March 31, 2012, net cash provided by operating activities was $7.1 million, a decrease of 52.7%, or $7.9 million compared to the same period in 2011. The decrease in cash provided by operating activities was due to lower revenues as a result of less quantities sold and an increase in working capital needs at our Dalian and European facilities, as we built-up inventoy in anticipation of higher demand levels during the rest of the year.

For the three months ended March 31, 2012, net cash used in investing activities was $0.2 million, which was primarily for the purchase of PP&E.

For the three months ended March 31, 2012, net cash used in financing activities was $2.0 million, which was primarily for the repayment of an interest-free loan provided by Mr. Li Fu.

At March 31, 2012, our cash balance was $205.4 million compared to $134.4 million at March 31, 2011 and $200.5 million at December 31, 2011.

DSO has increased from 88 days in the first quarter of 2011 to 93 days in the first quarter of 2012, while days payable outstanding (DPO) increased to 9 days in the first quarter of 2012 from 8 days in the first quarter of 2011.

We continued our policy on extending credit terms to certain credible customers that have long-standing business relationships with us in order to capture increased market share. We believe that our ability to extend credit terms puts pressure on our smaller competitors whose limited capital resources have become further strained due to the global economic crisis and who are unable to make such adjustments for customers.  We make provision for doubtful accounts receivable specifically based on the facts we obtain about the customers’ ability to pay. We have not experienced any significant write-off of accounts receivable. The Company has established appropriate procedures to facilitate collection.

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2011	Three months ended March 31, 2012
Customer Payment Term	Payment in advance/up to 120 days	Payment in advance/up to 120 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days decreased to 25 days in the first quarter of 2012 from 32 days of the same period of 2011. Advance to supplier’s turnover days decreased from 26 days in the first quarter of 2011 to 14 days in the first quarter of 2012. The Company’s major raw materials consist of aluminum, steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affect the prices of the Company’s products and the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at March 31, 2012:

Contractual obligations	Total	Payment due by less than 1 year	1 – 3 years	3-5 years	More than 5 years
Long-term debt*	$8,701,673	869,508	7,832,165	-	-
Capital lease obligation	$33,082	33,082	-	-	-
Operating lease	$713,087	259,304	453,783	-	-
Total	$9,447,842	1,161,894	8,285,948	-	-

* Our term loan with Regions Bank with principal amount of $5,525,000 as of March 31, 2012 shall be repaid in equal monthly principal payments plus interest each month until August 31, 2020. However, Regions Bank has the right to demand full repayment in August 2014 of the total outstanding balance unless we renew the loan before this date. We therefore assume a full repayment of the total outstanding balance of the term loan in August 2014.

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

We did not have any commodity price derivatives or hedging arrangements outstanding at March 31, 2012 and did not employ any commodity price derivatives in the first quarter of 2012.

Foreign Exchange Risk

While our reporting currency is the USD, a significant portion of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between USD and RMB. If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. Assets and liabilities of the group entities with functional currencies other than USD are translated into USD using the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $3.7 million based on our revenues, costs and expenses, assets and liabilities denominated in RMB as of March 31, 2012. As of March 31, 2012, our accumulated foreign currency translation gain as part of accumulated other comprehensive income amounted to $54,115,912 and our foreign currency translation gain recognized in other comprehensive income in the first quarter of 2012 was $21,319. We do not intend to enter into any hedging transactions in an effort to reduce our exposure to foreign exchange risk in the future. The value of the RMB against the USD and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

(b) Changes in internal controls.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no further material developments in legal proceedings in which we are a party during the three months ended March 31, 2012.

Item 1A. Risk Factors

Our independent registered public accounting firm’s audit documentation related to their audit reports included in our annual reports may include audit documentation located in the Peoples’ Republic of China. The Public Company Accounting Oversight Board currently cannot inspect audit documentation located in China and, as such, you may be deprived of the benefits of such inspection.

As an auditor of a companies that are traded publicly in the United States and as an audit firm registered with the PCAOB, KPMG, our independent registered public accounting firm that issued an audit opinion in the financial statements included in our annual report for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission, or SEC, is required by the laws of the United States to undergo regular inspections by the PCAOB. Since a significant portion of the audit is conducted in China and the work papers related to such portion are located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, the work papers of our auditors that are located in China are not currently inspected by the PCAOB.

Inspections of certain other firms that the PCAOB has been able to conducte in jurisdictions outside of the United States have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. However, the PCAOB is currently unable to inspect an auditor’s audit work related to a company’s operations in China and where such documentation of the audit work is located in China. As a result, our investors may be deprived of the benefits of PCAOB’s oversight of our auditors through such inspections.

The inability of the PCAOB to conduct inspections of our auditors’ work papers in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections.  Investors may consequently lose confidence in our reported financial information and procedures and the quality of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

It has been the practice that the Compensation Committee of the Company approves, on an annual basis, the grant of long-term incentive equity awards to executive officers, which awards are primarily based upon the individual performance of the executive and, to a lesser extent, Company performance.

On March 26, 2012, the Compensation Committee of the Board of Directors of the Company agreed to grant each of Messrs. Longever and Studwell a cash bonus for 2012, in lieu of issuing equity awards for a three year period from 2012 through 2014. The cash bonus is being granted as consideration for the extra time that Mr. Joseph J. Longever, the Co-Chief Executive Officer of the Company, and Mr. Craig Studwell, the Company's Chief Financial Officer, have devoted, and will continue to devote, to the Company in connection with the going private proposal made by Mr. Li Fu, the Company's Chairman and Co-Chief Executive Officer.

The cash bonus awarded to Mr. Longever was US$400,000 in the aggregate, 50% of which was payable immediately and the remaining 50% will be paid by the end of fiscal year 2012. The cash bonus awarded to Mr. Studwell was US$300,000 in the aggregate, 50% of which was payable immediately and the remaining 50% will be paid by the end of fiscal year 2012.

Item 6.  Exhibits

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSHI COPPERWELD, INC.

Date: May 9, 2012	By:	/s/ Craig H. Studwell
Name: Craig H. Studwell
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

