Form 10-Q/A
period 2012-03-31
Fushi Copperweld, Inc.
filed 2012-06-26
CIK 710846

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

As of May 4, 2012 the registrant had 38,298,570 shares of common stock outstanding.

EXPLANATORY NOTE

This is Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (“Amendment No.1”), which was originally filed on May 10, 2012 with the Securities and Exchange Commission (the “Original 10-Q”). This Amendment No. 1 is filed solely to clarify the basis for the cash bonuses granted to Messrs. Longever and Studwell in March 2012. The Original 10-Q inaccurately linked the cash incentive award granted to Messrs. Longever and Studwell to the going private transaction.

Except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring subsequent to May 10, 2012, the filing date of the Original 10-Q.

PART II. OTHER INFORMATION

Item 5. Other Information

It has been the practice that the Compensation Committee of the Company approves, on an annual basis, the grant of long-term incentive equity awards to executive officers, which awards are primarily based upon the individual performance of the executive and, to a lesser extent, Company performance. On March 26, 2012, the Compensation Committee of the Board of Directors of the Company determined to grant each of Messrs. Longever and Studwell a cash bonus for 2012, in lieu of an equity award.

The cash bonus awarded to Mr. Longever was US$400,000 in the aggregate, 50% of which was payable immediately and the remaining 50% will be paid by the end of 2012. The cash bonus awarded to Mr. Studwell was US$300,000 in the aggregate, 50% of which was payable immediately and the remaining 50% will be paid by the end of fiscal year 2012.

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

FUSHI COPPERWELD, INC.

Date: June 26, 2012	By:	/s/ Craig H. Studwell

Name: Craig H. Studwell
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).