Form 10-Q
period 2012-06-30
Fushi Copperweld, Inc.
filed 2012-08-09
CIK 710846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number:  001-33669

FUSHI COPPERWELD, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-3140715
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

TYG Center Tower B, Suite 2601,

Dong San Huan Bei Lu Bing 2,

Beijing, PRC 100027

(Address of principal executive offices) (Zip Code)

(+1) 615.377.4183

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

As of August 3, 2012, the registrant had 38,357,952 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	USD	USD
ASSETS
Current assets:
Cash	203,289,583	200,451,902
Accounts receivable, net of allowance for doubtful accounts	72,982,058	63,978,861
Inventories	21,456,791	10,695,123
Advances to suppliers	3,328,261	6,793,904
Prepaid expenses and other current assets	1,691,162	1,332,204
Total current assets	302,747,855	283,251,994

Property, plant and equipment, net	110,027,059	117,405,523
Intangible assets, net	341,608	431,441
Land use rights	12,998,525	13,321,796
Deposits for land use rights	9,997,260	10,090,621
Goodwill	1,795,302	1,812,068
Other non-current assets	442,181	491,380
Total assets	438,349,790	426,804,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank loan	3,534,372	-
Current portion of long-term loan	650,000	650,000
Accounts payable	5,843,785	3,802,155
Amounts due to a related party	-	2,000,000
Accrued expenses and other current liabilities	14,898,769	15,880,176
Total current liabilities	24,926,926	22,332,331
Long-term loans	7,246,100	7,632,100
Deferred income tax liabilities	648,094	672,943
Total liabilities	32,821,120	30,637,374

Shareholders’ equity:
Common stock, $0.006 par value, 100,000,000 shares authorized; 38,304,570 and 38,240,438 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	229,829	229,444
Additional paid-in capital	170,184,512	169,335,522
Retained earnings	184,755,401	172,507,890
Accumulated other comprehensive income	50,358,928	54,094,593
Total shareholders’ equity	405,528,670	396,167,449
Commitments and contingencies	-	-
Total liabilities and shareholders’ equity	438,349,790	426,804,823

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
	USD	USD	USD	USD

Revenues	77,303,474	78,953,560	139,449,660	144,879,426
Cost of revenues	57,461,093	57,916,946	103,252,089	106,694,060
Gross profit	19,842,381	21,036,614	36,197,571	38,185,366

Operating expense
Selling expenses	1,811,600	1,242,285	3,430,993	2,391,809
General and administrative expenses	6,942,514	4,459,195	13,599,269	9,974,319
Total operating expenses	8,754,114	5,701,480	17,030,262	12,366,128

Income from operations	11,088,267	15,335,134	19,167,309	25,819,238

Other income (expense):
Interest income	236,701	212,071	473,410	440,925
Interest expense	(107,311)	(125,810)	(238,495)	(223,904)
Foreign currency exchange gain (losses), net	195,263	(564,823)	19,666	(919,714)
Total other income (expense)	324,653	(478,562)	254,581	(702,693)

Income before income taxes	11,412,920	14,856,572	19,421,890	25,116,545
Income tax expense	4,031,735	4,222,529	7,174,379	7,656,217

Net income	7,381,185	10,634,043	12,247,511	17,460,328

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes	(3,756,984)	4,875,845	(3,735,665)	7,531,382
Comprehensive income	3,624,201	15,509,888	8,511,846	24,991,710

Earnings per share:
Basic	0.19	0.28	0.32	0.46
Diluted	0.19	0.28	0.32	0.45

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six-Month Period Ended June 30,
	2012	2011
	USD	USD
Cash flows from operating activities:
Net cash provided by operating activities	3,211,908	20,742,356

Cash flows from investing activities:
Purchases of property, plant and equipment	(282,729)	(499,458)
Net cash used in investing activities	(282,729)	(499,458)

Cash flows from financing activities:
Proceeds from bank loans	6,721,672	-
Payment for acquisition of Jinchuan	-	(4,819,107)
Repayment of interest-free loans provided by Mr. Li Fu	(2,000,000)	20,685
Repayment of bank loans	(3,426,312)	(325,000)
Proceeds from issuance of common stock and warrants	436,466	628,495
Net cash provided by (used in) financing activities	1,731,826	(4,494,927)

Effect of foreign currency exchange rate changes on cash	(1,823,324)	3,130,934
Net increase in cash	2,837,681	18,878,905
Cash at beginning of period	200,451,902	123,000,338
Cash at end of period	203,289,583	141,879,243

Supplemental disclosure of cash flow information:
Interest paid	238,495	223,904
Income taxes paid	10,119,710	4,553,891

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation and significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the US Securities and Exchange Commission (the ‘‘SEC’’). The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements of Fushi Copperweld, Inc. (“Fushi”) and subsidiaries (the ‘‘Company’’). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended included in Fushi’s Annual Report on Form 10-K filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of June 30, 2012, the results of operations for the three-month periods ended June 30, 2012 and 2011, and the results of operations and cash flows for the six-month periods ended June 30, 2012 and 2011, have been made.

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

(b) Significant concentrations and risks

The percentage of the Company’s total revenues from customers located in the People’s Republic of China (“PRC”), United States (“US”) and other countries is as follows:

	Three-Month Period Ended June 30,
	2012		2011
	USD	%	USD	%

PRC	56,375,028	73%	62,697,867	79%
US	10,947,754	14%	11,217,668	15%
Other countries	9,980,692	13%	5,038,025	6%
Total	77,303,474	100%	78,953,560	100%

	Six-Month Period Ended June 30,
	2012		2011
	USD	%	USD	%

PRC	104,230,646	75%	112,977,854	78%
US	23,161,651	17%	22,366,315	15%
Other countries	12,057,363	8%	9,535,257	7%
Total	139,449,660	100%	144,879,426	100%

The Company expects revenues from customers located in the PRC and US to continue to represent a substantial portion of its revenues in the future. Any factors adversely affecting the bimetallic wire sector in the PRC and US will have a material adverse effect on the Company’s business, financial position and results of operations.

The Company purchases raw materials from a limited number of suppliers. In the aggregate, five major suppliers provided approximately 62% and 63% of the Company’s raw materials for the six-month periods ended June 30, 2012 and 2011, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating. As of June 30, 2012 and December 31, 2011, the Company placed 93% and 88% of its total cash, respectively, with Industrial and Commercial Bank of China, a large state-owned bank in China. Bank deposits placed in financial institutions in the PRC are uninsured by the government authority.

Note–2 - Principles of Consolidation

The consolidated financial statements include the financial statements of Fushi, its wholly-owned subsidiaries and consolidated variable interest entity (“VIE”), in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated on consolidation.

Fushi has no direct or indirect legal ownership interest in Dalian Fushi Bimetallic Manufacturing Co., Ltd.( “Dalian Fushi” ). The legal registered capital interests of Dalian Fushi are held by four individuals as nominee shareholders. Through a series of contractual agreements, including the Entrusted Management Agreement, the Voting Proxy Agreement, the Share Pledge Agreement and Exclusive Option Agreement (collectively, the “VIE Agreements”) among Fushi International (Dalian) Bimetallic Cable Co., Ltd. (“Fushi International”), Dalian Fushi and its shareholders, Fushi, through Fushi International, has a controlling financial interest in Dalian Fushi. The Company holds an exclusive call option to acquire Dalian Fushi for nil consideration and has provided financing to Dalian Fushi. Dalian Fushi holds the titles to an office building and land use rights in Dalian on behalf of the Company and does not conduct any business operation.

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

Under the terms of the VIE Agreements, the Company (i) is irrevocably appointed by the nominee shareholders of Dalian Fushi with the exclusive right to exercise the shareholder’s voting rights of Dalian Fushi, (ii) has the right to independently manage Dalian Fushi’s business, including appointing all directors to its board of directors, and management, (iii) has the right to receive Dalian Fushi’s profits and bear its losses, (iv) has the right to dispose all assets of Dalian Fushi, and (v) the option to acquire 100% of the registered capital interests in Dalian Fushi for nil consideration.

The assets and liabilities of Dalian Fushi as of June 30, 2012 and December 31, 2011, and revenues and net loss of Dalian Fushi for the three and six-month periods ended June 30, 2012 and 2011 are as follows:

	June 30, 2012	December 31, 2011
	USD	USD

Property, plant and equipment, net	43,543,093	45,529,419
Land use rights	5,170,663	5,282,596
Other assets	323,029	404,539
Total assets	49,036,785	51,216,554

Amounts due to Fushi International (i)	24,362,068	24,482,686
Other liabilities	684,214	512,857
Total liabilities	25,046,282	24,995,543

(i)	This amount is eliminated on consolidation.

	Three-Month Period Ended June 30,
	2012	2011
	USD	USD

Revenues	-	-
Net loss	(1,011,181)	(880,431)

	Six-Month Period Ended June 30,
	2012	2011
	USD	USD

Revenues	-	-
Net loss	(1,998,261)	(1,675,609)

Risks and uncertainties of the VIE Agreements

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

In the opinion of management, based on the legal opinion obtained from the Company’s PRC legal counsel, the above contractual arrangements are legally binding and enforceable and do not violate current PRC laws and regulations. However, there are uncertainties regarding the interpretation and application of existing and future PRC laws and regulations. Accordingly, the Company cannot be assured that PRC regulatory authorities will not ultimately take a contrary view to its opinion. If the VIE Agreements are found to be in violation of any existing or future PRC laws and regulations, the Company may lose its controlling financial interests in Dalian Fushi and would no longer be able to consolidate the financial position and results of Dalian Fushi in the Company’s consolidated financial statements. In the opinion of management, the likelihood of loss in respect of the Company’s VIE Agreements is remote based on current facts and circumstances.

All the equity (net assets) and profits (losses) of Dalian Fushi are attributed to the Company. Therefore, no non-controlling interest in Dalian Fushi is presented in the Company’s consolidated financial statements.

Note–3 - Accounts receivable

Accounts receivable consist of the following:

	June 30, 2012	December 31, 2011
	USD	USD

Trade receivables	73,592,417	64,543,940
Allowance for doubtful accounts	(610,359)	(565,079)
Accounts receivable, net	72,982,058	63,978,861

Accounts receivable from one customer exceeded 10% of the Company’s net accounts receivable, which amounted to USD 7,617,314 and USD 6,645,151 as of June 30, 2012 and December 31, 2011, respectively.

Note–4 – Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
	USD	USD

Raw materials	9,284,249	3,957,385
Work in progress	3,992,285	2,541,754
Finished goods	8,180,257	4,195,984
Total inventories	21,456,791	10,695,123

Note–5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	June 30, 2012	December 31, 2011
	USD	USD

Plant and buildings	66,427,765	66,993,046
Machinery and equipment	94,327,785	94,777,398
Office equipment and furniture	1,613,708	1,615,393
Motor vehicles	4,733,717	4,777,698
Construction in progress	2,486,355	2,526,016
Total property, plant and equipment	169,589,330	170,689,551
Less: accumulated depreciation	(59,562,271)	(53,284,028)
Property, plant and equipment, net	110,027,059	117,405,523

Depreciation expense was USD 3,351,804 and USD 3,289,831 for the three-month periods ended June 30, 2012 and 2011, respectively, and USD 6,713,866 and USD 6,568,508 for the six-month periods ended June 30, 2012 and 2011, respectively. Nil interest expenses have been capitalized during the three-month and six-month period ended June 30, 2012 and 2011.

Note 6 - Deposits for land use rights

In October 2010, the Company paid RMB63,442,960 to the Managing Committee of China Yixing Industrial Park for Environmental Science & Technology, a government organization, in advance to acquire the land use right on a piece of land of approximately 151,040 square meters in Yixing, Jiangsu province of the PRC. The Company plans to establish an operating facility in the area for the manufacture and sale of bilmetallic wire products in Southeast China. As of June 30, 2012, the Company has not obtained the title to the land use right because the administrative procedures, including obtaining governmental approvals, have not been completed. The prepayment was recorded in deposits for land use right in the consolidated balance sheets as of June 30, 2012 and December 31, 2011 and will be reclassified to land use rights once the Company obtains the title to the land use right. The Company believes that the deposits will be refunded or used as payment for another equivalent piece of land if the title to the land use right cannot be obtained.

Note 7 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Note	June 30, 2012	December 31, 2011
		USD	USD

Accrued payroll		2,181,473	2,459,681
Income tax payable		4,936,838	7,966,202
Value-added tax payable		705,581	1,577,727
Others	(a)	7,074,877	3,876,566
Total accrued expenses and other current liabilities		14,898,769	15,880,176

 (a) Others mainly represent construction payable, accrued professional service fee in connection with the Company’s going private transaction and accrued shipping costs.

Note 8 - Loans and revolving line of credit

Loans consist of the following:

Name of lender	June 30, 2012	December 31, 2011
	USD	USD

BNP Paribas Fortis Bank short-term loan	3,534,372	-
Regions bank term loan – current portion	650,000	650,000

Regions bank term loan – noncurrent portion	4,712,500	5,037,500
Walloon Region loan	2,533,600	2,594,600
Long-term loans	7,246,100	7,632,100

Repayment of principal of long-term loans for each of the five years following June 30, 2012 is as follows:

Amount
USD

Period from July 1, 2012 to December 31, 2012	325,000
Years ending December 31,
2013	650,000
2014	6,921,100
2015	-
2016	-
2017	-
Total	7,896,100

As of June 30, 2012 and December 31, 2011, the Company had no balance under the $4.5 million revolving credit facility of with Regions Bank.

In 2011, Copperweld Bimetallics Europe SPRL and Copperweld Tubing Europe SPRL entered into a credit facility agreement with BNP Paribas Fortis Bank, pursuant to which the bank has provided (i) a credit facility up to €2,000,000 for Copperweld Bimetallics Europe SPRL and (ii) a credit facility up to €8,000,000 for Copperweld Tubing Europe SPRL. The credit facilities expire on October 31, 2012. This type of credit facility is typically offered on an annually renewable basis. The Company intends to renew these credit facilities and has commenced discussions with the lender to do so. The amount that can be drawn from each credit facility is based on the respective amount of eligible inventories and receivables of Copperweld Bimetallics Europe SPRL and Copperweld Tubing Europe SPRL. The credit facilities are substantially secured by the business of Copperweld Bimetallics Europe SPRL and Copperweld Tubing Europe SPRL and guaranteed by Fushi. Pursuant to the credit facility agreement, there is a commitment fee of 0.2% per quarter on the unused amount of the facility.

In the second quarter of 2012, Copperweld Bimetallics Europe SPRL withdrew €400,000 ($519,048) under credit facility agreement. Also, in the second quarter of 2012, Copperweld Tubing Europe SPRL withdrew a total of €4,780,000 ($6,202,624) under its credit facility agreement and repaid €2,390,000 ($3,101,312). Both short-term borrowings mature and expire at various times within one year.

As of June 30, 2012, Copperweld Bimetallics Europe SPRL has unused credit facility of €1,600,000 ($2,026,880) and Copperweld Tubing Europe SPRL has unused credit facility of €5,610,000 ($7,106,748).

Note 9 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011
	USD	USD	USD	USD
Numerator:
Net income	7,381,185	10,634,043	12,247,511	17,460,328
Net income attributable to participating securities - nonvested shares	(16,918)	(31,084)	(28,073)	(51,038)
Net income for basic and diluted earnings per share	7,364,267	10,602,959	12,219,438	17,409,290
Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding Plus:	38,297,328	38,203,638	38,269,390	38,177,878
Warrants	-	-	-	6,824
Stock options	45,953	64,072	55,286	90,924
Denominator for diluted earnings per share	38,343,281	38,267,710	38,324,676	38,275,626
Earnings per share
Basic	0.19	0.28	0.32	0.46
Diluted	0.19	0.28	0.32	0.45

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month and six-month periods ended June 30, 2012 and 2011, respectively, because their effects are anti-dilutive:

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2012	2011	2012	2011

Shares issuable upon exercise of stock options	618,525	1,046,520	618,525	1,046,520
Shares issuable upon exercise of warrants	-	100,000	-	100,000

 Note 10 – Income tax

The effective income tax rates for the three-month periods ended June 30, 2012 and 2011 were 35% and 28%, respectively. The effective income tax rates for the six-month periods ended June 30, 2012 and 2011 were 37% and 30%, respectively. The effective income tax rates for the three-month and six-month periods ended June 30, 2012 differ from the PRC statutory income tax rate of 25% primarily due to the recognition of valuation allowances for deferred income tax assets relating to the entities which were in cumulative loss positions.

As of June 30, 2012 and December 31, 2011, full valuation allowances of USD 11,023,643 and USD 8,763,199 were provided against the deferred income tax assets arising from tax loss carryforwards and deductible temporary differences of entities which were in cumulative loss positions.

As of and for the six-month period ended June 30, 2012, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

Note 11 – Commitments and contingencies

(1)	On November 3, 2010, the Company’s Board of Directors received a proposal from its Chairman and Chief Executive Officer, Mr. Li Fu ("Mr. Fu") and Abax Global Capital (Hong Kong) Limited on behalf of funds managed by it and its affiliates ("Abax") for Mr. Fu and Abax to acquire all of the outstanding shares of common stock of Fushi not currently owned by Mr. Fu, Abax and their respective affiliates in a going private transaction for $11.50 per share in cash, subject to certain conditions (the “Initial Fu Proposal”). According to the proposal letter, Mr. Fu and Abax will form an acquisition vehicle for the purpose of completing the acquisition and plan to finance the acquisition with a combination of debt and equity capital. The proposal letter states that the equity portion of the financing would be provided by Mr. Fu, Abax and related sources. A Special Committee of the Company’s Board of Directors, comprised solely of independent directors (the “Special Committee”), has retained BofA Merrill Lynch as its financial advisor and Gibson, Dunn & Crutcher LLP as its legal advisor to assist the Special Committee in its consideration of the Fu Proposal. On November 17, 2011, the Special Committee received a revised proposal from Mr. Fu and Abax for $9.25 per share in cash, subject to certain conditions, which was further revised by a proposal on December 28, 2011 from Mr. Fu, Abax and TPG Growth Asia, Inc. (an affiliate of TPG Capital, L.P.) ("TPG"), for $9.50 per share, subject to certain conditions (the “Current Fu Proposal”). On May 25, 2012, TPG delivered a letter to the Special Committee indicating that it was no longer interested in participating in an acquisition of the Company. According to the Current Fu Proposal, Mr. Fu and Abax plan to finance the acquisition with a senior term loan from China Development Bank Corporation and the proceeds from an equity investment from Abax and an equity investment from Mr. Fu and his affiliates. On June 26, 2012, the Special Committee and the Company’s Board of Directors approved an Agreement and Plan of Merger (the “Merger Agreement”), which was subsequently executed on June 28, 2012. See Note 14.

Shareholder class action complaints have been filed in Nevada against Fushi and certain officers and directors in connection with the Initial Fu Proposal in November 2010. In the complaints, the plaintiffs alleged that the consideration in the proposal was grossly inadequate. The complaint sought, among other relief, to enjoin defendants from consummating the Initial Fu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. There are no definite claims for damages, though the plaintiffs claim that the proposed offer price in the Initial Fu Proposal is unfair. The Company believes the allegation is without merit and the Company has viable defenses to the allegations. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of June 30, 2012 since the possible loss or range of loss cannot be reasonable estimated.

(2)	Shareholder class action complaints have been filed against Fushi and certain of its present and former officers and directors in connection with the Company's restatement of its consolidated financial statements for the years ended December 31, 2007, 2008 and 2009, and the unaudited condensed consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010. In the complaint, the plaintiff seeks damages in an unspecified amount on behalf of a putative class of persons and entities who purchased the Company's common stock between August 14, 2007 and March 29, 2011. The plaintiff alleges that the Company's financial statements for the aforementioned periods contain material misstatements and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes the allegation is without merit and the Company has viable defenses to the allegations. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of June 30, 2012 since the possible loss or range of loss cannot be reasonable estimated.

(3)	Pursuant to the agreement between the Company and Nexans Deutschland Industries GmbH & Co. KG (“Nexans”), certain sales of the Company’s CCA products are subject to royalty payments to Nexans, which are expensed as incurred. Royalty expenses are insignificant for all the periods presented.

(4)	On September 29, 2011, the Company obtained the approval from the Commercial Court of Liege in Belgium for a lease agreement (“Belgium Lease Agreement”), pursuant to which the Company leased land, buildings and equipments from the court appointed receivers of Leaf Business Holdings, an entity in bankruptcy in Leige, Belgium. Leaf Business Holdings was engaged in casting, cold folding, cold rolling and drawing non-ferrous metals, primarily copper, before its liquidation. The lease agreement is effective from October 1, 2011 to December 31, 2014. The monthly rental fee is €8,333 ($10,810) from October 1, 2011 to December 31, 2011 and €16,200 ($20,522) thereafter through December 31, 2014. Future minimum lease payment under this agreement is €97,200 ($123,133) for the six-month period ending December 31, 2012 and €194,400 ($246,266) for each of the two-year ending December 31, 2013 and 2014.

The Company has an option to purchase the leased assets for a total consideration of €5,750,000 ($7,284,100) (the “Option Exercise Price”). If the option to purchase is exercised before December 31, 2012, the Option Exercise Price will be reduced by an amount equal to half of the accumulated rental fees from October 1, 2011 to the exercise date of the option. If the option to purchase is exercised between January 1, 2013 and December 31, 2014, the Option Exercise Price will be reduced by an amount equal to a quarter of the accumulated rental fees from October 1, 2011 to the exercise date of the option.

Note 12 - Segment Information

The segment information is as follows:

	Three–Month Period Ended June 30, 2012
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	57,162,408	20,141,066	77,303,474
Intersegment revenues	565,450	-	565,450
Depreciation and amortization	3,027,348	467,856	3,495,204
Segment operating income	14,423,556	651,728	15,075,284

	Three–Month Period Ended June 30, 2011
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	63,829,023	15,124,537	78,953,560
Intersegment revenues	735,801	-	735,801
Depreciation and amortization	2,916,592	483,708	3,400,300
Segment operating income	16,547,047	672,211	17,219,258

	Six–Month Period Ended June 30, 2012
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	105,018,026	34,431,634	139,449,660
Intersegment revenues	812,359	-	812,359
Depreciation and amortization	6,071,863	929,348	7,001,211
Segment operating income	25,595,220	139,553	25,734,773

	Six–Month Period Ended June 30, 2011
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	115,120,722	29,758,704	144,879,426
Intersegment revenues	1,427,111	-	1,427,111
Depreciation and amortization	5,857,540	968,208	6,825,748
Segment operating income	28,837,140	1,200,107	30,037,247

Reconciliation of segment operating income to consolidated income before income taxes is as follows:

	Three-Month Period Ended June 30,
	2012	2011
	USD	USD

Total segment operating income	15,075,284	17,219,258
Corporate operating expenses *	(3,987,017)	(1,884,124)
Interest income	236,701	212,071
Interest expense	(107,311)	(125,810)
Other expense, net	195,263	(564,823)
Consolidated income before income taxes	11,412,920	14,856,572

	Six-Month Period Ended June 30,
	2012	2011
	USD	USD

Total segment operating income	25,734,773	30,037,247
Corporate operating expenses *	(6,567,464)	(4,218,009)
Interest income	473,410	440,925
Interest expense	(238,495)	(223,904)
Other expense, net	19,666	(919,714)
Consolidated income before income taxes	19,421,890	25,116,545

* Corporate operating expenses are expenses shared between the PRC segment and the US segment, including business administration and management, corporate marketing, and corporate accounting and human resources expenses.

Note 13 - Related Party Transactions

In December 2011, Mr. Li Fu advanced $2,000,000 to Fushi to facilitate timely payment of certain expenses of Fushi. The advance is non-interest bearing and was due on demand. In January 2012, $1,800,000 was repaid to Mr. Fu by Fushi in cash. In March 2012, the remaining balance of $0.2 million was repaid to Mr. Fu by Fushi International in RMB cash by using the prevailing foreign exchange rate of USD against RMB on the repayment date. The imputed interest of the advance was insignificant.

For the six-month period ended June 30, 2012 and 2011, the Company rented an office of approximately 800 square meters in Beijing from Mr. Fu free of charge. The quarterly amount of rental fee based on quoted price for similar facilities was $68,390. The Company recognized an expense of $136,780 and a corresponding amount to additional paid in capital for the six-month period ended June 30, 2012 and 2011, respectively.

Note 14- Proposed Merger

On June 28, 2012, the Company entered into the Merger Agreement with Green Dynasty Holdings Limited, a Cayman Islands exempted company (“Holdco”), Green Dynasty Limited, a Cayman Islands exempted company wholly owned by Holdco (“Parent”) and Green Dynasty Acquisition, Inc., a Nevada corporation wholly owned by Parent (“Merger Sub”). Holdco is an entity controlled by Mr. Fu, Chairman and Co-CEO of the Company.

Pursuant to the Merger Agreement, at the effective time of the merger, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent. Each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger (the “Shares”) will be converted into the right to receive $9.50 in cash without interest. Shares held in the treasury of the Company or owned, directly or indirectly, by Parent, Merger Sub, or any wholly owned subsidiary of the Company immediately prior to the effective time of the merger will be cancelled without consideration. Shares of the Company’s common stock beneficially owned by Mr. Fu and his affiliates and affiliates of Abax, will be cancelled for no consideration, because these parties are contributing their shares to Parent in exchange for ownership interests in Holdco. Each then-outstanding option to purchase shares of the Company’s common stock granted under any equity plan of the Company, whether or not vested or exercisable, will become fully vested and exercisable, contingent upon the occurrence of the merger, and will be converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of the merger consideration of $9.50 per share over the applicable exercise price per share of such stock option and (ii) the number of shares of the Company’s common stock such holder could have purchased had such holder exercised such stock option in full immediately prior to the effective time of the merger. Each then-outstanding nonvested share of the Company’s common stock granted under any equity plan of the Company, will vest in full, contingent upon the occurrence of the merger (and all restrictions thereon will immediately lapse), and be converted at the effective time into the right to receive an amount in cash equal to $9.50.

The Company’s Board of Directors, acting upon the unanimous recommendation of the Special Committee approved the Merger Agreement and has recommended that the Company’s stockholders vote to approve the Merger Agreement.

The Merger Agreement must be approved by the holders of (i) at least a majority of the combined voting power of the outstanding shares of the Company’s common stock, and (ii) at least 60% of the combined voting power of the outstanding shares of the Company’s common stock not beneficially owned by the buyer group, which is comprised of Parent, Merger Sub, Holdco, Mr. Fu and his affiliates, and Abax and its affiliates, and any affiliate of any buyer group member.

The financing for the merger contemplated by the Merger Agreement will be obtained through (i) a facility agreement, dated June 27, 2012, by and between Parent and China Development Bank Corporation Hong Kong Branch (“CDB”) pursuant to which CDB will provide a term loan facility of up to $185 million to Parent; (ii) an equity commitment letter, dated as of June 28, 2012, by and between Abax and Holdco pursuant to which Abax will provide equity financing of $30 million to Holdco; and (iii) an equity commitment letter, dated as of June 28, 2012, by and between Mr. Fu and Holdco pursuant to which Mr. Fu will provide equity financing of $45 million to Holdco.

As of June 30, 2012, the Company recorded a total merger cost of $4.5 million consisting of investment banking, legal and other costs associated with the proposed merger. The merger cost is recorded in general and administration expenses when incurred.

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

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. In the second quarter of 2012, our products were sold to 197 customers in 33 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi TM ,” and sell primarily to cable manufacturers and, to a lesser extent, through distributors or sales agents to cable manufacturers.

Although we are engaged in one line of business, as a result of different markets primarily served by each of our manufacturing facilities and significant differences in the operating results among each of our facilities, we manage our worldwide operations based on two geographic segments: 1) “PRC” which consists of our facilities located in the People’s Republic of China (PRC) and 2) “US” which consists of our Fayetteville, Tennessee (US), Telford, England (UK) and Liege, Belgium (EU) facilities. We have combined our US, UK and EU operations as one segment since the UK and EU operating results are consolidated into the US operating company for our chief decision maker to review. Furthermore, the nature of our products, services and production processes at our US, UK and EU facilities, along with the customer base, methods to distribute products and services are nearly identical.

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
15

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

We manufacture, market and distribute bimetallic conductors (two-metal conductors). These bimetallic conductors are primarily CCA and CCS. These conductors have either aluminum or steel cores, surrounded by an outer layer of pure copper, resulting in a composite bimetallic conductor. The copper sheath, through our processing methods, is metallurgically “bonded” to the core metal. The amount of copper-metal used in cladding the core-metal varies widely, and is based on customers’ needs. However, bimetallic conductors can reduce the amount of copper used by as much as 90% by volume, or 73% by weight which is a considerable cost savings to the company and our customers. For many applications, bimetallic conductors offer significant advantages over copper wire. End-user manufacturers in the wire and cable industry have increasingly pursued and considered alternative technologies such as bimetallics due to performance and economic considerations. Relative to traditional copper conductors, bimetallic conductors offer greater value to a variety of customers. Because of the benefits of bimetallic conductors, we believe there are substantial opportunities to capture increased market share in applications that have historically been dominated by solid copper wire.

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

On June 28, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Green Dynasty Holdings Limited, a Cayman Islands exempted company (“Holdco”), Green Dynasty Limited, a Cayman Islands exempted company wholly owned by Holdco (“Parent”) and Green Dynasty Acquisition, Inc., a Nevada corporation wholly owned by Parent (“Merger Sub”). Holdco is an entity controlled by Mr. Fu, Chairman and Co-CEO of the Company.

Pursuant to the Merger Agreement, at the effective time of the merger, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent. Each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger (the “Shares”) will be converted into the right to receive $9.50 in cash without interest. Shares held in the treasury of the Company or owned, directly or indirectly, by Parent, Merger Sub, or any wholly owned subsidiary of the Company immediately prior to the effective time of the merger will be cancelled without consideration. Shares of our common stock beneficially owned by Mr. Fu and his affiliates and affiliates of Abax, will be cancelled for no consideration, because these parties are contributing their shares to Parent in exchange for ownership interests in Holdco. Each then-outstanding option to purchase shares of the Company’s common stock granted under any equity plan of the Company, whether or not vested or exercisable, will become fully vested and exercisable, contingent upon the occurrence of the merger, and will be converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of the merger consideration of $9.50 per share over the applicable exercise price per share of such stock option and (ii) the number of shares of the Company’s common stock such holder could have purchased had such holder exercised such stock option in full immediately prior to the effective time of the merger. Each then-outstanding nonvested share of the Company’s common stock granted under any equity plan of the Company, will vest in full, contingent upon the occurrence of the merger (and all restrictions thereon will immediately lapse), and be converted at the effective time into the right to receive an amount in cash equal to $9.50.

The Company’s Board of Directors, acting upon the unanimous recommendation of the Special Committee approved the Merger Agreement and has recommended that the Company’s stockholders vote to approve the Merger Agreement.

The Merger Agreement must be approved by the holders of (i) at least a majority of the combined voting power of the outstanding shares of our common stock, and (ii) at least 60% of the combined voting power of the outstanding shares of the Company’s common stock not beneficially owned by the buyer group, which is comprised of Parent, Merger Sub, Holdco, Mr. Fu and his affiliates, and Abax and its affiliates, and any affiliate of any buyer group member.

Highlights for the three months ended June 30, 2012 include:

•	Product shipped was 10,393 MT compared to 10,292 MT in the second quarter of 2011;
•	Revenues were $77.3 million compared to $79.0 million in the second quarter of 2011;
•	Gross profit was $19.8 million, or 25.7% of revenues, compared to $21.0 million, or 26.6% of revenues, in the second quarter of 2011;
•	Income from operations was $11.1 million, or 14.3% of revenues, compared to $15.3 million, or 19.4% of revenues, in the second quarter of 2011;
•	Net income was $7.4 million, or $0.19 per diluted share, compared to net income of $10.6 million, or $0.28 per diluted share, in the second quarter of 2011;
•	Cash position of $203.3 million at June 30, 2012, compared to $200.5 million at December 31, 2011.

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

In addition to these macro-level trends, the Company is presented with opportunities brought by the addition of CCS cladding capacity at our Dalian facility. We believe this equipment is the first large-scale, high quality CCS cladding capacity in Asia. We continue to educate the PRC and other Asian markets on the benefits of CCS for the telecommunication, utilities, and transportation market in anticipation of large-scale production of 8,200 MT of annual CCS capacity at our Dalian facility in fiscal year 2012. Initially, we intend to focus our CCS efforts on capturing market share in the CATV drop cable market. According to the 12th Five-year Program Outline by the Optical and Electrical Cable Association of China, approximately 8,000,000 kilometers of CATV drop cable was manufactured in the PRC in 2009. This amount of CATV cable represents the equivalent of approximately 50,000 MT of CCS center conductor, and to-date has been primarily supplied by local Copper-plated Steel (CPS) manufacturers. We believe CPS to be an inferior product compared to CCS, and the absence of local, affordably priced CCS manufacturers in the PRC results in CATV manufacturers choosing CPS in their production process. As we introduce CCS production, we expect those market dynamics to shift to be more in-line with those of developed markets, where CCS is the preferred center conductor of choice for CATV drop cable.

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

We actively seek to identify and promptly respond to key economic and industry trends in order to capitalize on expanding niche markets for our products, and possibly entering into new markets both down and up stream, in order to achieve better returns.  We believe we have the resources, technology, working capital and capacity to meet growing market demands.  Over the long-term, we believe that we are well positioned to benefit from the growth opportunities presented by infrastructure projects throughout the world.

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of US dollars:

	Three Months Ended			Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2012	2011	%	2012	2011	%
Revenues	$77.3	$79.0	-2.2%	$139.4	$144.9	-3.8%
Gross profit	19.8	21.0	-5.7%	36.2	38.2	-5.2%
Selling, general and administrative expenses	8.7	5.7	52.6%	17.0	12.4	37.1%
Income from operations	11.1	15.3	-27.5%	19.2	25.8	-25.6%
Income before income taxes	11.4	14.8	-23.0%	19.4	25.1	-22.7%
Income tax expense	(4.0)	(4.2)	-4.8%	(7.2)	(7.6)	-5.3%
Net income	$7.4	$10.6	-30.2%	$12.2	$17.5	-30.3%

Three Months Ended June 30, 2012 compared to three months ended June 30, 2011:

Revenues from external customers by segment

The following tables set forth revenues from external customers in millions of US dollars and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentage)	Three Months Ended June 30,
	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
PRC	$57.2	74.0%	$63.9	80.9%	$(6.7)	-10.5%
US	20.1	26.0%	15.1	19.1%	5.0	33.1%
Total revenues	$77.3	100.0%	$79.0	100.0%	$(1.7)	-2.2%

(in MTs, except	Metric Tons Sold
percentage	Three Months Ended June 30,
	2012		2011		Change in	Change in
	MT	%	MT	%	MT	%
PRC *	7,397	71.2%	7,889	76.7%	(492)	-6.2%
US	2,996	28.8%	2,403	23.3%	593	24.7%
Total sales volume	10,393	100.0%	10,292	100.0%	101	1.0%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Revenues for the second quarter of 2012 were $77.3 million, a decrease of 2.2% from $79.0 million in same quarter of the prior year.. The decrease was primarily due to lower raw material prices in the second quarter of 2012 compared to that of 2011.

The PRC segment experienced a decrease of 10.5% in revenues in the second quarter of 2012, which is primarily due to a 6.2% decrease in quantities sold. The lower volume shipped in the PRC segment in the second quarter of 2012 was mainly the result of weaker telecom demand in China, due to a slowdown in the 3G build out in the PRC. In addition, the appreciation of the average exchange rate of RMB against USD in the second quarter of 2012 compared with the same period of 2011 has also attributed to a 2.7% or $1.5 million increase in revenue as a result of translating PRC entities’ revenue denominated in RMB to USD.

The US segment experienced an increase of 33.1% in revenues in the second quarter of 2012 compared to the same period of 2011. The increase is primarily due to a 24.7% increase in quantities sold which is partially contributed by the newly operated entity in Liege, Belgium in 2012.

Revenues by industry

The following table presents the breakdown of revenues in millions of US dollars by industry:

	Revenues
(in millions, except	Three Months Ended June 30,
percentage)	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
Telecommunication	$20.1	26.0%	$24.5	31.0%	$(4.4)	-18.0%
Utility	51.7	66.9%	51.4	65.1%	0.3	0.6%
Transportation	1.0	1.3%	0.9	1.1%	0.1	11.1%
Other	4.5	5.8%	2.2	2.8%	2.3	104.5%
Total revenues	$77.3	100.0%	$79.0	100.0%	$(1.7)	-2.2%

The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

(in MTs, except	Metric Tons Sold Three Months Ended June 30,
percentage	2012		2011		Change in	Change in
	MT	%	MT	%	MT	%
Telecommunication	3,253	31.3%	3,838	37.3%	(585)	-15.2%
Utility *	6,315	60.8%	5,809	56.4%	506	8.7%
Transportation	133	1.3%	99	1.0%	34	34.3%
Other	692	6.6%	546	5.3%	146	26.7%
Total sales volume	10,393	100.0%	10,292	100.0%	101	1.0%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

In the second quarter of 2012, our sales to the telecommunication markets decreased by 585 metric tons, or 15.2%, compared to the same period of 2011, which was primarily a continued slowdown in telecommunication infrastructure build out in the PRC and US.

Our sales to utility markets increased by 506 metric tons, or 8.7%, in the second quarter of 2012 compared to the second quarter of 2011 as we continued shift our sales to utility customers. We expect modest growth in utilities-related sales in 2012 as a result of our business development efforts as well as ongoing adoption trends elsewhere in Europe and Asia.

Capacity and Output

The following table summarizes installed cladding capacities per annum and metric ton sold by products in the second quarter of 2012:

	Three Months Ended June 30, 2012
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	40,000	7,305	12,400	650
CCS	8,200	4	16,300	2,132
Total	48,200	7,309	28,700	2,782

Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

(in MTs, except	Metric Tons Sold
percentage	Three Months Ended June 30,
	2012		2011		Change in	Change in
	MT	%	MT	%	MT	MT
CCA	7,955	76.5%	8,425	81.9%	(470)	-5.6%
CCS	2,136	20.6%	1,711	16.6%	426	24.9%
Others	302	2.9%	156	1.5%	145	92.9%
Total sales volume *	10,393	100.0%	10,292	100.0%	101	1.0%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Sales volume of CCA in our PRC segment decreased by 4.9%, or 375 metric tons in the second quarter of 2012 compared to the same period of 2011 due to the slowdown of the PRC’s 3G build out. Sales volume of CCA in our US segment decreased by 12.8%, or 95 metric tons in the second quarter of 2012 compared to the same period of 2011.

Sales volume of CCS in our US segment increased by 31.2%, or 507 metric tons in the second quarter of 2012 compared to the same period of 2011 primarily due to incremental sales from our Liege facility, which started sales in the second quarter of 2012.

Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$19.8	$21.0	$(1.2)	-5.7%
Gross Margin	25.7%	26.6%		-0.9%

Gross profit decreased 5.7% to $19.8 million from $21.0 million in the second quarter of 2011. As a percentage of revenues, gross margin decreased to 25.7% in the second quarter of 2012 from 26.6% in the same period in 2011. The decreased gross margin was mainly due to lower metric tons shipped in our PRC segment which has a higher margin than our US segment. In addition, the lower than average gross margin of our Belgian tubing facility, which started sales in the second quarter of 2012, also contributed to the decrease in gross margin.

Selling Expenses

	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Selling Expenses	$1.8	$1.2	$0.6	50.0%
as a percentage of revenues	2.3%	1.5%		0.8%

Selling expenses were $1.8 million in the quarter ended June 30, 2012, an increase of 50.0%, or $0.6 million compared to the same period in 2011. As a percentage of revenues, selling expenses increased from 1.5% in the second quarter of 2011 to 2.3 % in the second quarter of 2012. The increase in selling expenses was primarily related to expenses occurred in our newly established Liege facility and our ongoing efforts in business development activities.

General and Administrative Expenses

	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$6.9	$4.5	$2.4	53.3%
as a percentage of revenues	8.9%	5.7%		3.2%

General and administrative (G&A) expenses were $6.9 million in the second quarter of 2012 compared to $4.5 million in the same period in 2011, representing an increase of 53.3%, or $2.4 million. The increase in G&A expenses was mainly due to increased cost of $1.8 million in expenses during the second quarter of 2012, related to the proposed going-private transaction compared to the same period in 2011.

Income from operations

The following table sets forth income from operations by segment, in millions of dollars:

(in millions, except percentage)	Three Months Ended June 30,
	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
PRC	$14.4	129.7%	$16.5	107.8%	$(2.1)	-12.7%
US	$0.7	6.3%	$0.7	4.6%	$-	-%
Segment income from operations	$15.1	136.0%	$17.2	112.4%	$(2.1)	-12.2%
Corporate expenses	$(4.0)	-36.0%	$(1.9)	-12.4%	$(2.1)	110.5%
Total income from operations	$11.1	100.0%	$15.3	100.0%	$(4.2)	-27.5%

Total income from operations was $11.1 million in the quarter ended June 30, 2012 compared to $15.3 million in the same period of 2011, representing a decrease of 27.5%, or $4.2 million. The decrease was primarily due to a lower gross profit driven by less quantities sold in the PRC and higher selling and G&A expenses.

Other Income (Expense)

Interest income (expenses)

	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$0.2	$0.2	$-	-%
Interest Expenses	$(0.1)	$(0.1)	$-	-%
Net Interest Income (Expenses)	$0.1	$0.1	$-	-%
as a percentage of revenues	0.1%	0.1%		-%

Net interest income was stable in the second quarter of 2012 compared to the same period of 2011.

Income Taxes

	Three Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$11.4	$14.8	$(3.4)	-23.0%
Income Tax Expense	4.0	4.2	(0.2)	-4.8%
Effective income tax rate	35.1%	28.4%		6.7%

The effective income tax rate was 35.1% in the second quarter of 2012, compared to 28.4% in the same quarter of last year. The higher effective tax rate was mainly due to the increased provision of full valuation allowance for the deferred income tax assets in loss-making entities in US, Europe and PRC.

Our PRC subsidiaries have a cash balances of $198 million as of June 30, 2012 which is planned to be permanently reinvested in the PRC. Distributions from our PRC subsidiaries are subject to US federal income tax of 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of $287 million and $269 million as of June 30, 2012 and December 31, 2011, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

Net Income

As a result of the above factors, we had net income of $7.4 million in the second quarter of 2012 compared to net income of $10.6 million in the same quarter of 2011.

Six Months Ended June 30, 2012 compared to six months ended June 30, 2011:

Revenues from external customers by segment

The following tables set forth revenues from external customers in millions of US dollars and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentage)	Six Months Ended June 30,
	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
PRC	$105.0	75.3%	$115.1	79.4%	$(10.1)	-8.8%
US	34.4	24.7%	29.8	20.6%	4.6	15.4%
Total revenues	$139.4	100.0%	$144.9	100.0%	$(5.5)	-3.8%

(in MTs, except	Metric Tons Sold
percentage	Six Months Ended June 30,
	2012		2011		Change in	Change in
	MT	%	MT	%	MT	%
PRC *	13,477	72.0%	14,621	75.8%	(1,144)	-7.8%
US	5,244	28.0%	4,668	24.2%	576	12.3%
Total sales volume	18,721	100.0%	19,289	100.0%	(568)	-2.9%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Revenues were $139.4 million in the first half year of 2012, a decrease of $ 5.5 million, or 3.8%, compared to $ 144.9 million in the same period of last year, which was primarily due to slightly lower sales volume and lower copper price in the first half of 2012 compared to the same period of 2011

The PRC segment experienced a decrease of 8.8 % in revenues for the six months ended June 30, 2012, which is primarily due to a 7.8% decrease in quantities sold and 1.1% decrease in average selling prices of copper-clad products as a result of lower raw material prices. In addition, the appreciation of the average exchange rate of RMB against USD in the first half of 2012 compared with the same period of 2011 has also attributed to a 3.4% or $3.5 million increase in revenue as a result of translating PRC entities’ revenue denominated in RMB to USD.

The US segment experienced an increase of 15.4% in revenues for the six months ended June 30, 2012 compared to that of 2011. The increase is primarily due to a 12.3% increase in quantities sold which is partially due to the newly operated entity in Liege, Belgium in 2012.

Revenues by industry

The following table presents the breakdown of revenues in millions of US dollars by industry:

	Revenues
(in millions, except	Six Months Ended June 30,
percentage)	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
Telecommunication	$38.3	27.5%	$48.8	33.7%	$(10.5)	-21.5%
Utility	91.3	65.4%	90.0	62.1%	1.3	1.4%
Transportation	2.2	1.6%	2.0	1.4%	0.2	10.0%
Other	7.6	5.5%	4.1	2.8%	3.5	85.4%
Total revenues	$139.4	100.0%	$144.9	100.0%	$(5.5)	-3.8%

 The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

(in MTs, except	Metric Tons Sold Six Months Ended June 30,
percentage	2012		2011		Change in	Change in
	MT	%	MT	%	MT	%
Telecommunication	6,414	34.3%	7,556	39.2%	(1,142)	-15.1%
Utility *	10,976	58.6%	10,528	54.6%	448	4.3%
Transportation	304	1.6%	235	1.2%	69	29.4%
Other	1,027	5.5%	970	5.0%	57	5.9%
Total sales volume	18,721	100.0%	19,289	100.0%	(568)	-2.9%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

During the six months ended June 30, 2012, our sales to the telecommunication markets decreased by 1,142 metric tons, or 15.1%, compared to the same period of 2011, which was primarily due to a continued slowdown in telecommunication infrastructure build out in the PRC and US.

Our sales to utility markets increased by 448 metric tons, or 4.3%, in the first half of 2012 compared to the first half of 2011. We expect modest growth in utilities-related sales in 2012 as a result of our business development efforts as well as ongoing adoption trends elsewhere in Europe and Asia.

Capacity and Output

The following table summarizes installed cladding capacities per annum and metric ton sold by products in the second quarter of 2012:

	Six Months Ended June 30, 2012
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	40,000	13,288	12,400	650
CCS	8,200	26	16,300	2,132
Total	48,200	13,314	28,700	2,782

Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

(in MTs, except	Metric Tons Sold
percentage	Six Months Ended June 30,
	2012		2011		Change in	Change in
	MT	%	MT	%	MT	MT
CCA	14,720	78.6%	15,797	81.9%	(1,077)	-6.8%
CCS	3,548	19.0%	3,188	16.5%	360	11.3%
Others	453	2.4%	304	1.6%	149	49.0%
Total sales volume *	18,721	100.0%	19,289	100.0%	(568)	-2.9%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Sales volume of CCA in our PRC segment decreased by 6.9%, or 981 metric tons, in the first half of 2012 compared to the same period of 2011 due to the slowdown of the PRC’s 3G build out. Sales volume of CCA in our US segment decreased by 6.3%, or 96 metric tons, in the first half of 2012 compared to the same period of 2011.

Sales volume of CCS in our US segment increased by 14.6%, or 450 metric tons in the first half of 2012 compared to the same period of 2011. We experienced increased activity and saw an increase in quote activity during the first half year of 2012 in the European market. We have begun to see traction in diverse markets including China, India, the Philippines, Indonesia, Malaysia, and Singapore, particularly for our grounding wire applications.

Gross Profit and Gross Margin

	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$36.2	$38.2	$(2.0)	-5.2%
Gross Margin	26.0%	26.4%		-0.4%

Gross profit decreased by 5.2% to $36.2 million from $38.2 million in the first half year of 2012. As a percentage of revenues, gross margin decreased to 26.0% in the first half of 2012 from 26.4% in the same period in 2011. The decrease in gross margin was primarily due to lower metric tons shipped in our PRC segment which has a higher margin than our US segment. In addition, the lower than average gross margin of our Liege tubing facility, which started sales in the second quarter of 2012, also contributed to the decrease in gross margin.

Selling Expenses

	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Selling Expenses	$3.4	$2.4	$1.0	41.7%
as a percentage of revenues	2.5%	1.7%		0.8%

Selling expenses were $3.4 million in the half year ended June 30, 2012, an increase by 41.7%, or $1.0 million compared to the same period in 2011. As a percentage of revenues, selling expenses increased from 1.7% in the first half of 2011 to 2.5% in the first half of 2012. The increase in selling expenses was primarily related to the ramp-up of operations at Liege, as well as ongoing business development activities.

General and Administrative Expenses

	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$13.6	$10.0	$3.6	36.0%
as a percentage of revenues	9.8%	6.9%		2.9%

General and administrative (G&A) expenses were $13.6 million in the first half of 2012 compared to $10.0 million in the same period in 2011, representing an increase of 36.0%, or $3.6 million. The increase was primarily due to a $2.2 million increase in going-private related expenses in the six months ended June 30, 2012 compared to the same period of 2011, and $0.9 million of G&A expenses occurring in our newly established Liege facility.

Income from operations

The following table sets forth income from operations by segment, in millions of dollars:

(in millions, except percentage)	Six Months Ended June 30,
	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
PRC	$25.6	133.3%	$28.8	111.6%	$(3.2)	-11.1%
US	$0.1	0.5%	$1.2	4.7%	$(1.1)	-91.7%
Segment income from operations	$25.7	133.8%	$30.0	116.3%	$(4.3)	-14.3%
Corporate expenses	$(6.5)	-33.8%	$(4.2)	-16.3%	$(2.3)	54.8%
Total income from operations	$19.2	100.0%	$25.8	100.0%	$(6.6)	-25.6%

Total income from operations was $19.2 million in six months period ended June 30, 2012 compared to $25.8 million in the same period of 2011, representing a decrease of 25.6%, or $6.6 million. The decrease was primarily due to a lower gross profit as a result of lower revenues and a higher selling and G&A expenses.

Other Income (Expense)

Interest income (expenses)

	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$0.5	$0.4	$0.1	25.0%
Interest Expenses	$(0.2)	$(0.2)	$-	-%
Net Interest Income (Expenses)	$0.3	$0.2	$0.1	50.0%
as a percentage of revenues	0.2%	0.1%		0.1%

Net interest income was stable in the second quarter of 2012 compared to the same period of 2011.

Income Taxes

	Six Months Ended June 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$19.4	$25.1	$(5.7)	-22.7%
Income Tax Expense	7.2	7.6	(0.4)	-5.3%
Effective income tax rate	37.1%	30.3%		6.8%

The effective income tax rate was 37.1% in the first half of 2012, compared to 30.3% in the same six months of last year. The higher effective tax rate was primarily due to the increased provision of full valuation allowance for the deferred income tax assets in loss-making entities in US, Europe and PRC.

Our PRC subsidiaries have a cash balance of $198 million as of June 30, 2012 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to US federal income tax of 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of $287 million and $ 269 million as of June 30, 2012 and December 31, 2011, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

Net Income

As a result of the above factors, we had net income of $12.2 million in the first half of 2012 compared to net income of $17.5 million in the same period of 2011.

Selected Balance Sheet Data at June 30, 2012 and December 31, 2011:

	Selected Balance Sheet Data
	June 30, 2012,	December 31, 2011	Change
(in millions, except percentage)			Amount	%
Cash	$203.3	$200.5	$2.8	1.4%
Accounts Receivable, net	$73.0	$64.0	$9.0	14.1%
PP&E (a)	$110.0	$117.4	$(7.4)	-6.3%
Total Assets	$438.3	$426.8	$11.5	2.7%
Short Term Debt	$4.2	$0.7	$3.5	500%
Long Term Debt	$7.9	$8.3	$(0.4)	-4.8%
Shareholders' Equity	$405.5	$396.2	$9.3	2.3%

(a) For breakdown of property, plant and equipment, please refer to consolidated financial statements footnote 5 for details.

Our financial condition continues to improve as measured by an increase of 2.3% in shareholders’ equity as of June 30, 2012 compared to December 31, 2011. Cash increased by $2.8 million, primarily due to cash provided by operating activities of $3.2 million and cash provided by financing activities of $1.7 million, partially offset by the effect of foreign currency exchange rates on cash of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At June 30, 2012, the majority of our cash was held in RMB denominated bank deposits with PRC financial institutions. The PRC has strict rules for converting RMB to other currencies and for movement of funds from PRC subsidiaries to the US holding company. Consequently, we used funds from our public offering in the second quarter 2010 to invest in our non-PRC operations and have secured new working capital lines for non-PRC operations to finance our growing working capital needs.

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

As is customary in the industry, we provide payment terms to most of our customers that exceed terms that we receive from our suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material for inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. We do not expect to incur significant capital expenditures in the period from July 1, 2012 to December 31, 2012.

For long lived assets, ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. For the six months period ended June 30, 2012 and June 30, 2011, the Company incurred total repairs and maintenance expenses of approximately $0.8 million and $0.9 million, respectively. No major renewals and betterments were recognized for the first half year both of 2012 and 2011.

The following table sets forth a summary of our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2012	2011
Net cash provided by operating activities	$3.2	$20.7
Net cash used in investing activities	$(0.3)	$(0.5)
Net cash provided by financing activities	$1.7	$(4.5)
Effect of foreign currency exchange rate changes on cash	$(1.8)	$3.1
Cash at beginning of period	$200.5	$123.0
Cash at end of period	$203.3	$141.9

For the six months ended June 30, 2012, net cash provided by operating activities was $3.2 million, a decrease of 84.5%, or $17.5 million compared to the same period in 2011. The decrease in cash provided by operating activities was due to lower revenues as a result of lower sales volumes in our PRC segment and an increase in working capital needs at our Dalian and Liege facilities, as we built-up inventory in anticipation of higher demand levels during the rest of the year.

For the six months ended June 30, 2012, net cash used in investing activities was $0.3 million, which was primarily for the purchase of PP&E.

For the six months ended June 30, 2012, net cash provided by financing activities was $1.7 million, which was primarily from the proceeds from bank loans in Europe amounting to $3.3 million and the repayment of an interest-free loan provided by Mr. Li Fu amounting to $2 million.

At June 30, 2012, our cash balance was $203.3 million compared to $200.5 million at December 31, 2011.

Days sales outstanding (DSO) has remained stable at 88 days at June 30, 2011 and June 30, 2012, while days payable outstanding (DPO) increased to 8 days at June 30, 2012, from 6 days at June 30, 2011.

We continued our policy of extending credit terms to certain credit worthy customers that have long-standing business relationships with us in order to capture increased market share. We believe that our ability to extend credit terms puts pressure on our smaller competitors whose limited capital resources have become further strained due to the global economic crisis and are unable to make such accommodations for customers.  We make provisions for doubtful accounts receivable specifically based on the facts we obtain about the customers’ ability to pay. We have not experienced any significant write-off of accounts receivable. The Company has established appropriate procedures to facilitate collection.

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2011	Six months ended June 30, 2012
Customer Payment Term	Payment in advance/up to 120 days	Payment in advance/up to 120 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days decreased to 28 days at June 30, 2012 from 31 days at June 30, 2011. Advances to supplier’s turnover days decreased from 22 days at June 30, 2011 to 9 days at June 30, 2012. The Company’s major raw materials consist of aluminum, steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affect the prices of the Company’s products and the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at June 30, 2012:

Contractual obligations	Total	Payment due by less than 1 year	1 – 3 years	3-5 years	More than 5 years
Long-term debt*	$8,322,815	852,219	7,470,596	-	-
Operating lease	$615,665	246,266	369,399	-	-
Total	$8,938,480	1,098,485	7,839,995	-	-

* Our long term loan with Regions Bank with a principal amount of $5,362,500 as of June 30, 2012, shall be repaid in equal monthly principal payments plus interest each month until August 31, 2020. However, Regions Bank has the right to demand full repayment in August 2014 of the total outstanding balance unless we renew the loan before this date. We therefore have assumed a full repayment of the total outstanding balance of the term loan in August 2014.

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

We did not have any commodity price derivatives or hedging arrangements outstanding at June 30, 2012 and did not employ any commodity price derivatives in the first two quarters of 2012.

Foreign Exchange Risk

While our reporting currency is the USD, a significant portion of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between USD and RMB. If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. Assets and liabilities of the group entities with functional currencies other than USD are translated into USD using the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $3.9 million based on our revenues, costs and expenses, assets and liabilities denominated in RMB as of June 30, 2012. As of June 30, 2012, our accumulated foreign currency translation gain as part of accumulated other comprehensive income amounted to $50,358,928 and our foreign currency translation loss recognized in other comprehensive income in the second quarter of 2012 and the first two quarters of 2012 was $3,756,984 and $3,735,665. We do not intend to enter into any hedging transactions in an effort to reduce our exposure to foreign exchange risk in the future. The value of the RMB against the USD and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

Item 4. Controls and Procedures

 (a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers (“CEOs”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our co-CEOs and CFO, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our co-CEOs and CFO concluded that as of the date of this evaluation, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no further material developments in legal proceedings in which we are a party during the three months ended June 30, 2012.

Item 1A. Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 have not materially changed.

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

FUSHI COPPERWELD, INC.

Date: August 9, 2012	By:	/s/ Craig H. Studwell
Name: Craig H. Studwell
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

