Form 10-Q
period 2012-09-30
Fushi Copperweld, Inc.
filed 2012-11-09
CIK 710846

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of September 30, 2012, the registrant had 38,402,560 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	USD	USD
ASSETS
Current assets:
Cash	217,651,755	200,451,902
Accounts receivable, net of allowance for doubtful accounts	69,960,402	63,978,861
Inventories	20,326,083	10,695,123
Advances to suppliers	6,434,273	6,793,904
Prepaid expenses and other current assets	2,120,305	1,332,204
Total current assets	316,492,818	283,251,994

Property, plant and equipment, net	107,924,367	117,405,523
Intangible assets, net	301,912	431,441
Land use rights	13,037,820	13,321,796
Deposits for land use rights	10,105,229	10,090,621
Goodwill	1,814,691	1,812,068
Other non-current assets	448,615	491,380
Total assets	450,125,452	426,804,823
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term bank loan	2,828,320	-
Current portion of long-term loan	650,000	650,000
Accounts payable	5,738,739	3,802,155
Amounts due to a related party	-	2,000,000
Accrued expenses and other current liabilities	15,344,231	15,880,176
Total current liabilities	24,561,290	22,332,331
Long-term loans	7,121,200	7,632,100
Deferred income tax liabilities	633,954	672,943
Total liabilities	32,316,444	30,637,374

Shareholders’ equity:
Common stock, $0.006 par value, 100,000,000 shares authorized; 38,402,560 and 38,240,438 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	230,417	229,444
Additional paid-in capital	170,526,773	169,335,522
Retained earnings	192,455,545	172,507,890
Accumulated other comprehensive income	54,596,273	54,094,593
Total shareholders’ equity	417,809,008	396,167,449
Commitments and contingencies
Total liabilities and shareholders’ equity	450,125,452	426,804,823

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
	USD	USD	USD	USD

Revenues	72,607,142	74,279,340	212,056,802	219,158,766
Cost of revenues	53,660,052	54,353,890	156,912,140	161,047,950
Gross profit	18,947,090	19,925,450	55,144,662	58,110,816

Operating expense
Selling expenses	1,836,636	1,127,259	5,267,629	3,519,065
General and administrative expenses	5,855,039	5,061,337	19,454,307	15,035,656
Total operating expenses	7,691,675	6,188,596	24,721,936	18,554,721

Income from operations	11,255,415	13,736,854	30,422,726	39,556,095

Other income (expense):
Interest income	237,563	222,852	710,972	663,776
Interest expense	(70,687)	(116,378)	(309,183)	(340,282)
Foreign currency exchange gain (losses), net	62,449	(757,407)	82,116	(1,677,122)
Total other income (expense)	229,325	(650,933)	483,905	(1,353,628)

Income before income taxes	11,484,740	13,085,921	30,906,631	38,202,467
Income tax expense	3,784,597	4,137,255	10,958,976	11,793,472

Net income	7,700,143	8,948,666	19,947,655	26,408,995

Other comprehensive income:
Foreign currency translation adjustment, net of nil income taxes	4,237,345	5,322,885	501,680	12,854,266
Comprehensive income	11,937,488	14,271,551	20,449,335	39,263,261

Earnings per share:
Basic and diluted	0.20	0.23	0.52	0.69

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine-Month Period Ended September 30,
	2012	2011
	USD	USD
Cash flows from operating activities:
Net cash provided by operating activities	16,289,145	40,676,212

Cash flows from investing activities:
Purchases of property, plant and equipment	(423,623)	(1,160,718)
Net cash used in investing activities	(423,623)	(1,160,718)

Cash flows from financing activities:
Proceeds from bank loans	15,768,600	-
Payment for acquisition of Jinchuan	-	(4,819,107)
Repayment of interest-free advance provided by Mr. Li Fu	(2,000,000)	-
Repayment of bank loans	(13,435,700)	(487,500)
Proceeds from issuance of common stock and warrants	573,210	628,495
Net cash provided by (used in) financing activities	906,110	(4,678,112)

Effect of foreign currency exchange rate changes on cash	428,221	5,786,556
Net increase in cash	17,199,853	40,623,938
Cash at beginning of period	200,451,902	123,000,338
Cash at end of period	217,651,755	163,624,276

Supplemental disclosure of cash flow information:
Interest paid	309,183	340,282
Income taxes paid	15,257,995	7,665,233

See accompanying notes to unaudited condensed consolidated financial statements

FUSHI COPPERWELD, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of presentation and significant concentrations and risks

(a) Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as permitted by rules and regulations of the US Securities and Exchange Commission (the ‘‘SEC’’). The condensed consolidated balance sheet as of December 31, 2011 was derived from the audited consolidated financial statements of Fushi Copperweld, Inc. (“Fushi”) and subsidiaries (collectively the ‘‘Company’’). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of comprehensive income, changes in equity and cash flows for the year then ended included in Fushi’s Annual Report on Form 10-K filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the financial position as of September 30, 2012, the results of operations for the three-month periods ended September 30, 2012 and 2011, and the results of operations and cash flows for the nine-month periods ended September 30, 2012 and 2011, have been made.

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the fair values of assets acquired and liabilities assumed in business combinations, the recoverability of the carrying amounts of property, plant and equipment, goodwill and intangible assets, the realizability of inventories and deferred income tax assets, the useful lives of property, plant and equipment and intangible assets, the collectibility of accounts receivable, the fair values of share-based compensation awards, and the accruals for tax uncertainties and other contingencies. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(b) Significant concentrations and risks

The percentage of the Company’s total revenues from customers located in the People’s Republic of China (“PRC”), United States (“US”) and other countries is as follows:

	Three-Month Period Ended September 30,
	2012		2011
	USD	%	USD	%

PRC	57,228,308	79%	60,378,513	81%
US	8,995,727	12%	10,195,436	14%
Other countries	6,383,107	9%	3,705,391	5%
Total	72,607,142	100%	74,279,340	100%

	Nine-Month Period Ended September 30,
	2012		2011
	USD	%	USD	%

PRC	161,458,954	76%	173,356,367	79%
US	32,157,378	15%	32,561,751	15%
Other countries	18,440,470	9%	13,240,648	6%
Total	212,056,802	100%	219,158,766	100%

The Company expects revenues from customers located in the PRC and US to continue to represent a substantial portion of its revenues in the future. Any factors adversely affecting the bimetallic wire sector in the PRC and US will have a material adverse effect on the Company’s business, financial position and results of operations.

The Company purchases raw materials from a limited number of suppliers. In the aggregate, five major suppliers provided approximately 66% and 59% of the Company’s raw materials for the nine-month periods ended September 30, 2012 and 2011, respectively. Management believes that other suppliers could provide similar raw materials on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect the Company’s business, financial position and results of operations.

To limit exposure to credit risk relating to bank deposits, the Company primarily places bank deposits with large financial institutions in the PRC with acceptable credit rating. As of September 30, 2012 and December 31, 2011, the Company placed 92% and 88% of its total cash, respectively, with Industrial and Commercial Bank of China, a large state-owned bank in China. Bank deposits placed in financial institutions in the PRC are uninsured by the government authority.

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

The assets and liabilities of Dalian Fushi as of September 30, 2012 and December 31, 2011, and revenues and net loss of Dalian Fushi for the three and nine-month periods ended September 30, 2012 and 2011 are as follows:

	September 30, 2012	December 31, 2011
	USD	USD

Property, plant and equipment, net	43,223,948	45,529,419
Land use rights	5,194,637	5,282,596
Other assets	287,415	404,539
Total assets	48,706,000	51,216,554

Amounts due to Fushi International (i)	24,678,547	24,482,686
Other liabilities	737,691	512,857
Total liabilities	25,416,238	24,995,543

(i)	This amount is eliminated on consolidation.

	Three-Month Period Ended September 30,
	2012	2011
	USD	USD

Revenues	-	-
Net loss	949,485	893,696

	Nine-Month Period Ended September 30,
	2012	2011
	USD	USD

Revenues	-	-
Net loss	2,947,747	2,569,305

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

Note–3 - Accounts receivable

Accounts receivable consist of the following:

	September 30, 2012	December 31, 2011
	USD	USD

Trade receivables	70,628,151	64,543,940
Allowance for doubtful accounts	(667,749)	(565,079)
Accounts receivable, net	69,960,402	63,978,861

Accounts receivable from one customer which exceeded 10% of the Company’s net accounts receivable amounted to USD 6,433,517 and USD 6,645,151 as of September 30, 2012 and December 31, 2011, respectively.

Note–4 – Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011
	USD	USD

Raw materials	6,944,941	3,957,385
Work in progress	4,272,349	2,541,754
Finished goods	9,108,793	4,195,984
Total inventories	20,326,083	10,695,123

Note–5 – Property, plant and equipment

Property, plant and equipment consist of the following:

	September 30, 2012	December 31, 2011
	USD	USD

Plant and buildings	67,114,311	66,993,046
Machinery and equipment	95,859,202	94,777,398
Office equipment and furniture	1,636,292	1,615,393
Motor vehicles	4,784,580	4,777,698
Construction in progress	2,022,034	2,526,016
Total property, plant and equipment	171,416,419	170,689,551
Less: accumulated depreciation	(63,492,052)	(53,284,028)
Property, plant and equipment, net	107,924,367	117,405,523

Depreciation expense was USD 3,316,174 and USD 3,273,909 for the three-month periods ended September 30, 2012 and 2011, respectively, and USD 10,029,560 and USD 9,842,417 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Note 6 - Deposits for land use rights

In October 2010, the Company paid RMB 63,442,960 to the Managing Committee of China Yixing Industrial Park for Environmental Science & Technology, a government organization, in advance to acquire the land use right on a piece of land of approximately 151,040 square meters in Yixing, Jiangsu province of the PRC. The Company plans to establish an operating facility in the area for the manufacture and sale of bilmetallic wire products in Southeast China. As of September 30, 2012, the Company has not obtained the title to the land use right because the administrative procedures, including obtaining governmental approvals, have not been completed. The prepayment was recorded in deposits for land use right in the consolidated balance sheets as of September 30, 2012 and December 31, 2011 and will be reclassified to land use rights once the Company obtains the title to the land use right. The Company believes that the deposits will be refunded or used as payment for another equivalent piece of land if the title to the land use right cannot be obtained.

Note 7 - Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	Note	September 30, 2012	December 31, 2011
		USD	USD

Accrued payroll		2,845,311	2,459,681
Income tax payable		3,687,379	7,966,202
Value-added tax payable		1,378,612	1,577,727
Others	(a)	7,432,929	3,876,566
Total accrued expenses and other current liabilities		15,344,231	15,880,176

  (a) Others mainly represent construction payable, accrued professional service fee in connection with the Company’s going private transaction and accrued shipping costs.

Note 8 - Loans and revolving line of credit

Loans consist of the following:

Name of lender	September 30, 2012	December 31, 2011
	USD	USD

BNP Paribas Fortis Bank short-term loan	2,828,320	-

Regions bank term loan – current portion	650,000	650,000

Regions bank term loan – noncurrent portion	4,550,000	5,037,500
Walloon Region loan	2,571,200	2,594,600
Long-term loans	7,121,200	7,632,100

Repayment of principal of long-term loans for each of the five years following September 30, 2012 is as follows:

Amount
USD

Period from October 1, 2012 to December 31, 2012	162,500
Years ending December 31,
2013	650,000
2014	6,958,700
2015	-
2016	-
2017	-
Total	7,771,200

As of September 30, 2012 and December 31, 2011, the Company had no balance under the revolving credit facility of USD 4.5 million with Regions Bank.

In 2011, Copperweld Bimetallics Europe SPRL and Copperweld Tubing Europe SPRL entered into a credit facility agreement with BNP Paribas Fortis Bank, pursuant to which the bank has provided (i) a credit facility up to €2,000,000 for Copperweld Bimetallics Europe SPRL and (ii) a credit facility up to €8,000,000 for Copperweld Tubing Europe SPRL. The credit facilities expire on October 31, 2012. This type of credit facility is typically offered on an annually renewable basis. Pursuant to the credit facility agreement, there is a commitment fee of 0.2% per quarter on the unused amount of the facility. On October 23, 2012, the Company renewed the credit facilities to extend the maturity date to October 31, 2013. The amount that can be drawn from each credit facility is based on the respective amount of eligible inventories and receivables of Copperweld Bimetallics Europe SPRL and Copperweld Tubing Europe SPRL. The credit facilities are secured by the business of Copperweld Bimetallics Europe SPRL and Copperweld Tubing Europe SPRL and guaranteed by Fushi.

In the first three quarters of 2012, Copperweld Bimetallics Europe SPRL withdrew €1,900,000 ($2,435,800) under credit facility agreement and repaid €1,400,000 ($1,794,800). Also, in the first three quarters of 2012, Copperweld Tubing Europe SPRL withdrew a total of €10,400,000 ($13,332,800) under its credit facility agreement and repaid €8,700,000 ($11,153,400). Both short-term borrowings mature and expire at various times within one year.

As of September 30, 2012, Copperweld Bimetallics Europe SPRL has unused credit facility of €1,500,000 ($1,928,400) and Copperweld Tubing Europe SPRL has unused credit facility of €6,300,000 ($8,099,280).

Note 9 - Earnings per share

Basic and diluted earnings per share are calculated as follows:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
	USD	USD	USD	USD
Numerator:
Net income	7,700,143	8,948,666	19,947,655	26,408,995
Net income attributable to participating securities - nonvested shares	(15,209)	(21,964)	(39,399)	(64,819)
Net income for basic and diluted earnings per share	7,684,934	8,926,702	19,908,256	26,344,176
Denominator:
Denominator for basic earnings per share:
Weighted average number of common stock outstanding Plus:	38,361,910	38,204,078	38,300,246	38,186,708
Warrants	-	-	-	3,586
Stock options	61,878	50,670	25,576	74,828
Denominator for diluted earnings per share	38,423,788	38,254,748	38,325,822	38,265,122
Earnings per share
Basic and diluted	0.20	0.23	0.52	0.69

The following table summarizes potentially dilutive securities excluded from the calculation of diluted earnings per share for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively, because their effects are anti-dilutive:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011

Shares issuable upon exercise of stock options	241,750	921,455	241,750	921,455
Shares issuable upon exercise of warrants	-	100,000	-	100,000

  Note 10 – Income tax

The effective income tax rates for the three-month periods ended September 30, 2012 and 2011 were 33.0% and 31.6%, respectively. The effective income tax rates for the nine-month periods ended September 30, 2012 and 2011 were 35.5% and 30.9%, respectively. The effective income tax rates for the three-month and nine-month periods ended September 30, 2012 differ from the PRC statutory income tax rate of 25% primarily due to the recognition of valuation allowances for deferred income tax assets relating to the entities which were in cumulative loss positions.

As of September 30, 2012 and December 31, 2011, full valuation allowances of USD 11,332,490 and USD 8,763,199 were provided against the deferred income tax assets arising from tax loss carryforwards and deductible temporary differences of entities which were in cumulative loss positions.

As of and for the nine-month period ended September 30, 2012, the Company did not have any unrecognized tax benefits, and thus no interest and penalties related to unrecognized tax benefits were recorded. In addition, the Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

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

Shareholder class action complaints have been filed in Nevada against Fushi and certain officers and directors in connection with the Initial Fu Proposal in November 2010. In the complaints, the plaintiffs alleged that the consideration in the proposal was grossly inadequate. The complaint sought, among other relief, to enjoin defendants from consummating the Initial Fu Proposal and to direct defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of the shareholders. There are no definite claims for damages, though the plaintiffs claim that the proposed offer price in the Initial Fu Proposal is unfair. The Company believes the allegation is without merit and the Company has viable defenses to the allegations. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of September 30, 2012 since the possible loss or range of loss cannot be reasonable estimated.

(2)	Shareholder class action complaints have been filed against Fushi and certain of its present and former officers and directors in connection with the Company's restatement of its consolidated financial statements for the years ended December 31, 2007, 2008 and 2009, and the unaudited condensed consolidated financial statements for the quarters ended March 31, 2010, September 30, 2010 and September 30, 2010. In the complaint, the plaintiff seeks damages in an unspecified amount on behalf of a putative class of persons and entities who purchased the Company's common stock between August 14, 2007 and March 29, 2011. The plaintiff alleges that the Company's financial statements for the aforementioned periods contain material misstatements and omissions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company believes the allegation is without merit and the Company has viable defenses to the allegations. Nevertheless, there is a possibility that a loss may have been incurred. In accordance with ASC Topic 450, no loss contingency was accrued as of September 30, 2012 since the possible loss or range of loss cannot be reasonable estimated.

(3)	Pursuant to the agreement between the Company and Nexans Deutschland Industries GmbH & Co. KG (“Nexans”), certain sales of the Company’s CCA products are subject to royalty payments to Nexans, which are expensed as incurred. Royalty expenses are insignificant for all the periods presented.

(4)	On September 29, 2011, the Company obtained the approval from the Commercial Court of Liege in Belgium for a lease agreement (“Belgium Lease Agreement”), pursuant to which the Company leased land, buildings and equipments from the court appointed receivers of Leaf Business Holdings, an entity in bankruptcy in Leige, Belgium. Leaf Business Holdings was engaged in casting, cold folding, cold rolling and drawing non-ferrous metals, primarily copper, before its liquidation. The lease agreement is effective from October 1, 2011 to December 31, 2014. The monthly rental fee is €8,333 ($10,810) from October 1, 2011 to December 31, 2011 and €16,200 ($20,827) thereafter through December 31, 2014. Future minimum lease payment under this agreement is €48,600 ($62,480) for the three-month period ending December 31, 2012 and €194,400 ($249,921) for each of the two-year ending December 31, 2013 and 2014.

The Company has an option to purchase the leased assets for a total consideration of €5,750,000 ($7,392,200) (the “Option Exercise Price”). If the option to purchase is exercised before December 31, 2012, the Option Exercise Price will be reduced by an amount equal to half of the accumulated rental fees from October 1, 2011 to the exercise date of the option. If the option to purchase is exercised between January 1, 2013 and December 31, 2014, the Option Exercise Price will be reduced by an amount equal to a quarter of the accumulated rental fees from October 1, 2011 to the exercise date of the option.

Note 12 - Segment Information

The segment information is as follows:

	Three–Month Period Ended September 30, 2012
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	56,219,941	16,387,201	72,607,142
Intersegment revenues	528,213	1,142	529,355
Depreciation and amortization	2,985,517	473,114	3,458,631
Segment operating income	13,797,354	154,411	13,951,765

	Three–Month Period Ended September 30, 2011
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	61,259,761	13,019,579	74,279,340
Intersegment revenues	1,810,078	-	1,810,078
Depreciation and amortization	2,953,628	461,680	3,415,308
Segment operating income	16,043,774	(153,853)	15,889,921

	Nine–Month Period Ended September 30, 2012
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	161,237,967	50,818,835	212,056,802
Intersegment revenues	1,340,572	1,142	1,341,714
Depreciation and amortization	9,057,380	1,402,462	10,459,842
Segment operating income	39,392,574	293,964	39,686,538

	Nine–Month Period Ended September 30, 2011
	PRC	US	Total
	USD	USD	USD

Revenues from external customers	176,380,484	42,778,282	219,158,766
Intersegment revenues	3,237,189	-	3,237,189
Depreciation and amortization	8,811,168	1,429,889	10,241,057
Segment operating income	44,880,914	1,046,254	45,927,168

Reconciliation of segment operating income to consolidated income before income taxes is as follows:

	Three-Month Period Ended September 30,
	2012	2011
	USD	USD

Total segment operating income	13,951,765	15,889,921
Corporate operating expenses *	(2,696,350)	(2,153,067)
Interest income	237,563	222,852
Interest expense	(70,687)	(116,378)
Other expense, net	62,449	(757,407)
Consolidated income before income taxes	11,484,740	13,085,921

	Nine-Month Period Ended September 30,
	2012	2011
	USD	USD

Total segment operating income	39,686,538	45,927,168
Corporate operating expenses *	(9,263,812)	(6,371,073)
Interest income	710,972	663,776
Interest expense	(309,183)	(340,282)
Other expense, net	82,116	(1,677,122)
Consolidated income before income taxes	30,906,631	38,202,467

* Corporate operating expenses are expenses shared between the PRC segment and the US segment, including business administration and management, corporate marketing, and corporate accounting and human resources expenses.

Note 13 - Related Party Transactions

In December 2011, Mr. Li Fu advanced $2,000,000 to Fushi to facilitate timely payment of certain expenses of Fushi. The advance is non-interest bearing and was due on demand. In January 2012, $1,800,000 was repaid to Mr. Fu by Fushi in cash. In March 2012, the remaining balance of $200,000 was repaid to Mr. Fu by Fushi International in RMB cash by using the prevailing foreign exchange rate of USD against RMB on the repayment date. The average balance of amount due to Mr. Lu was approximately $0.26 million for the 9-month period ended September 30, 2012. The imputed interest of the advance was insignificant.

For the nine-month periods ended September 30, 2012 and 2011, the Company rented an office of approximately 800 square meters in Beijing from Mr. Fu free of charge. The quarterly amount of rental fee based on quoted price for similar facilities was $ 68,273. The Company recognized an expense of $204,819 and a corresponding amount to additional paid in capital for the nine-month periods ended September 30, 2012 and 2011, respectively.

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

Pursuant to the Merger Agreement, at the effective time of the merger, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger (the “Shares”) will be converted into the right to receive $9.50 in cash without interest. Shares held in the treasury of the Company or owned, directly or indirectly, by Parent, Merger Sub, or any wholly owned subsidiary of the Company immediately prior to the effective time of the merger will be cancelled without consideration. Shares of the Company’s common stock beneficially owned by Mr. Fu and his affiliates and affiliates of Abax, will be cancelled for no consideration, because these parties are contributing their shares to Parent in exchange for ownership interests in Holdco. Each then-outstanding option to purchase shares of the Company’s common stock granted under any equity plan of the Company, whether or not vested or exercisable, will become fully vested and exercisable, contingent upon the occurrence of the merger, and will be converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of the merger consideration of $9.50 per share over the applicable exercise price per share of such stock option and (ii) the number of shares of the Company’s common stock such holder could have purchased had such holder exercised such stock option in full immediately prior to the effective time of the merger. Each then-outstanding nonvested share of the Company’s common stock granted under any equity plan of the Company, will vest in full, contingent upon the occurrence of the merger (and all restrictions thereon will immediately lapse), and be converted at the effective time into the right to receive an amount in cash equal to $9.50.

The Company’s Board of Directors, acting upon the unanimous recommendation of the Special Committee approved the Merger Agreement and has recommended that the Company’s stockholders vote to approve the Merger Agreement.  The Merger is scheduled to be subject to the stockholders’ vote on December 11, 2012.

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

The financing for the Merger will be obtained through (i) a facility agreement, dated June 27, 2012, by and between Parent and China Development Bank Corporation Hong Kong Branch (“CDB”) pursuant to which CDB will provide a term loan facility of up to $185 million to Parent; (ii) an equity commitment letter, dated as of June 28, 2012, by and among Abax Lotus Ltd. and AGC Asia 6 Ltd. and Holdco pursuant to which Abax Lotus Ltd. and AGC Asia 6 Ltd. will provide equity financing of $30 million to Holdco; and (iii) an equity commitment letter, dated as of June 28, 2012, by and between Mr. Fu and Holdco pursuant to which Mr. Fu will provide equity financing of $45 million to Holdco.

As of September 30, 2012, the Company recorded a total merger cost of $5.1 million consisting of investment banking, legal and other costs associated with the proposed Merger. The merger cost is recorded in general and administration expenses when incurred.

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

Except as otherwise indicated or as the context otherwise requires, “Fushi,” “the Company,” “we,” “our” and “us” refer to Fushi Copperweld, Inc. (formerly Fushi International, Inc.), a Nevada corporation and its subsidiaries, (i) Fushi Holdings, Inc. (formerly Diversified Product Inspections, Inc.) (“Fushi Holdings”), (ii) Fushi International (Dalian) Bimetallic Cable Co., Ltd. (formerly Dalian Diversified Product Inspections Bimetallic Cable, Co., Ltd.) (“Fushi International (Dalian)”), (iii) Dalian Fushi Bimetallic Manufacturing, Co., Ltd. (“Dalian Fushi”), (iv) Copperweld Bimetallics, LLC (“Copperweld”), (v) Copperweld Bimetallics UK, LLC (“Copperweld UK”), (vi) Dalian Jinchuan Power Cable Co. (“Jinchuan”), (vii) Fushi International (JiangSu) Bimetallic Cable Co., Ltd. (“Fushi International (JiangSu)”), (viii) Fushi Copperweld Europe SARL (“Fushi Europe”), (ix) Copperweld Tubing Europe SPRL (“Copperweld Tubing”), and (x) Copperweld Bimetallic Europe SPRL (“Copperweld Europe”). In this Quarterly Report, all references to the “PRC” refer to the People’s Republic of China. In accordance with industry practice, “MT” refers to a metric ton, a unit of weight equivalent to 1,000 kilograms. “Copperweld” is a registered trademark that we own, and “Fushi” is an additional trademark we use in our business.

Overview

We believe we are one of the world’s largest producers, based on manufacturing capacity, and a leading innovator of bimetallic wire products, principally copper-clad aluminum, or CCA, and copper-clad steel, or CCS, products. CCA and CCS conductors are generally used as a substitute for solid copper conductors in applications for which either cost savings or specific electrical or physical attributes are necessary. Relative to solid copper wire, our customized, engineered bimetallic wire products significantly reduce the amount of copper metal required to manufacture a conductor, and because copper is expensive relative to aluminum and steel, our products significantly reduce conductor cost per unit length. In the third quarter of 2012, our products were sold to 217 customers in 43 countries. We market our products under the trademarked names of “Copperweld®” and “Fushi TM ,” and sell primarily to cable manufacturers and, to a lesser extent, through distributors or sales agents to cable manufacturers.

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

We believe we have a strong market position in all markets in which we compete due to the quality of our products, geographic and customer diversity and our ability to deliver superior products while operating as a low cost provider. As a result, we believe we are now one of the leading producers of bimetallic wire products in the world and are one of the market leaders in North America, Europe, North Africa, the Middle East and the PRC. We continue to expand within current and developing markets and create shareholder value by:

•	Investing in organic growth in both infrastructure-based and fast-growing markets;

•	Focusing on margin enhancement through investment in new machinery and research and development that will improve the performance and capabilities of our bimetallic products and allow us to enter new markets;

•	Optimizing capacity and utilization rates throughout the Company by focusing on key performance indicators and operational excellence;

•	Protecting and enhancing the Fushi Copperweld brand;

•	Strategically hiring and developing talent, to improve the effectiveness of our performance management process, and

•	Pursuing acquisitions that expand our strategic capabilities, our access to customers and our product lines as well as downstream in our value chain.

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

Pursuant to the Merger Agreement, at the effective time of the merger, Merger Sub will be merged with and into the Company, and as a result, the Company will continue as the surviving corporation and a wholly owned subsidiary of Parent (the “merger”). Each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the merger (the “Shares”) will be converted into the right to receive $9.50 in cash without interest. Shares held in the treasury of the Company or owned, directly or indirectly, by Parent, Merger Sub, or any wholly owned subsidiary of the Company immediately prior to the effective time of the merger will be cancelled without consideration. Shares of our common stock beneficially owned by Mr. Fu and his affiliates and affiliates of Abax Capital Partners (Hong Kong) Limited ("Abax"), will be cancelled for no consideration, because these parties are contributing their shares to Parent in exchange for ownership interests in Holdco. Each then-outstanding option to purchase shares of the Company’s common stock granted under any equity plan of the Company, whether or not vested or exercisable, will become fully vested and exercisable, contingent upon the occurrence of the merger, and will be converted into the right to receive an amount in cash equal to the product of (i) the excess, if any, of the merger consideration of $9.50 per share over the applicable exercise price per share of such stock option and (ii) the number of shares of the Company’s common stock such holder could have purchased had such holder exercised such stock option in full immediately prior to the effective time of the merger. Each then-outstanding nonvested share of the Company’s common stock granted under any equity plan of the Company, will vest in full, contingent upon the occurrence of the merger (and all restrictions thereon will immediately lapse), and be converted at the effective time into the right to receive an amount in cash equal to $9.50.

The Company’s Board of Directors, acting upon the unanimous recommendation of the Special Committee approved the Merger Agreement and has recommended that the Company’s stockholders vote to approve the Merger Agreement.  The Merger is scheduled to be subject to the stockholders’ vote on December 11, 2012.

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

Highlights for the three months ended September 30, 2012 include:

•	Product shipped was 10,167 MT compared to 9,300 MT in the third quarter of 2011;
•	Revenues were $72.6 million compared to $74.3 million in the third quarter of 2011;
•	Gross profit was $18.9 million, or 26.1% of revenues, compared to $19.9 million, or 26.8% of revenues, in the third quarter of 2011;
•	Income from operations was $11.3 million, or 15.5% of revenues, compared to $13.7 million, or 18.5% of revenues, in the third quarter of 2011;
•	Net income was $7.7 million, or $0.20 per diluted share, compared to net income of $8.9 million, or $0.23 per diluted share, in the third quarter of 2011;
•	Cash position of $217.7 million at September 30, 2012, compared to $200.5 million at December 31, 2011.

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

In addition to these macro-level trends, the Company is presented with opportunities brought by the addition of CCS cladding capacity at our Dalian facility. We believe this equipment is the first large-scale, high quality CCS cladding capacity in Asia. We continue to educate the PRC and other Asian markets on the benefits of CCS for the telecommunication, utilities, and transportation markets in anticipation of expected large-scale production of 8,200 MT of annual CCS capacity at our Dalian facility in fiscal year 2012. Initially, we intend to focus our CCS efforts on capturing market share in the CATV drop cable market. According to the 12th Five-year Program Outline by the Optical and Electrical Cable Association of China, approximately 8,000,000 kilometers of CATV drop cable was manufactured in the PRC in 2009. This amount of CATV cable represents the equivalent of approximately 50,000 MT of CCS center conductor, and to-date has been primarily supplied by local Copper-plated Steel (CPS) manufacturers. We believe CPS to be an inferior product compared to CCS, and the absence of local, affordably priced CCS manufacturers in the PRC results in CATV manufacturers choosing CPS in their production process. As we introduce CCS production, we expect those market dynamics to shift to be more in-line with those of developed markets, where CCS is the preferred center conductor of choice for CATV drop cable.

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

Results of Operations

The following table sets forth, for the periods indicated, statement of operations data in millions of US dollars:

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2012	2011	%	2012	2011	%
Revenues	$72.6	$74.3	-2.3%	$212.1	$219.2	-3.2%
Gross profit	18.9	19.9	-5.0%	55.1	58.1	-5.2%
Selling, general and administrative expenses	7.7	6.2	24.2%	24.7	18.5	33.5%
Income from operations	11.2	13.7	-18.2%	30.4	39.6	-23.2%
Income before income taxes	11.5	13.1	-12.2%	30.9	38.2	-19.1%
Income tax expense	3.8	4.2	-9.5%	11.0	11.8	-6.8%
Net income	$7.7	$8.9	-13.5%	$19.9	$26.4	-24.6%

Three Months Ended September 30, 2012 compared to three months ended September 30, 2011:

Revenues from external customers by segment

The following tables set forth revenues from external customers in millions of US dollars and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentage)	Three Months Ended September 30,
	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
PRC	$56.2	77.4%	$61.3	82.5%	$(5.1)	-8.3%
US	16.4	22.6%	13.0	17.5%	3.4	26.2%
Total revenues	$72.6	100.0%	$74.3	100.0%	$(1.7)	-2.3%

(in MTs, except	Metric Tons Sold
percentage	Three Months Ended September 30,
	2012		2011		Change in	Change in
	MT	%	MT	%	MT	%
PRC *	7,710	75.8	7,227	77.7%	483	6.7%
US	2,457	24.2	2,073	22.3%	384	18.5%
Total sales volume	10,167	100.0	9,300	100.0%	867	9.3%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Revenues for the third quarter of 2012 were $72.6 million, a decrease of 2.3% from $74.3 million in same quarter of the prior year. The decrease was primarily due to lower unit selling prices as a result of decrease of raw material price in the third quarter of 2012 compared to that of 2011.

The PRC segment experienced a decrease of 8.3% in revenues in the third quarter of 2012, which is primarily due to lower unit selling prices as a result of decrease of unit price of raw materials, particularly copper. The volume sold in terms of MT in our PRC segment increased 483 MT, or 6.7% in the third quarter of 2012 compared to the same quarter of 2011. The higher volume shipped in the PRC segment in the third quarter of 2012 was mainly the result of stronger sales to our utility customers. The appreciation of the average exchange rate of RMB against USD in the third quarter of 2012 compared with the same period of 2011 has also attributed to a 1.0% or $0.6 million increase in revenue as a result of translating PRC entities’ revenue denominated in RMB to USD.

The US segment experienced an increase of 26.2% in revenues in the third quarter of 2012 compared to the same period of 2011. The increase is primarily due to an 18.5% increase in quantities sold which is partially contributed by operations in Liege, Belgium.

Revenues by industry

The following table presents the breakdown of revenues in millions of US dollars by industry:

	Revenues
(in millions, except	Three Months Ended September 30,
percentage)	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
Telecommunication	$20.8	28.7%	$24.1	32.4%	$(3.3)	-13.7%
Utility	45.8	63.1%	47.1	63.4%	(1.3)	-2.8%
Transportation	1.0	1.4%	1.2	1.7%	(0.2)	-16.7%
Other	5.0	6.8%	1.9	2.5%	3.1	163.2%
Total revenues	$72.6	100.0%	$74.3	100.0%	$(1.7)	-2.3%

The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

(in MTs, except	Metric Tons Sold Three Months Ended September 30,
percentage)	2012		2011		Change in	Change in
	MT	%	MT	%	MT	%
Telecommunication	3,586	35.3	3,707	39.9%	(121)	-3.3%
Utility *	5,636	55.4	4,948	53.2%	688	13.9%
Transportation	136	1.3	152	1.6%	(16)	-10.5%
Other	809	8.0	493	5.3%	316	64.1%
Total sales volume	10,167	100.0	9,300	100.0%	867	9.3%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

In the third quarter of 2012, our sales to the telecommunication markets decreased by 121 metric tons, or 3.3%, compared to the same period of 2011, which was primarily the result of the continued slowdown in telecommunication infrastructure build out in the PRC and US.

Our sales to utility markets increased by 688 metric tons, or 13.9%, in the third quarter of 2012 compared to the third quarter of 2011 as we continued to shift our sales to utility customers. In our PRC segment, sales to utility market increased by 374 MT, or 11.8%, We expect modest growth in utilities-related sales in 2012 as a result of our business development efforts as well as ongoing adoption trends elsewhere in Europe and Asia.

Capacity and Output

The following table summarizes installed cladding capacities per annum and metric ton sold by products in the third quarter of 2012:

	Three Months Ended September 30, 2012
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	40,000	7,536	12,400	540
CCS	8,200	24	16,300	1,621
Total	48,200	7,560	28,700	2,161

Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

(in MTs, except	Metric Tons Sold
percentage)	Three Months Ended September 30,
	2012		2011		Change in	Change in
	MT	%	MT	%	MT	%
CCA	8,076	79.4%	7,711	82.9%	365	4.7%
CCS	1,645	16.2%	1,440	15.5%	205	14.2%
Others	446	4.4%	149	1.6%	297	199.3%
Total sales volume *	10,167	100.0%	9,300	100.0%	867	9.3%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Sales volume of CCA in our PRC segment increased by 6.5%, or 463 metric tons in the third quarter of 2012 compared to the same period of 2011 due to stronger sales in utility market partially offset by weaker sales to telecommunication market as a result of slowdown of the PRC’s 3G build out. Sales volume of CCA in our US segment decreased by 15.4%, or 98 metric tons in the third quarter of 2012 compared to the same period of 2011.

Sales volume of CCS in our US segment increased by 16.5%, or 230 metric tons in the third quarter of 2012 compared to the same period of 2011 primarily due to incremental sales from our Liege facility, which started sales in the first quarter of 2012.

Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$18.9	$19.9	$(1.0)	-5.0%
Gross Margin	26.1%	26.8%		-0.7%

Gross profit decreased 5.0% to $18.9 million from $19.9 million in the third quarter of 2011. As a percentage of revenues, gross margin decreased to 26.1% in the third quarter of 2012 from 26.8% in the same period in 2011. The decrease of gross margin was mainly due to lower average gross margin of our Liege tubing facility, which started sales in the first quarter of 2012.

Selling Expenses

	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Selling Expenses	$1.8	$1.1	$0.7	63.6%
as a percentage of revenues	2.5%	1.5%		1.0%

Selling expenses were $1.8 million in the quarter ended September 30, 2011, an increase of 63.6%, or $0.7 million compared to the same period in 2011. As a percentage of revenues, selling expenses increased from 1.5% in the third quarter of 2011 to 2.5% in the third quarter of 2012. The increase in selling expenses was primarily related to expenses incurred at our Liege facility and our ongoing efforts in business development activities.

General and Administrative Expenses

	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$5.9	$5.1	$0.8	15.7%
as a percentage of revenues	8.1%	6.9%		1.2%

General and administrative (G&A) expenses were $5.9 million in the third quarter of 2012 compared to $5.1 million in the same period in 2011, representing an increase of 15.7%, or $0.8 million. As a percentage of revenues, G&A expenses increased from 6.9% in the third quarter of 2011 to 8.1% in the third quarter of 2012. The increase in G&A expenses was mainly due to expenses incurred at our Liege facility.

Income from operations

The following table sets forth income from operations by segment, in millions of US dollars:

(in millions, except percentage)	Three Months Ended September 30,
	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
PRC	$13.8	122.1%	$16.0	116.8%	$(2.2)	-13.8%
US	$0.2	2.7%	$(0.2)	-1.5%	$0.4	-200.0%
Segment income from operations	$14.0	124.8%	$15.8	115.3%	$(1.8)	-11.4%
Corporate expenses	$(2.8)	-24.8%	$(2.1)	-15.3%	$(0.7)	33.3%
Total income from operations	$11.2	100.0%	$13.7	100.0%	$(2.5)	-18.2%

Total income from operations was $11.2 million in the quarter ended September 30, 2012 compared to $13.7 million in the same period of 2011, representing a decrease of 18.2%, or $2.5 million. The decrease was primarily due to a lower gross profit as a result of lower revenues and a higher selling and G&A expenses.

Other Income (Expense)

Interest income (expenses)

	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$0.2	$0.2	$-	-%
Interest Expenses	$(0.1)	$(0.1)	$-	-%
Net Interest Income (Expenses)	$0.1	$0.1	$-	-%
as a percentage of revenues	0.1%	0.1%		-%

Net interest income was stable in the third quarter of 2012 compared to the same period of 2011.

Income Taxes

	Three Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$11.5	$13.1	$(1.6)	-12.2%
Income Tax Expense	3.8	4.2	(0.4)	-9.5%
Effective income tax rate	33.0%	31.6%		1.4%

The Company’s effective income tax rate was 33.0% in the third quarter of 2012, compared to 31.6% in the same quarter of last year. On a percentage basis, there were more losses generated from loss-making entities in US, Europe and PRC in the third quarter of 2012 compared to the same quarter of last year, which resulted in a higher effective tax rate. Full valuation allowances were provided for the deferred income tax assets relating to these losses.

Our PRC subsidiaries have a cash balance of $210.6 million as of September 30, 2012 which is planned to be permanently reinvested in the PRC. Distributions from our PRC subsidiaries are subject to US federal income tax of 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of $301 million and $269 million as of September 30, 2012 and December 31, 2011, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

Net Income

As a result of the above factors, we had net income of $7.7 million in the third quarter of 2012 compared to net income of $8.9 million in the same quarter of 2011.

Nine Months Ended September 30, 2012 compared to nine months ended September 30, 2011:

Revenues from external customers by segment

The following tables set forth revenues from external customers in millions of US dollars and metric tons (MT) of copper-clad products sold by segment:

(in millions, except	Revenues
percentage)	Nine Months Ended September 30,
	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
PRC	$161.3	76.0%	$176.4	80.5%	$(15.1)	-8.6%
US	50.8	24.0%	42.8	19.5%	8.0	18.7%
Total revenues	$212.1	100.0%	$219.2	100.0%	$(7.1)	-3.2%

(in MTs, except	Metric Tons Sold
percentage)	Nine Months Ended September 30,
	2012		2011		Change in	Change in
	MT	%	MT	%	MT	%
PRC *	21,187	73.3%	21,848	76.4%	(661)	-3.0%
US	7,701	26.7%	6,742	23.6%	959	14.2%
Total sales volume	28,888	100.0%	28,590	100.0%	298	1.0%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Revenues were $212.1 million in the first three quarters of 2012, a decrease of $ 7.1 million, or 3.2%, compared to $ 219.2 million in the same period of last year, which was primarily due to lower unit selling prices as a result of decrease of raw materials price, particularly copper, offset by higher sales volume in the first three quarters of 2012 compared to the same period of 2011.

The PRC segment experienced a decrease of 8.6 % in revenues for the nine months ended September 30, 2012, which is primarily due to a 3.0% decrease in quantities sold and 7.2% decrease in average selling prices of copper-clad products as a result of lower raw material prices. On the other hand, the appreciation of the average exchange rate of RMB against USD in the first three quarters of 2012 compared with the same period of 2011 has also attributed to a 2.6% or $4.1 million increase in revenue as a result of translating PRC entities’ revenue denominated in RMB to USD.

The US segment experienced an increase of 18.7% in revenues for the nine months ended September 30, 2012 compared to that of 2011. The increase is primarily due to a 14.2% increase in quantities sold which is partially due to the operations in Liege, Belgium.

Revenues by industry

The following table presents the breakdown of revenues in millions of US dollars by industry:

	Revenues
(in millions, except	Nine Months Ended September 30,
percentage)	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
Telecommunication	$59.1	27.9%	$72.9	33.3%	$(13.8)	-18.9%
Utility	137.2	64.7%	137.0	62.5%	0.2	0.1%
Transportation	3.2	1.5%	3.2	1.5%	-	-%
Other	12.6	5.9%	6.1	2.7%	6.5	106.6%
Total revenues	$212.1	100.0%	$219.2	100.0%	$(7.1)	-3.2%

 The following table presents the breakdown of metric tons (MT) of copper-clad products sold to customers by industry:

(in MTs, except	Metric Tons Sold Nine Months Ended September 30,
percentage)	2012		2011		Change in	Change in
	MT	%	MT	%	MT	%
Telecommunication	10,000	34.6%	11,263	39.4%	(1,263)	-11.2%
Utility *	16,613	57.5%	15,477	54.1%	1,136	7.3%
Transportation	440	1.5%	387	1.3%	53	13.7%
Other	1,835	6.4%	1,463	5.2%	372	25.4%
Total sales volume	28,888	100.0%	28,590	100.0%	298	1.0%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

During the nine months ended September 30, 2012, our sales to the telecommunication markets decreased by 1,263 metric tons, or 11.2%, compared to the same period of 2011, which was primarily due to the continued slowdown in the telecommunication infrastructure build out in the PRC and US.

Our sales to utility markets increased by 1,136 metric tons, or 7.3%, in the first three quarters of 2012 compared to the first three quarters of 2011. We expect modest growth in utilities-related sales in 2012 as a result of our business development efforts as well as ongoing adoption trends elsewhere in Europe and Asia.

Capacity and Output

The following table summarizes installed cladding capacities per annum and metric ton sold by products in the third quarter of 2012:

	Nine Months Ended September 30, 2012
	PRC		US
	Capacity (MT)	Total Volume (MT)	Capacity (MT)	Total Volume (MT)
CCA	40,000	20,825	12,400	1,972
CCS	8,200	50	16,300	5,142
Total	48,200	20,875	28,700	7,114

Product Mix

The following table summarizes the breakdown of metric tons (MT) of copper-clad products sold to customers by product mix:

(in MTs, except	Metric Tons Sold
percentage)	Nine Months Ended September 30,
	2012		2011		Change in	Change in
	MT	%	MT	%	MT	%
CCA	22,797	78.9%	23,508	82.2%	(711)	-3.0%
CCS	5,192	18.0%	4,628	16.2%	564	12.2%
Others	899	3.1%	454	1.6%	445	98.0%
Total sales volume *	28,888	100.0%	28,590	100.0%	298	1.0%

* Does not include sales volume contributed by Jinchuan. The sales volume of power cables in Jinchuan is measured in meters.

Sales volume of CCA in our PRC segment decreased by 2.4%, or 517 metric tons, in the first three quarters of 2012 compared to the same period of 2011 due to the slowdown of the PRC’s 3G build out. Sales volume of CCA in our US segment decreased by 8.9%, or 194 metric tons, in the first three quarters of 2012 compared to the same period of 2011 due to less orders of certain main customers in the U.S.

Sales volume of CCS in our US segment increased by 15.2%, or 679 metric tons in the first three quarters of 2012 compared to the same period of 2011. We experienced increased activity and saw an increase in quote activity during the first three quarters of 2012 in the European market. We have begun to see traction in diverse markets including China, India, the Philippines, Indonesia, Malaysia, and Singapore, particularly for our grounding wire applications.

Gross Profit and Gross Margin

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Gross Profit	$55.1	$58.1	$(3.0)	-5.2%
Gross Margin	26.0%	26.5%		-0.5%

Gross profit decreased by 5.2% to $55.1 million from $58.1 million in the first three quarters of 2012. As a percentage of revenues, gross margin decreased to 26.0% in the first three quarters of 2012 from 26.5% in the same period in 2011. The decrease in gross margin was primarily due to lower metric tons shipped in our PRC segment which has a higher margin than our US segment. In addition, the lower than average gross margin of our Liege tubing facility, which started sales in the first quarter of 2012, also contributed to the decrease in gross margin.

Selling Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Selling Expenses	$5.3	$3.6	$1.7	47.2%
as a percentage of revenues	2.5%	1.6%		0.9%

Selling expenses were $5.3 million in the three quarters ended September 30, 2012, an increase by 47.2%, or $1.7 million compared to the same period in 2011. As a percentage of revenues, selling expenses increased from 1.6% in the first three quarters of 2011 to 2.5% in the first three quarters of 2012. The increase in selling expenses was primarily related to the ramp-up of operations at Liege, as well as ongoing business development activities.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
General and Administrative Expenses	$19.4	$15.0	$4.4	29.3%
as a percentage of revenues	9.2%	6.8%		2.4%

General and administrative (G&A) expenses were $19.4 million in the first three quarters of 2012 compared to $15.0 million in the same period in 2011, representing an increase of 29.3%, or $4.4 million. The increase was primarily due to a $2.5 million increase in going-private related expenses in the nine months ended September 30, 2012 compared to the same period of 2011, and $1.2 million of G&A expenses incurred at our Liege facility.

Income from operations

The following table sets forth income from operations by segment, in millions of US dollars:

(in millions, except percentage)	Nine Months Ended September 30,
	2012		2011		Change in	Change in
	Amount	%	Amount	%	amount	%
PRC	$39.4	129.9%	$44.9	113.4%	$(5.5)	-12.2%
US	$0.3	1.0%	$1.0	2.5%	$(0.7)	-70.0%
Segment income from operations	$39.7	130.6%	$45.9	115.9%	$(6.2)	-13.5%
Corporate expenses	$(9.3)	30.6%	$(6.3)	-15.9%	$(3.0)	47.6%
Total income from operations	$30.4	100.0%	$39.6	100.0%	$(9.2)	-23.2%

Total income from operations was $30.4 million in nine months period ended September 30, 2012 compared to $39.6 million in the same period of 2011, representing a decrease of 23.2%, or $9.2 million. The decrease was primarily due to a lower gross profit as a result of lower revenues and higher selling and G&A expenses.

Other Income (Expense)

Interest income (expenses)

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Interest Income	$0.7	$0.7	$-	-%
Interest Expenses	$(0.3)	$(0.3)	$-	-%
Net Interest Income (Expenses)	$0.4	$0.4	$-	-%
as a percentage of revenues	0.2%	0.2%		-%

Net interest income was stable in the third quarter of 2012 compared to the same period of 2011.

Income Taxes

	Nine Months Ended September 30,		Change
(in millions, except percentage)	2012	2011	Amount	%
Income before Income Taxes	$30.9	$38.2	$(7.3)	-19.1%
Income Tax Expense	11.0	11.8	(0.8)	-6.8%
Effective income tax rate	35.5%	30.9%		4.6%

The Company’s effective income tax rate was 35.5% in the first three quarters of 2012, compared to 30.9% in the same nine months of last year. On a percentage basis, there were more losses generated from loss-making entities in US, Europe and PRC in the first three quarters of 2012 compared to the first three quarters of last year, which resulted in a higher effective tax rate. Full valuation allowances were provided for the deferred income tax assets relating to these losses.

Our PRC subsidiaries have a cash balance of $210.6 million as of September 30, 2012 which is planned to be permanently reinvested in the PRC. The distributions from our PRC subsidiaries are subject to US federal income tax of 34%, less any applicable foreign tax credits. Due to our plan to indefinitely reinvest our earnings in our PRC business, we have not provided for deferred income tax liabilities on undistributed earnings of $301 million and $ 269 million as of September 30, 2012 and December 31, 2011, respectively. It is not practicable to estimate the amounts of unrecognized deferred income tax liabilities thereof.

Net Income

As a result of the above factors, we had net income of $19.9 million in the first three quarters of 2012 compared to net income of $26.4 million in the same period of 2011.

Selected Balance Sheet Data at September 30, 2012 and December 31, 2011:

	Selected Balance Sheet Data
	September 30, 2012,	December 31, 2011	Change
(in millions, except percentage)			Amount	%
Cash	$217.7	$200.5	$17.2	8.6%
Accounts Receivable, net	$70.0	$64.0	$6.0	9.4%
PP&E (a)	$107.9	$117.4	$(9.5)	-8.1%
Total Assets	$450.1	$426.8	$23.3	5.5%
Short Term Debt	$2.8	$0.7	$2.1	300%
Long Term Debt	$7.8	$8.3	$(0.5)	-6.0%
Shareholders' Equity	$417.8	$396.2	$21.6	5.5%

(a) For breakdown of property, plant and equipment, please refer to consolidated financial statements footnote 5 for details.

Our financial condition continues to improve as measured by an increase of 5.5% in shareholders’ equity as of September 30, 2012 compared to December 31, 2011. Cash increased by $17.2 million, primarily due to cash provided by operating activities of $16.3 million, cash provided by financing activities of $0.9 million and the effect of foreign currency exchange rates on cash of $0.4 million.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations and capital expenditures principally through private placements of debt and equity, bank loans, and cash provided by operations. Significant factors affecting our cash liquidity include (1) cash provided by operating activities, (2) cash used for capital expenditures, and (3) our available credit facilities and other borrowing arrangements. At September 30, 2012, the majority of our cash was held in RMB denominated bank deposits with PRC financial institutions. The PRC has strict rules for converting RMB to other currencies and for movement of funds from PRC subsidiaries to the US holding company. Consequently, we used funds from our public offering in the third quarter 2010 to invest in our non-PRC operations and have secured new working capital lines for non-PRC operations to finance our growing working capital needs.

Under PRC Company Law and relevant rules and regulations, our PRC subsidiaries may pay dividends only out of their retained earnings/net profit, if any, calculated according to PRC accounting standards, and only after accumulated losses from preceding years have been fully covered and the following appropriations have been made:

a) appropriations to the statutory surplus reserve equivalent to 10% of its net profits less any accumulated losses, as determined under PRC GAAP; no further appropriations to the statutory surplus reserve are required once this reserve reaches an amount equal to 50% of its respective registered capital, and

b) appropriations to a discretionary surplus reserve as approved by the shareholders in shareholders' meeting.

As is customary in the industry, we provide payment terms to most of our customers that exceed terms that we receive from our suppliers. Therefore, the Company’s liquidity needs have generally consisted of working capital necessary to finance receivables and raw material for inventory. Capital expenditures have historically been necessary to expand the production capacity of the Company’s manufacturing operations. We do not expect to incur significant capital expenditures in the period from October 1, 2012 to December 31, 2012.

For long lived assets, ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized. For the nine months period ended September 30, 2012 and September 30, 2011, the Company incurred total repairs and maintenance expenses of approximately $1.3 million and $1.3 million, respectively. No major renewals and betterments were recognized for the first three quarters both of 2012 and 2011.

The following table sets forth a summary of our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2012	2011
Net cash provided by operating activities	$16.3	$40.7
Net cash used in investing activities	$(0.4)	$(1.2)
Net cash provided by financing activities	$0.9	$(4.7)
Effect of foreign currency exchange rate changes on cash	$0.4	$5.8
Cash at beginning of period	$200.5	$123.0
Cash at end of period	$217.7	$163.6

For the nine months ended September 30, 2012, net cash provided by operating activities was $16.3 million, a decrease of 60.0%, or $24.4 million compared to the same period in 2011. The decrease in cash provided by operating activities was due to lower revenues as a result of lower sales volumes in our PRC segment and an increase in working capital needs at our Dalian and Liege facilities, as we built-up inventory in anticipation of higher demand levels during the rest of the year.

For the nine months ended September 30, 2012, net cash used in investing activities was $0.4 million, which was primarily for the purchase of PP&E.

For the nine months ended September 30, 2012, net cash provided by financing activities was $0.9 million, which was primarily from the proceeds from bank loans in Europe amounting to $15.8 million, the repayment of bank loans of $13.4 million, and the repayment of an interest-free loan provided by Mr. Li Fu amounting to $2 million.

At September 30, 2012, our cash balance was $217.7 million compared to $200.5 million at December 31, 2011.

Days sales outstanding (DSO) increased from 85 days at September 30, 2011 to 89 days at September 30, 2012, while days payable outstanding (DPO) increased from 8 days at September 30, 2011 to 10 days at September 30, 2012.

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

Standard Customer and Supplier Payment Terms (days) as below:

	Year ended December 31, 2011	Nine months ended September 30, 2012
Customer Payment Term	Payment in advance/up to 120 days	Payment in advance/up to 120 days
Supplier Payment Term	Payment in advance/up to 30 days	Payment in advance/up to 30 days

Inventory turnover days increased to 35 days at September 30, 2012 from 30 days at September 30, 2011. Advances to supplier’s turnover days decreased from 20 days at September 30, 2011 to 11 days at September 30, 2012. The Company’s major raw materials consist of aluminum, steel rods and copper strips. Changes in the price of copper, which has an established history of volatility, directly affect the prices of the Company’s products and the demand for products. The Company’s decision to make advanced purchases of raw materials is mainly based upon (1) the current and projected future market price of raw materials, (2) the demand and supply situation in the raw materials market, and (3) the forecasted demand of products.

COMMITMENTS AND CONTINGENCIES

Contractual Obligations

Set out below are our contractual obligations at September 30, 2012:

Contractual obligations	Total	Payment due by less than 1 year	1 – 3 years	3-5 years	More than 5 years
Long-term debt*	$8,150,773	842,239	7,308,534	-	-
Operating lease	$562,322	249,921	312,401	-	-
Total	$8,713,095	1,092,160	7,620,935	-	-

* Our long term loan with Regions Bank with a principal amount of $5,200,000 as of September 30, 2012, shall be repaid in equal monthly principal payments plus interest each month until August 31, 2020. However, Regions Bank has the right to demand full repayment in August 2014 of the total outstanding balance unless we renew the loan before this date. We therefore have assumed a full repayment of the total outstanding balance of the term loan in August 2014.

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

We did not have any commodity price derivatives or hedging arrangements outstanding at September 30, 2012 and did not employ any commodity price derivatives in the first three quarters of 2012.

Foreign Exchange Risk

While our reporting currency is the USD, a significant portion of our consolidated revenues and consolidated costs and expenses are denominated in RMB. Furthermore, a significant portion of our assets are denominated in RMB. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between USD and RMB . If the RMB depreciates against the USD, the value of our RMB revenues, earnings and assets as expressed in our USD financial statements will decline. Assets and liabilities of the group entities with functional currencies other than USD are translated into USD using the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity. A 1% average appreciation (depreciation) of the RMB against the USD would increase (decrease) our comprehensive income by $4.0 million based on our revenues, costs and expenses, assets and liabilities denominated in RMB as of September 30, 2012. As of September 30, 2012, our accumulated foreign currency translation gain as part of accumulated other comprehensive income amounted to $54,596,273 and our foreign currency translation gain recognized in other comprehensive income in the third quarter of 2012 and the first three quarters of 2012 was $4,237,345 and $501,680, respectively. We do not intend to enter into any hedging transactions in an effort to reduce our exposure to foreign exchange risk in the future. The value of the RMB against the USD and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Since July 2005, the RMB has not been pegged to the USD. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the USD in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

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

(b) Changes in internal controls.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act of 1934) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no further material developments in legal proceedings in which we are a party during the three months ended September 30, 2012.

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

FUSHI COPPERWELD, INC.

Date: November 9, 2012	By:	/s/ Craig H. Studwell
Name: Craig H. Studwell
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Document Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and of the Principal Accounting and Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

